Form 10-Q
period 1996-03-31
POINDEXTER J B & CO INC
filed 1996-05-15
CIK 918962

================================================================================

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

================================================================================

    (Mark one)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                        Commission file number 33-75154
                                               --------

                          J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                        76-0312814
       -------------------------------         -------------------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

                                 1100 LOUISIANA
                                   SUITE 5400
                                 HOUSTON, TEXAS
                                      77002

                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                (713)  655-9800
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
            ----------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No
                                               ------     ------

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 14, 1996.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                   MARCH 31,      DECEMBER 31,
                                         ASSETS                                                      1996            1995
                                                                                                  -----------     ------------
                                                                                                  (Unaudited)
Current assets
    Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  4,211        $  1,714
    Accounts receivable, net of allowance for doubtful accounts of
      $2,711 and $2,626 respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . .           38,435          33,848

    Inventories, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           55,640          51,937
    Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,397           3,417
    Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,544           2,299
                                                                                                    --------        --------
         Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          105,227          93,215
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           51,844          52,746
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,373          22,860
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,560          11,973
                                                                                                    --------        --------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $192,004        $180,794
                                                                                                    ========        ========

                                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Short-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,457        $  4,184
    Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,986           2,337
    Borrowings under revolving credit facility.   . . . . . . . . . . . . . . . . . . . . .           25,310          24,288
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26,391          13,826
    Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,840           1,899
    Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              363
    Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,261          16,887
                                                                                                    --------        --------
         Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           78,245          63,784
Noncurrent liabilities
    Long-term debt, less current portion  . . . . . . . . . . . . . . . . . . . . . . . . .          104,233         104,543
    Employee benefit obligations and other  . . . . . . . . . . . . . . . . . . . . . . . .            3,179           3,016
                                                                                                    --------        --------
         Total noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          107,412         107,559
Stockholder's equity
    Common stock and paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,486          16,486
    Cumulative translation adjustment   . . . . . . . . . . . . . . . . . . . . . . . . . .               58              46
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10,197)         (7,081)
                                                                                                    --------        --------
         Total stockholder's equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,347           9,451
                                                                                                    --------        --------
         Total liabilities and stockholder's equity . . . . . . . . . . . . . . . . . . . .         $192,004        $180,794
                                                                                                    ========        ========

      The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED-IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                FOR THE THREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                             -------------------------
                                                                              1996               1995
                                                                             ------             ------

    Net sales . . . . . . . . . . . . . . . . . . . . . . . . . .           $   98,903         $ 111,182
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . .               79,343            89,349
                                                                            ----------         ---------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .               19,560            21,833
    Selling, general and administrative expense . . . . . . . . .               20,715            18,750
    Other (income) expense, net . . . . . . . . . . . . . . . . .                   31               (93)
                                                                            ----------         ---------
    Operating income (loss) . . . . . . . . . . . . . . . . . . .               (1,186)            3,176
    Interest expense  . . . . . . . . . . . . . . . . . . . . . .                3,915             3,782
                                                                            ----------         ---------
    Loss before income taxes  . . . . . . . . . . . . . . . . . .               (5,101)             (606)
    Income tax benefit    . . . . . . . . . . . . . . . . . . . .               (1,985)             (112)
                                                                            ----------         ---------
    Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .           $   (3,116)        $    (494)
                                                                            ==========         =========
    Loss per share  . . . . . . . . . . . . . . . . . . . . . . .           $   (1,018)        $    (161)
                                                                            ==========         =========
    Weighted average shares outstanding   . . . . . . . . . . . .                3,059             3,059
                                                                            ==========         =========





      The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED-IN THOUSANDS)

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH  31,
                                                                                        ------------------------------
                                                                                           1996                 1995
                                                                                        ---------             ---------
       Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (3,116)            $    (494)
       Adjustments to reconcile net loss to net
          cash provided (used in) by operating activities:
          Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . .       3,027                 2,445
          Gain on sale of equipment   . . . . . . . . . . . . . . . . . . . . . . . .          (7)                  (26)
          Deferred federal income tax provision   . . . . . . . . . . . . . . . . . .        (863)                 (489)
          (Decrease) increase in accrued pension liabilities  . . . . . . . . . . . .        (163)                   73
       Increase (decrease) in operating cash flows resulting from:
          Accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,625)               (9,032)
          Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,702)              (13,393)
          Prepaid expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .        (171)                 (181)
          Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,629                 8,172
          Accrued income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,483)                   68
          Accrued expenses and other  . . . . . . . . . . . . . . . . . . . . . . . .       3,780                 1,303
                                                                                       ----------             ---------
            Net cash provided (used in) by operating activities   . . . . . . . . . .       5,306               (11,554)
                                                                                       ----------             ---------
       Cash flows used in investing activities:
          Proceeds from disposition of equipment  . . . . . . . . . . . . . . . . . .          66                    73
          Acquisition of property, plant and equipment  . . . . . . . . . . . . . . .      (1,617)               (3,096)
          Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14                   (13)
                                                                                       ----------             ---------
            Net cash used in investing activities   . . . . . . . . . . . . . . . . .      (1,537)               (3,036)
                                                                                       ----------             ---------
       Cash flows provided by financing activities:
          Net proceeds (payments) of revolving lines of
          credit and short-term debt  . . . . . . . . . . . . . . . . . . . . . . . .        (705)                8,703
          Net proceeds (payments) of long-term debt and capital leases  . . . . . . .        (568)                 (187)
                                                                                       ----------             ---------
              Net cash provided by financing activities . . . . . . . . . . . . . . .      (1,273)                8,516
                                                                                       ----------             ---------
       Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . .       2,496                (6,074)
       Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . .       1,714                 9,121
                                                                                       ----------             ---------
       Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . .  $    4,210             $   3,047
                                                                                       ==========             =========
       Supplemental information:
          Cash paid for income taxes, net of refunds  . . . . . . . . . . . . . . . .  $      156             $     212
                                                                                       ==========             =========
          Cash paid for interest cost   . . . . . . . . . . . . . . . . . . . . . . .  $      592             $     488
                                                                                       ==========             =========





      The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) ORGANIZATION AND BUSINESS. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and together with JBPCO, the Company), operates manufacturing and wholesale distribution businesses. Subsidiaries consist of Morgan Trailer Mfg Co., (Morgan), Truck Accessories Group, Inc., (TAG), Lowy Group, Inc. (Lowy), EFP Corporation (EFP), and Magnetic Instruments Corp. (Magnetic Instruments).

   The Company incurred a net loss for the year ended December 31, 1995 of $8,536,000 and a net loss of $3,116,000 for the quarter ended March 31, 1996. The consolidated losses were attributable to operating losses at the Truck Accessories Group, primarily as a result of manufacturing problems associated with new product development, design changes and the production and finishing processes. These problems contributed to higher than normal product returns and production delays. Management has taken steps to address these problems including, among others, redesigning certain products and implementing additional quality control procedures. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of TAG operations.

   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 filed with the Securities and Exchange Commission on Form 10-K.

(2) EARNINGS PER SHARE. Primary earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. No common stock equivalents exist.

(3)    INVENTORIES.   Consolidated net inventories consist of the following (in
thousands):

                                                              MARCH 31,         DECEMBER 31,
                                                                1996                1995
                                                              ---------         -----------
FIFO Basis Inventory:

       Raw Materials  . . . . . . . . . . . . . . . . . .      $  20,544           $   19,267
       Work in Process  . . . . . . . . . . . . . . . . .         10,150                8,094
       Finished Goods . . . . . . . . . . . . . . . . . .         13,591               13,588
                                                               ---------           ----------
                                                                  44,285               40,949
                                                               ---------           ----------
LIFO Basis Inventory:

       Raw Materials  . . . . . . . . . . . . . . . . . .          2,145                2,245
       Work in Process  . . . . . . . . . . . . . . . . .          1,536                1,529
       Finished Goods . . . . . . . . . . . . . . . . . .          7,674                7,214
                                                               ---------           ----------
                                                                  11,355               10,988
                                                               ---------           ----------
Total Inventory . . . . . . . . . . . . . . . . . . . . .      $  55,640           $   51,937
                                                               =========           ==========



       If the first-in, first-out method had been used for all inventory, inventories would have been approximately $333,000 greater than reported at March 31, 1995 and $352,000 greater than reported at December 31, 1995.

(4)    REVOLVING CREDIT AGREEMENT.


      On May 23, 1994, concurrently with the consummation of the public debt offering, the Company entered into a senior secured revolving credit agreement (Revolving Credit Agreement) providing for borrowings by its Subsidiaries of up to $50.0 million. The arrangement allows the Company to borrow up to the lesser of $50,000,000 or 85 percent and 60 percent (35 percent for TAG) of eligible accounts receivable and inventory, respectively, of the Subsidiaries. The Revolving Credit Agreement provides for borrowings at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 5.44 percent at May 8, 1996) or U.S. prime rate (8.25 percent at May 8, 1996), and expires May 23, 1997. Interest is payable monthly. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under this Revolving Credit Agreement. At March 31, 1996, the Company had total borrowings of $25,310,000, bank acceptances of $2,621,000 and stand by letters of credit of $3,025,000 outstanding pursuant to the Revolving Credit Agreement. At March 31, 1996, the Company's unused available borrowings under the Revolving Credit Agreement totaled approximately $10,296,000.

      The Revolving Credit Agreement contains numerous restrictive covenants which, among other things, restrict the ability of the Company to dispose of assets, incur debt and enter into certain other transactions. In addition, the Company is required to maintain specified financial covenants including a minimum net worth and debt coverage ratio.

      Subsequent to year-end, the lenders agreed to waive certain covenant violations which occurred during 1995 and to amend the financial covenants of the Revolving Credit Agreement through its May 1997 expiration. The Revolving Credit Agreement was further amended whereby the lenders will be provided with a security interest in certain of the Company's property, plant and equipment in return for which the Company and its Subsidiaries will be allowed to borrow an additional $5,500,000 under the terms of the credit facility, subject to certain limitations, including the $50,000,000 limit on total borrowings. The amended and reset covenants include more frequent financial tests and the application of minimum net worth and current ratio tests of Morgan and minimum net worth test of TAG, additional periodic reporting of collateral and a limit on the amount advanced to TAG by JBPCO. The amendment to the loan agreement is subject to the completion of certain documentation requirements and conditions. The Revolving Credit Agreement as amended expires May 23, 1997.

      The Revolving Credit Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Additionally, the Company's cash balance is restricted under the terms of the Revolving Credit Agreement, accordingly, balances outstanding under the Revolving Credit Agreement are classified as a current liability.


(5)   BUSINESS COMBINATIONS

      On June 29, 1995, the Truck Accessories Group, acquired substantially all of the assets of two companies, 20th Century Fiberglass, Inc., (20th Century), and Century Distributing, Inc., (Century Distributing) and effective June 30, 1995, the Truck Accessories Group acquired substantially all of the assets of Brown Industries Ltd., Pro-More Industries Ltd., and Lo Rider Industries Inc., (Raider Industries).

       The results of all businesses acquired have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information becomes available. As a result, the financial information included in the Company's consolidated financial statements and in the pro forma information listed below is subject to adjustment prospectively as subsequent revisions in estimates of fair value, if any, are necessary.

      The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal years 1995 had been acquired on January 1, 1995, are as follows (in thousands, except per share amounts):

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        -----------------------------
                                                                                            1996              1995
                                                                                         (UNAUDITED)       (UNAUDITED)
       Pro forma net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 98,903          $ 122,230
       Pro forma operating income (loss)  . . . . . . . . . . . . . . . . . . . . .         (1,186)             3,562
       Pro forma income (loss) before extraordinary loss  . . . . . . . . . . . . .         (3,116)              (443)
       Pro forma net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .         (3,116)              (443)
       Pro forma income (loss) per common
          and common equivalent share -
              Income (loss) before extraordinary loss . . . . . . . . . . . . . . .         (1,018)              (145)
              Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,018)              (145)


       These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on January 1, 1995, nor should they be viewed as indicative of future results of operations.

(6)    CONTINGENCIES.

       CLAIMS AND LAWSUITS. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

       In February 1995, a lawsuit was filed against Magnetic, JBPCO and another entity unrelated to the Company, except through common ownership, by two companies under common ownership alleging violation of a confidentiality agreement entered into in 1994 when Magnetic and JBPCO were considering an acquisition of the two companies. The plaintiffs asserted various causes of action including fraud, breach of contract and business defamation and sought actual and punitive damages and costs. On April 30, 1996 the parties settled all claims on terms which did not have a material adverse effect on the Company.

       CONCENTRATION OF CREDIT RISK. Morgan has two customers (truck rental companies) accounting for approximately 38% and 58% of Morgan's net sales during the quarters ended March 31, 1996 and 1995, respectively, and 13% and 28% of consolidated net sales, respectively.

       ENVIRONMENTAL MATTERS. Morgan has been named as a potentially responsible party ("PRP") with respect to its alleged disposal of certain solvents at the Industrial Solvents and Chemical Co. state hazardous waste site in Newberry Township, Pennsylvania ("ISCC site") and at the Berks Associates Waste Recovery Superfund Site near Douglasville, Pennsylvania ("Berks site"). Morgan has also been requested to furnish information to the Environmental Protection Agency concerning Morgan's alleged shipment during the 1980s of used batteries to a battery refurbishment business that is now the Lancaster Battery Superfund Site near Lancaster, Pennsylvania and concerning Morgan's alleged disposal of certain paint cans and solid material at the Welsh Road Superfund Site (Barkman Landfill) near Honey Brook, Pennsylvania. Morgan has not been named as a potentially responsible party with respect to these sites. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Pennsylvania Hazardous Sites Clean- Up Act, past and present site owners and operators, transporters and waste generators are all potentially jointly and severally responsible for clean up costs. However, typically, the generator portion of the costs are allocated among generators, with each generator bearing costs proportionate to the volume and nature of the wastes it disposed of at the site. With respect to the ISCC site, Morgan has joined a group of PRPs and is a party to certain consent agreements with Pennsylvania and other PRP group members. These consent agreements require Pennsylvania to offer a settlement for potential future costs, including ground water remediation costs, upon completion of the interim remedial actions. With respect to the Berks site, Morgan has agreed to a settlement of its share of liability with the Environmental Protection Agency and is one of a group of PRP's negotiating with Pennsylvania for settlement of alleged natural resource damages. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the agreements Morgan is party to, the size of the waste sites, their years of operation, the large number of past users and potentially responsible parties of some of the sites, the alleged waste contribution by Morgan at some of these sites and the nature of the substances alleged to be present at the waste sites, the Company currently believes that Morgan's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

       In 1989, NSSC was listed as a potentially responsible party at the Wichita Brass Co., Inc. National Priority List site at 29th & Mead in Wichita, Kansas. Although the extent of NSSC's liability, if any, is not known at this time, management currently believes that NSSC's allocated share of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company is not aware of any other significant pending environmental claims pertaining to NSSC.

       Certain of the Company's operations utilize paints and solvents in their businesses. Also, raw materials used by EFP contain pentane, which is a volatile organic compound subject to regulation under the Clean Air Act. Based on current and proposed regulations, EFP estimates that it will have to purchase additional equipment for environmental compliance in the future, and the amount of such expenditure is not known at this time. Although the Company believes that it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary if and when compliance standards and technology change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks, new and remodeling construction activity and levels of oil and gas exploration activity.

        The Company acquired three new pickup cap manufacturing and light truck accessory businesses at the end of June, 1995. The acquired businesses operate within the Truck Accessories Group which consists of four operating divisions, namely: Leer Manufacturing, Leer Retail, National Truck Accessories and Century/Raider.


                             RESULTS OF OPERATIONS

               FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

CONSOLIDATED OPERATING RESULTS

       Net sales decreased 11% to $98.9 million for the three months ended March 31, 1996 compared to $111.2 million during 1995. The decrease was due primarily to Morgan whose sales decreased 39% or $20.7 million which was partially offset by sales at TAG which increased 32% or $9.0 million, which was attributable to operations acquired during June 1995.

       Cost of sales decreased 11% to $79.3 million for the three months ended March 31, 1996 compared to $89.4 million during 1995. Gross profit declined 10% to $19.6 million (20% of net sales) for the first quarter of 1996 compared to $21.8 million (20% of net sales) for 1995.

       Selling, general and administrative expense increased 10% to $20.7 million (21% of net sales) for the three months ended March 31, 1996 compared to $18.8 million (17% of net sales) during 1995. The increase was due primarily to increased costs associated with the businesses acquired by TAG during June 1995.

       Operating income decreased 137% to a loss of $1.2 million for the three months ended March 31, 1996 compared to an income of $3.2 million in 1995. The reduction was due primarily to the decline in sales at Morgan and increased operating losses at the Leer Manufacturing division of TAG.

       Interest expense increased slightly to $3.9 million during the three months ended March 31, 1996 compared to $3.8 million during 1995.

       The income tax benefit of $2.0 million for the first three months of 1996 increased $1.9 million compared to a benefit of $0.1 for 1995 as a result of increased losses before tax.

MORGAN

       Net sales decreased 39% to $32.3 million for the first three months of 1996 compared to record sales of $53.1 million for the first three months of 1995, as demand for Morgan's commercial van bodies decreased with the cyclical downturn in truck sales. Shipments decreased 43% during the 1996 period compared to 1995 primarily due to decreased shipments of consumer rental units. Backlog increased to $46.2 million at March 31, 1996, compared to $39.4 million at December 31, 1995.

       Cost of sales decreased 36% to $29.3 million for the first quarter of 1996 compared to $45.9 million for the same period in 1995. Gross profit decreased 58% to $3.0 million (9% of net sales) during 1996 compared to $7.1 million (13% of net sales) during 1995. The decline as a percentage of revenue was due primarily to the fixed nature of manufacturing overhead and indirect labor costs at lower levels of sales than for the same period in 1995.

       Selling, general and administrative expense decreased 13% to $3.3 million (10% of net sales) for the first three months of 1996 compared to $3.8 million (7% of net sales) for the same period of 1995. The increase to 10% of net sales in 1996 from 7% in 1995 was because certain fixed costs did not decrease in proportion to the reduction in net sales.

       Morgan's operating income decreased $3.6 million to a loss of $0.3 million during the first three months of 1996 compared to income of $3.3 million for the first three months of 1995 due to lower overhead absorption arising from the reduction in sales.

TAG (FORMERLY LEER)

       During 1995, TAG's operations were organized into four functional divisions: Leer Manufacturing, consisting of the manufacturing operations of the former Leer, Inc.; Leer Retail made up of retail operations; National Truck Accessories (NTA) comprising the former Leer Specialty Products division of Leer and the operations of 20th Century Distribution acquired in June 1995, both of which are wholesale distributors of light truck and sport utility vehicle accessories; and Century/Raider/Gem-Top consisting of the manufacturing operations of Century Fiberglass and Raider Industries acquired June 1995 and the Gem-Top manufacturing operations of Leer. The following operating results for each division exclude intercompany sales. As used below, "retail sales" refers to sales by TAG's company-owned stores.

       Net sales increased $9.0 million or 32 % to $37.3 million for the first three months of 1996 compared to $28.3 million for the first three months of 1995. Excluding operations acquired in June 1995, sales decreased $1.4 million or 5%. Retail sales increased 8.9% to $9.6 million, primarily due to additional stores opened during the latter part of 1995. Same store revenues remained constant with the same period in 1995 of $8.6 million. The Company operated 48 stores at March 31, 1996 and at December 31, 1995. Wholesale sales were flat compared to the prior year and manufacturing sales declined 13% or $2.0 million.

       Gross profit increased $1.8 million or 25% to $9.3 million (25% of net sales) for the first three months of 1996 compared to $7.5 million (26% of net sales) for the 1995 period. Excluding operations acquired in June 1995, gross profit declined $0.5 million, manufacturing gross profit decreased $1.1 million or 30% partially offset by a $0.6 million or 23% increase in retail gross margin.

        Selling, general and administrative expense increased 37% to $11.4 million (or 30% of net sales) for the first three months of 1996 compared to $8.3 million (or 29% of net sales) for the first three months of 1995. Excluding operations acquired during June 1995, selling, general and administrative expense increased $0.3 million primarily due to costs associated with the retail stores opened during the latter part of 1995.

       TAG's operating loss increased $1.2 million to an operating loss of $2.1 million for the first quarter of 1996 compared to an operating loss of $0.9 million for the first quarter of 1995. Compared to the last quarter of 1995, TAG's operating loss improved $3.3 million from a loss of $5.4 million for the quarter ended December 31,1995. Operating losses at Leer Manufacturing improved $2.8 million on flat revenues compared to the last quarter of 1995. The Company continues to implement improvement measures at the TAG companies.
Steps taken by management to address the manufacturing problems include among others, redesigning certain products and implementing additional quality control procedures.

LOWY

       Net sales decreased 9% to $16.0 million for the first three months of 1996 compared to $17.6 million for the first three months of 1995. The decrease in sales resulted primarily from lower residential construction activity in Lowy's trade area.

       Cost of sales decreased 6% to $12.0 million for the first quarter of 1996 compared to $12.7 million for the same period in 1995. Gross profit decreased 20% to $4.0 million (25% of net sales) for the first three months of 1996 compared to $5.0 million (28% of net sales) for the first three months of 1995, due to the reduction in sales partially offset by increased sample expense associated with new product offerings.

       Selling, general and administrative expense decreased 7% to $4.0 million (25% of net sales) for the first three months of 1996 compared to $4.3 million (24% of net sales) for the first three months of 1995, due primarily to reduced sales and reduced costs associated with a reduction in sales personnel.

       Lowy Group's operating income decreased $0.5 million to $0.1 million for the first three months of 1996 compared to $0.6 million for the first three months of 1995.

EFP

       Net sales decreased 14% to $7.0 million for the first three months of 1996 compared to $8.1 million for the comparable period of 1995. Sales increases of $0.7 million were offset by the loss of the Styrocast business of $1.3 million during the first quarter of 1995 and sales from the beverage cooler line of products sold during 1995 of $0.5 million.

        Cost of sales decreased 18% to $5.6 million during the 1996 period compared to $6.8 million during 1995. Gross profit increased to $1.4 million (19% of net sales) for the first three months of 1996 compared to $1.3 million (16% of net sales) for the first quarter of 1995. The increase in gross profit as a percentage of sales was due to lower raw material costs and labor efficiencies derived from upgraded manufacturing processes, and reduced manufacturing overhead.

       Selling, general and administrative expenses decreased 26% to $0.7 million (11% of net sales) for the first three months of 1996 compared to $1.0 million (12% of net sales) during the comparable period of

1995. The decrease is due primarily to reduced personnel cost associated with a reduction in personnel during the second quarter of 1995.

       EFP's operating income increased to $0.6 million for the first three months of 1996 compared to $0.3 million for the first three months of 1995, due primarily to reduction in selling, general and administrative expenses.

MAGNETIC INSTRUMENTS

       Net sales increased 53% to $6.3 million for the first three months of 1996 compared to $4.1 million during the comparable period in 1995, as a result of strong demand for oil field service related products.

       Cost of sales increased 52% to $4.4 million for the first three months of 1996 compared to $2.9 million for the first three months of 1995. Cost of Sales as a percent of net sales decreased to 70% in 1996 from 71% in 1995.

       Selling, general and administrative expenses increased to $0.8 million (12% of net sales) for the first three months of 1996 compared to $0.6 million (15% of net sales).

       Operating income increased to $1.1 million for the first three months of 1996 compared to $0.7 million for the first three months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

        Total assets increased 6% to $192.0 million at March 31, 1996 compared to $180.8 million at December 31, 1995. Working capital decreased 8.3% to $27.0 million at March 31, 1996 compared to $29.4 million at December 31, 1995. The working capital ratio declined to 1.3 at March 31, 1996 compared to 1.5 at December 31, 1995. Accounts receivable and inventory increased $8.3 million while current liabilities rose by $13.4 million principally due to a rise in accounts payable of $12.6 million. The increase in accounts payble is due primarily to increased payables at Morgan, whose accounts payable balance at December 31, 1995 was unusually low due to higher than normal levels of inventory.

       The ability to borrow under the Revolving Credit Agreement depends on the amount of eligible collateral. The amount of eligible collateral depends on certain advance rates applied to the value of accounts receivables and inventory. At March 31, 1996 the Company had total borrowing capacity of $41.2 million, of which $5.6 million was used to secure letters of credit and finance trade transactions. Additionally, $25.3 million had been borrowed to fund operations resulting in unused available borrowing capacity of $10.2 million. At May 8, 1996 the Company had available borrowing capacity of $13.1 million under the terms of the Revolving Credit Facility.

       Operating activities during the quarter ended March 31,1996 generated cash of $5.3 million compared to using cash of $11.6 million during 1995, operating losses and increased accounts receivable and inventories were offset by increased accounts payable.

       The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and
practices.   Management believes that its cash
balances and the borrowing availability under the Revolving Credit Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditure, working capital requirements and its known obligations. The amendments to the Revolving Credit Facility executed subsequent to year end include amended and reset financial covenants and additional financial reporting requirements, including quarterly minimum net worth and current ratio tests of Morgan, a quarterly net worth test of TAG and a limit on the amount advanced to TAG by JBPCO. Although there are no assurances, the Company's management believes that the operational issues discussed above will be resolved resulting in the Company maintaining adequate liquidity and complying with the covenants of the Revolving Credit Agreement as amended. The Company is in compliance with the terms the Revolving Credit Agreement at March 31, 1996.

ITEM 5.  OTHER INFORMATION

MANAGEMENT CHANGES

       Effective April 26, 1996 the president of Leer Manufacturing resigned from the Company. Effective April 19, 1996 the president of Magnetic Instruments was terminated. The Company is actively seeking replacements for these positions.

DIRECTORS

       In April, 1996 the Company received a letter of resignation from an outside director of the Company, Ben Love. The resignation was effective March 29, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

         10.1 Fourth Amendment to Loan and Agency Agreement dated as of March 29, 1996, among J.B. Poindexter & Co., Inc. Meridian Bank as Agent and the Banks (as defined therein).

         27    Financial Data Schedule.

         99.1 Waiver Letter with respect to the Loan and Agency Agreement, dated as of March 27, 1996, among J.B. Poindexter & Co., Inc., Meridian Bank as Agent and the Banks (as defined therein).

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        J.B. POINDEXTER & CO., INC.
                                               (Registrant)


Date: May 10, 1996                      By:        /s/ S. MAGEE
                                            -----------------------------------
                                                       S. Magee
                                              Financial Officer and Treasurer


                                                  /s/ R.S. WHATLEY
                                            -----------------------------------
                                                      R.S. Whatley, Chief
                                                       Accounting Officer

                                EXHIBIT INDEX


   10.1 Fourth Amendment to Loan and Agency Agreement dated as of March 29, 1996, among J.B. Poindexter & Co., Inc. Meridian Bank as Agent and the Banks (as defined therein)

   27        Financial Data Schedule.

   99.1 Waiver Letter with respect to the Loan and Agency Agreement, dated as of March 27, 1996, among J.B. Poindexter & Co., Inc.,
             Meridian Bank as Agent and the Banks (as defined therein).