Form 10-Q
period 1996-06-30
POINDEXTER J B & CO INC
filed 1996-08-14
CIK 918962

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

                For the quarterly period ended JUNE 30, 1996
                                               -------------

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to __________

                       Commission file number 33-75154
                                              --------

                         J.B. POINDEXTER & CO., INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                           76-0312814
         -----------------------            ------------------------
        (State or other jurisdiction            (I.R.S. Employer
       ofincorporation of organization)        Identification No.)


                               1100 LOUISIANA
                                 SUITE 5400
                               HOUSTON, TEXAS
                                    77002
                ---------------------------------------------
                  (Address of principal executive offices)
                                 (Zip code)

                               (713)  655-9800
         ----------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
- -------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ---     ---

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 13, 1996.

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

              J. B. POINDEXTER & CO.,INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (In thousands)

                                                                          June 30,       December 31,
                               ASSETS                                       1996             1995
                                                                        -------------    -------------
                                                                         (Unaudited)
Current assets
   Cash including restricted cash. . . . . . . . . . . . . . . . . .    $       1,981    $       1,714
   Accounts receivable, net of allowance for doubtful. . . . . . . .
      accounts of $2,577 and $2,626, respectively. . . . . . . . . .           38,802           33,848
   Inventories, net. . . . . . . . . . . . . . . . . . . . . . . . .           55,885           51,937
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .            3,397            3,417
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . .            3,461            2,299
                                                                        -------------    -------------
         Total current assets. . . . . . . . . . . . . . . . . . . .          103,526           93,215
Property, plant and equipment, net . . . . . . . . . . . . . . . . .           51,157           52,746
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,072           22,860
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,700           11,973
                                                                        -------------    -------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . .    $     188,455    $     180,794
                                                                        =============    =============
               LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Short term debt . . . . . . . . . . . . . . . . . . . . . . . . .    $       1,844    $       4,184
   Current portion of long-term debt . . . . . . . . . . . . . . . .            1,886            2,337
   Borrowings under revolving credit facility. . . . . . . . . . . .           25,244           24,288
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .           24,980           13,826
   Accrued interest payable. . . . . . . . . . . . . . . . . . . . .            1,555            1,899
   Accrued income taxes. . . . . . . . . . . . . . . . . . . . . . .                               363
   Other accrued liabilities . . . . . . . . . . . . . . . . . . . .           18,678           16,887
                                                                        -------------    -------------
      Total current liabilities. . . . . . . . . . . . . . . . . . .           74,187           63,784
Noncurrent liabilities
   Long-term debt, less current portion. . . . . . . . . . . . . . .          103,866          104,543
   Employee benefit obligations and other. . . . . . . . . . . . . .            3,206            3,016
                                                                        -------------    -------------
      Total noncurrent liabilities . . . . . . . . . . . . . . . . .          107,072          107,559
Stockholder's equity
   Common stock and paid-in capital. . . . . . . . . . . . . . . . .           16,486           16,486
   Cumulative translation adjustment . . . . . . . . . . . . . . . .               53               46
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .           (9,343)          (7,081)
                                                                        -------------    -------------
      Total stockholders equity. . . . . . . . . . . . . . . . . . .            7,196            9,451
                                                                        -------------    -------------
      Total liabilities and stockholders equity. . . . . . . . . . .    $     188,455    $     180,794
                                                                        =============    =============


       The accompanying notes are an integral part of these consolidated financial statements.

             J. B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited - in thousands, except per share amounts)


                                                        For the Three Months       For the Six Months
                                                          Ended June 30,             Ended June 30,
                                                         1996         1995         1996        1995
                                                      ----------   ----------    ---------   ---------
Net sales. . . . . . . . . . . . . . . . . . . . .    $  122,132   $  125,434    $ 221,034   $ 236,616
Cost of sales. . . . . . . . . . . . . . . . . . .        94,333       99,113      173,676     188,462
                                                      ----------   ----------    ---------   ---------
Gross profit . . . . . . . . . . . . . . . . . . .        27,799       26,321       47,358      48,154
Selling, general and administrative expense. . . .        21,601       19,732       42,316      38,482
Other income, net. . . . . . . . . . . . . . . . .          (135)         (61)        (105)       (154)
                                                      ----------   ----------    ---------   ---------
Operating income . . . . . . . . . . . . . . . . .         6,333        6,650        5,147       9,826
Interest expense . . . . . . . . . . . . . . . . .         4,140        3,798        8,055       7,580
                                                      ----------   ----------    ---------   ---------
Income before income taxes and
     extraordinary loss. . . . . . . . . . . . . .         2,193        2,852       (2,908)      2,246
Income tax provision . . . . . . . . . . . . . . .         1,079        1,309         (906)      1,197
                                                      ----------   ----------    ---------   ---------
Income before extraordinary loss . . . . . . . . .         1,114        1,543       (2,002)      1,049
Extraordinary loss on refinancing of
     revolver debt, net of tax benefit of $135 . .           260            -          260           -
                                                      ----------   ----------    ---------   ---------
Net income (loss). . . . . . . . . . . . . . . . .    $      854   $    1,543    $  (2,262)  $   1,049
                                                      ==========   ==========    =========   =========


Earnings (loss) per share:
     Income before extraordinary loss. . . . . . .    $      364   $      504    $    (654)  $     343
     Extraordinary loss. . . . . . . . . . . . . .            85            0           85           0
                                                      ----------   ----------    ---------   ---------
     Net income (loss) . . . . . . . . . . . . . .    $      279   $      504    $    (739)  $     343
                                                      ==========   ==========    =========   =========

Weighted average shares outstanding. . . . . . . .         3,059        3,059        3,059       3,059
                                                      ==========   ==========    =========   =========





       The accompanying notes are an integral part of these consolidated financial statements.

              J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - in Thousands)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                              1996          1995
                                                                                            --------      --------
Net income (loss)                                                                           $ (2,262)     $  1,049
Adjustments to reconcile net income to net cash used in operating activities:. . . . . .
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,007         4,937
  Extraordinary loss on extinguishment of debt, net of tax . . . . . . . . . . . . . . .         260             -
  Loss (Gain) on sale of equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          91           (79)
  Deferred federal income tax benefit . . . . . . . . .  . . . . . . . . . . . . . . . .        (863)         (526)
  Increase in accrued pension liabilities. . . . . . . . . . . . . . . . . . . . . . . .        (131)           81
Increase (decrease) in operating cash flows resulting from changes in:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,991)       (7,719)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,017)       (9,165)
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (443)         (255)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,221          (664)
  Accrued income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (874)        1,191
  Accrued expenses and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,932          (511)
                                                                                            --------      --------
    Net cash provided (used) in operating activities . . . . . . . . . . . . . . . . . .       5,930       (11,661)
                                                                                            --------      --------
Cash flow used in investing activities:
  Purchases of businesses, net of cash acquired. . . . . . . . . . . . . . . . . . . . .           -       (10,238)
  Proceeds from disposition of equipment       . . . . . . . . . . . . . . . . . . . . .         351           138
  Acquisition of property, plant and equipment . . . . . . . . . . . . . . . . . . . . .      (3,404)       (6,452)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           (13)
                                                                                            --------      --------
    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . .      (3,053)      (16,565)
                                                                                            --------      --------
Cash flow (used) provided by financing activities: . . . . . . . . . . . . . . . . . . .
  Net proceeds (payments) of revolving lines of credit and short-term debt . . . . . . .      (1,379)       21,462
  Net proceeds (payments) of long-term debt and capital leases . . . . . . . . . . . . .      (1,081)         (930)
  Refinancing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (150)           -
                                                                                            --------      --------
    Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .      (2,610)       20,532
                                                                                            --------      --------
    Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . .         267        (7,694)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . .       1,714         9,119
                                                                                            --------      --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . .    $  1,981      $  1,425
                                                                                            ========      ========

Supplemental information:
  Cash paid for income taxes, net of refunds . . . . . . . . . . . . . . . . . . . . . .    $    507      $    324
                                                                                            ========      ========
  Cash paid for interest cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  7,463      $  7,065
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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) ORGANIZATION AND BUSINESS. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and together with JBPCO, the Company), operate manufacturing and wholesale distribution businesses. Subsidiaries consist of Morgan Trailer Mfg Co., (Morgan), Truck Accessories Group, Inc., (TAG), Lowy Group, Inc. (Lowy), EFP Corporation (EFP), and Magnetic Instruments Corp. (Magnetic Instruments).

   The Company incurred a net loss for the year-ended December 31, 1995, of $8,536,000 and a net loss of $2,262,000 for the six months ended June 30, 1996. Excluding an extraordinary loss net of tax effects of $260,000 related to the refinancing of the Company's revolving credit facility, the net loss was $2,002,000 for the six months ended June 30, 1996. Consolidated losses were attributable to operating losses at the Truck Accessories Group, primarily as a result of manufacturing problems associated with new product development, design changes and the production and finishing processes. The Company showed an improvement of $7,690,000 in net results during the six months ended June 30, 1996 compared to the six months ended December 31, 1995 during which the Company incurred a net loss of $9,692,000. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of TAG operations.

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

(3)    INVENTORIES.   Consolidated net inventories consist of the following (in
       thousands):

                                                    JUNE 30,        DECEMBER 31,
                                                     1996              1995
                                                  -----------      -------------
FIFO Basis Inventory:

       Raw Materials. . . . . . . . . . . . . .       18,043        $   19,267
       Work in Process. . . . . . . . . . . . .       12,061             8,094
       Finished Goods . . . . . . . . . . . . .       13,444            13,588
                                                  ----------        ----------
                                                      43,548            40,949
                                                  ----------        ----------


LIFO Basis Inventory:

       Raw Materials. . . . . . . . . . . . . .       2,816              2,245
       Work in Process. . . . . . . . . . . . .       1,409              1,529
       Finished Goods . . . . . . . . . . . . .       8,112              7,214
                                                  ---------         ----------
                                                     12,337             10,988
                                                  ---------         ----------

Total Inventory . . . . . . . . . . . . . . . .   $  55,885         $   51,937
                                                  =========         ==========

       If the first-in, first-out method had been used for all inventory, inventories would have approximated the reported value at June 30, 1996 and would have been $352,000 greater than reported at December 31, 1995.


(4)   REVOLVING LOAN AGREEMENT

      On June 28, 1996, the Company entered into a new secured revolving loan agreement (Revolving Loan Agreement) with a new lender providing for borrowings by its Subsidiaries of up to $50.0 million. The arrangement allows the Company to borrow up to the lesser of $50,000,000 or a percentage of eligible accounts receivable and of eligible inventory of the Subsidiaries. The Revolving Loan Agreement provides for borrowings at variable rates of interest, based on either LIBOR (5.44 percent at August 9, 1996) or U.S. prime rate (8.25 percent at August 9, 1996), and expires June 28, 1999. Interest is payable monthly. The Subsidiaries are guarantors of this indebtedness to which inventory and receivables are pledged. At June 30, 1996, the Company had total borrowings of $25,244,000, bank acceptances of $1,844,000 and stand by letters of credit of $3,253,000 outstanding pursuant to the Revolving Loan Agreement. At June 30, 1996, the Company's unused available borrowings under the Revolving Loan Agreement totaled approximately $19,463,000.

      Effective June 28, 1996, the Company used proceeds of $24,321,000 from the Revolving Loan Agreement to repay all indebtedness outstanding under the Revolving Credit Agreement entered into on May 23, 1994.

      The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement, accordingly, balances outstanding under the Revolving Loan Agreement are classified as a current liability.


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

       The results of all businesses acquired have been included in the consolidated financial statements from the dates of acquisition. In allocating purchase price, the assets acquired and liabilities assumed were assigned and recorded based on estimates of fair value.

      The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during fiscal year 1995 had been acquired on January 1, 1995, are as follows (in thousands, except per share amounts):

                                                             SIX MONTHS ENDED
                                                               JUNE 30, 1995
                                                             -----------------
                                                                (UNAUDITED)
       Pro forma net sales  . . . . . . . . . . . . . . . .     $  260,315
       Pro forma operating income . . . . . . . . . . . . .         10,830
       Pro forma income before extraordinary loss . . . . .          1,324
       Pro forma net income . . . . . . . . . . . . . . . .          1,324
       Pro forma income per common
          and common equivalent share -
              Income before extraordinary loss. . . . . . .            433
              Net income  . . . . . . . . . . . . . . . . .            433

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

       CONCENTRATION OF CREDIT RISK. Morgan had three customers in 1996 and two customers in 1995 (truck rental companies) accounting for approximately 33% and 61% of Morgan's net sales during the six months ended June 30, 1996 and 1995, respectively, and 12% and 29% of consolidated net sales, respectively.

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

        The Company acquired three new pickup cap manufacturing and light truck accessory businesses at the end of June, 1995. The acquired businesses operate within the Truck Accessories Group which consists of two operating divisions:
TAG Manufacturing Division and TAG Distribution Division.


                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS

       SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Net sales decreased 7% to $221.0 million for the six months ended June 30, 1996 compared to $236.6 million during 1995. The decrease was due primarily to a cyclical downturn at Morgan whose sales decreased 32% or $35.6 million which was partially offset by sales at TAG which increased 37% or $22.3 million, of which $24.0 million was attributable to operations acquired during June 1995.

       Cost of sales decreased 8% to $173.7 million for the six months ended June 30, 1996 compared to $188.4 million during 1995. Gross profit declined 2% to $47.4 million (21% of net sales) for the first six months of 1996 compared to $48.1 million (20% of net sales) for 1995. The increase in gross profit as a percentage of net sales was due to an increase in the relative contribution of higher margin business by the TAG group.

       Selling, general and administrative expense increased 11% to $42.3 million (19% of net sales) for the six months ended June 30, 1996 compared to $38.3 million (16% of net sales) during 1995. The increase was due primarily to increased costs associated with the businesses acquired by TAG during June 1995.

       Operating income decreased 51% to $5.1 million (2% of net sales) for the six months ended June 30, 1996 compared to an income of $9.8 million (4% of net sales) in 1995. The reduction was due primarily to the decline in sales at Morgan and increased operating losses at the Leer Manufacturing division of TAG, compared to the first six months of 1995.

       Interest expense increased 7% to $8.1 million during the six months ended June 30, 1996 compared to $7.6 million during 1995. Total overall borrowing increased approximately 9% during the same period.

       The income tax benefit of $0.9 million for the first six months of 1996 compared to an expense of $1.3 million for 1995.

              SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Net sales for the quarter ended June 30, 1996 decreased 3% to $122.1 million compared to $125.4 million for the same period in 1995. The decrease was due to a 25% or $14.9 million decrease in sales at Morgan which was only partially offset by a 42% or $13.4 million increase in sales at TAG. Of the $13.4 million increase at TAG, $13.1 million was attributable to the acquisitions made in June 1995.

       Cost of sales decreased 5% to $94.3 million during the quarter ended June 30, 1996 compared to $99.1 million for the same period in 1995. Gross profits increased $1.5 million to $27.8 million during the quarter ended June 30, 1996 compared to $26.3 million during the prior year. Gross profits as a percentage of net sales increased to 23% during the current quarter compared to 21% during 1995, primarily due to improvements at Morgan and TAG.

       Selling, general and administrative expense increased $2.0 million or 10% to $21.6 million during the quarter ended June 30, 1996 compared to $19.6 million for the same period in the prior year. Primarily as a result of the reduction in net sales at Morgan, selling, general and administrative expense as a percent of sales rose from 16% in second quarter 1995 to 17% in the quarter just ended.

       Operating income decreased 5% to $6.3 million (5% of net sales) for the second quarter of 1996 compared to $6.7 million (5% of net sales) in 1995, due primarily to decreases in sales at Morgan.


MORGAN

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Net sales decreased 32% to $77.3 million for the first six months of 1996 compared to record sales of $112.9 million for the first six months of 1995 as demand for Morgan's commercial van bodies decreased consistent with the cyclical downturn in truck sales overall. Shipments decreased 32% during the 1996 period compared to 1995 including a 54% decrease in consumer rental product shipments which resulted in a decline in consumer rental revenue of 60%. Backlog decreased to $33.2 million at June 30, 1996, compared to $39.4 million at December 31, 1995.

       Cost of sales decreased 31% to $67.1 million for the first six months of 1996 compared to $97.0 million for the same period in 1995 in line with the reduction in sales. Gross profit decreased 36% to $10.2 million (13% of net sales) during 1996 compared to $15.9 million (14% of net sales) during 1995.

       Selling, general and administrative expense decreased 13% to $6.7 million (9% of net sales) for the first six months of 1996 compared to $7.7 million (7% of net sales) for the same period of 1995. Morgan's selling, general and administrative expense increase to 9% of net sales in 1996 from 7% in 1995 was because certain fixed costs did not decrease in proportion to the reduction in net sales.

       Morgan's operating income decreased $4.6 million to $3.5 million during the first six months of 1996 compared to $8.1 million for the first six months of 1995 due to the reduction in sales described above.

              SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Net sales decreased 25% to $44.9 million for the second quarter of 1996 compared to $59.8 million for the second quarter of 1995, as demand for commercial van bodies decreased with the cyclical downturn in truck sales. The number of units shipped decreased 20% during the 1996 period compared to the 1995 period primarily due to a reduction in orders for consumer rental units.

       Cost of sales decreased 26% to $37.7 million for the second quarter of 1996 compared to $51.1 million for the same period in 1995. Gross profit decreased 7% to $7.2 million (16% of net sales) during 1996 compared to $8.7 million (15% of net sales) during 1995. The improvement in gross profit as a percent of sales was primarily due to product price increases effected late in 1995 as well as reductions in raw material costs as a percentage of sales.

       Selling, general and administrative expense decreased 12% to $3.4 million (8% of net sales) for the second quarter of 1996 compared to $3.9 million (6% of net sales) for the same period of 1995. Morgan's selling, general and administrative expense as a percent of sales increased as certain fixed costs did not decrease in proportion to sales decreases.

       Morgan's operating income decreased 12% to $3.8 million during the second quarter of 1996 compared to $4.9 million for the second quarter of 1995. The decrease in operating income was due primarily to lower sales and lower overhead absorption during the 1996 period.


TRUCK ACCESSORIES GROUP (TAG)

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       TAG consists of two operating divisions which comprise four units: TAG Manufacturing Division is comprised of Leer Manufacturing, the manufacturing operations of Century Fiberglass and Raider Industries acquired June 1995 and the Gem-Top manufacturing operations acquired in March of 1993. TAG Distribution Division is comprised of Leer Retail and National Truck Accessories (NTA) which is a wholesale distributor of light truck and sport utility vehicle accessories. The following operating results for each division exclude intercompany sales. As used below, "retail sales" refers to sales by TAG's company-owned stores.

       Net sales increased $22.3 million or 37% to $82.4 million for the first six months of 1996 compared to $60.0 million for the same period in 1995. Excluding operations acquired in June of 1995, sales decreased by $1.7 million or 2%. Revenues in the manufacturing division were $46.2 million for the six months ended June 30, 1996, an increase of $14.3 million or 45%. Approximately $18.7 million of TAG Manufacturing revenues is attributable Century and Raider, both acquired in late June of 1995. Net sales at TAG Distribution increased by 29% to $36.2 million from $28.2 million for the first six months in 1995. Retail sales increased 13% to $22.1 million and NTA revenues were $14.1 million, an increase of $5.5 million or 63% over the same period last year. Approximately $5.3 million of TAG Distribution revenues is attributable to Century Distribution, acquired in late June 1995.

       Gross profit during the first six months of 1996 increased $4.9 million or 30% to $21.3 million (26% of net sales). TAG Manufacturing Division accounted for $2.7 million or 56% of that increase while TAG Distributions's gross profit rose 24% or $2.2 million over last year's first half to $11.2 million (29% of net sales). Gross profit attributable to operations acquired by TAG in June of 1995 was approximately $5.7 million.

       Selling, general and administrative expense increased 33% to $23.2 million (or 28% of net sales) for the first six months of 1996 compared to $17.4 million (or 29% of net sales) for the first six months of 1995. Excluding operations acquired during June 1995, selling, general and administrative expense increased $0.8 million.

       TAG's operating loss increased $0.9 million to an operating loss of $1.9 million for the first six months of 1996 compared to an operating loss of $1.0 million for the first six months of 1995. Compared to the last six months of 1995, TAG's operating loss improved $9.2 million from a loss of $11.1 million for the six months ended December 31,1995. Operating losses at Leer Manufacturing improved approximately $7.0 million on flat revenues compared to the last six months of 1995. The Company continues to implement improvement measures at the TAG companies. Steps taken by management to address the manufacturing problems include among others, redesigning certain products and implementing additional quality control procedures.

              SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Net sales increased 42% to $45.1 million for the second quarter of 1996 compared to $31.7 million for the second quarter of 1995. The June 1995 acquisitions accounted for $13.2 million of the increased net sales. TAG Distribution Division increased 30% to $20.1 million during 1996 compared to $15.5 million during 1995. Sales by the TAG Manufacturing Division increased 54% to $25.0 million compared to $16.2 million during 1995.

       Gross profit increased 34% to $12.1 million (27% of net sales) for the second quarter of 1996 compared to $9.0 million (28% of net sales) for the 1995 period. Excluding operations acquired in June 1995 gross profit declined $0.2 million to $8.8 million (28% of net sales).

       Selling, general and administrative expense increased 30% to $11.9 million (or 26% of net sales) for the second quarter of 1996 compared to $9.2 million (or 29% of net sales) for the second quarter of

1995. Excluding operations acquired in June 1995, selling, general and administrative expense remained approximately $9.2 million (29% of net sales).

       The Truck Accessories Group's operating results improved $0.4 million from an operating loss of $0.2 million for the second quarter of 1995 to an operating income of $0.2 million for the same period in 1996. Excluding operations acquired in June 1995, the TAG operating loss was $0.4 million. Compared to the first quarter of 1996 the operating loss improved $2.3 million from a loss of $2.1 million as management continues to address the manufacturing problems at Leer Manufacturing.


LOWY

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Net sales decreased 9% to $34.4 million for the first six months of 1996 compared to $38.0 million for the first six months of 1995. The decrease in sales was due to continued consolidation in the industry, direct selling by manufacturers to home centers and overall market sluggishness.

       Cost of sales decreased 9% to $24.8 million for the first six months of 1996 compared to $27.4 million for the same period in 1995. Gross profit decreased 10% to $9.6 million (28% of net sales) for the first six months of 1996 compared to $10.6 million (28% of net sales) for the 1995 period.

       Selling, general and administrative expense decreased 5% to $8.0 million (23% of net sales) for the first six months of 1996 compared to $8.4 million (22% of net sales) for the first six months of 1995, due primarily to reduced sales and reduced costs associated with a reduction in sales personnel.

       Lowy Group's operating income decreased $0.6 million to $1.6 million for the first six months of 1996 compared to $2.2 million for the first six months of 1995 as a result of lower sales.


              SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Net sales decreased 10% to $18.4 million for the second quarter of 1996 compared to $20.5 million for the second quarter of 1995. The decrease in sales resulted primarily from lower residential construction activity in Lowy's trade area and a decrease in activity by a single, large commercial customer.

       Cost of sales decreased 13% to $12.9 million for the second quarter of 1996 compared to $14.8 million in the second quarter of 1995. Gross profit decreased 3% to $5.5 million (30% of net sales) for the second quarter of 1995 compared to $5.7 million (28% of net sales) for the second quarter of 1995. The increase in gross profit as a percent of net sales was primarily due to decreased material costs at Blue Ridge.

       Selling, general and administrative expense during the second quarter of 1996 remained flat at $4.1 million.

       Lowy Group's operating income decreased $0.1 million to $1.5 million for the second quarter of 1996 compared to $1.6 million for the first six months of 1995, primarily as a result of the decrease in sales.


EFP

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Net sales decreased 11% to $14.4 million for the first six months of 1996 compared to $16.1 million for the comparable period of 1995. The loss of sales volume from the company's beverage cooler product line which was sold in third quarter 1995 and the significant reduction in Styro-Cast sales which took place in second quarter 1995 was only partially offset by an increase of $1.7 million in all other product lines.

        Cost of sales decreased 12% to $11.9 million during the 1996 period compared to $13.6 million during 1995. Gross profit decreased slightly to $2.4 million (17% of net sales) for the first six months of 1996 compared to $2.5 million (16% of net sales) for the first six months of 1995. The increase in gross profit as a percentage of sales was due to lower raw material and labor costs.

       Selling, general and administrative expenses decreased 17% to $1.7 million (12% of net sales) for the first six months of 1996 compared to $2.0 million (12% of net sales) during the comparable period of 1995. The decrease was primarily due to a significant reduction in personnel during the second quarter of 1995.

       EFP's operating income increased to $0.9 million for the first six months of 1996 compared to $0.5 million for the first six months of 1995, due primarily to reduction in selling, general and administrative expenses.


              SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Net sales decreased 8% to $7.4 million for the second quarter of 1996 compared to $8.0 million for the comparable period of 1995. Increases in all other lines did not overcome the loss of the revenue associated with Styro-Cast products and the sale of the beverage cooler line by the Company in the third quarter of 1995.

        Cost of sales decreased 7% to $6.3 million during the 1996 period compared to $6.8 million during 1995 primarily as a result of lower sales. Gross profit decreased $0.1 million to $1.1 million (15% of net sales) for the second quarter of 1996 compared to $1.2 million (15% of net sales) for the second quarter of 1995.

       Selling, general and administrative expense decreased 16% to $.8 million (12% of net sales) for the second quarter of 1996 compared to $1.0 million (13% of net sales) during the comparable period of 1995, primarily due to personnel reductions.

       EFP's operating income was $0.3 million for the second quarter of 1996, equal to operating income of the same period of 1995.

MAGNETIC INSTRUMENTS

       SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       Net sales increased 33% to $12.6 million for the first six months of 1996 compared to $9.5 million during the comparable period in 1995 as a result of strong demand for oil field service related products.

       Cost of sales increased 32% to $8.9 million for the first six months of 1996 compared to $6.7 million for the first six months of 1995.

       Selling, general and administrative expenses increased to $1.4 million (11% of net sales) for the first six months of 1996 compared to $1.2 million (13% of net sales) for the comparable period in 1995.

       Operating income increased by $0.7 to $2.3 million for the first six months of 1996 compared to $1.6 million for the first six months of 1995.

              SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

       Net sales increased 17% to $6.3 million for the second quarter of 1996 compared to $5.4 million during the comparable period in 1995. This increase in net sales was due to increased demand from energy service companies, Magnetic Instument's primary market.

       Cost of sales increased 17% to $4.6 million for the second quarter of 1996 compared to $3.8 million for the second quarter of 1995. Gross profit increased 16% to $1.9 million or 30% of net sales.

       Selling, general and administrative expense was flat at $0.7 million for the second quarter of 1996 compared to the second quarter of 1995. Selling, general and administrative expense as a percent of net sales declined from 13% to 12% as a result of the increase in sales volume.

       Operating income increased to $1.2 million for the second quarter of 1996 compared to $0.9 million for the second quarter of 1995, primarily due to the increased net sales and resultant gross profit.

LIQUIDITY AND CAPITAL RESOURCES

       Effective June 28, 1996 the Company successfully completed a refinancing of its revolving credit facility. The new Revolving Loan Agreement provides for borrowing up to $50.0 million, based on eligible collateral and contains no financial performance covenants. Proceeds of $24.3 million were used to repay all indebtedness under the previous facility.

        The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral which depends on certain advance rates applied to the value of accounts receivables and inventory. At June 30, 1996 the Company had total borrowing capacity of $49.7 million under the new agreement, of which $5.1 million was used to secure letters of credit and finance trade transactions. Additionally, $25.2 million was borrowed to pay off indebtedness under the previous Revolving Credit Agreement and to fund operations resulting in unused available borrowing capacity of $19.4
million.   At August 9, 1996 the Company had available borrowing capacity of approximately $16.5 million under the terms of the Revolving Loan Agreement.

        Working capital remained approximately $29.4 million at June 30, 1996 compared to December 31, 1995. The working capital ratio declined to 1.4 at June 30, 1996 compared to 1.5 at December 31, 1995. Accounts receivable increased approximately $5.0 million (15%) and inventory increased approximately $4.0 million (8%) in response to the seasonal increase in operating activity. These increases were financed primarily by an increase in accounts payable of approximately $11.0 million (80%).

       Operating activities during the six months ended June 30,1996 generated cash of $5.6 million compared to using cash of $11.7 million during same period in 1995. During 1995 record levels of activity and an aggressive policy of maximizing discounts on purchases at Morgan increased working capital requirements.

        Capital expenditures of $3.4 million and $6.5 million during the six months ended June 30, 1996 and 1995, respectively, consisted primarily of expenditures to maintain existing capacity.

       The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and
practices.   Management believes that its cash balances and the borrowing availability under the Revolving Loan Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditure, working capital requirements and its known obligations. The Company is in compliance with the terms the Revolving Loan Agreement.

ITEM 5.  OTHER INFORMATION

MANAGEMENT CHANGES

       Effective July 1, 1996 the Company appointed Mike Manor president of TAG Distribution Division, responsible for the operations of Leer Retail and National Truck Accessories. Effective July 15, 1996 the Company appointed Kevin Nameth president of TAG Manufacturing Division. Effective July 31, 1996 the president of Leer Retail resigned.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits


         10.1 Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated June 28, 1996.

         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 J.B. POINDEXTER & CO., INC.
                                        (Registrant)


Date: August 13, 1996            By:    S. Magee
                                 -----------------------------------------------
                                 S. Magee, Chief Financial Officer and Treasurer


                                 By      R.S. Whatley
                                 -----------------------------------------------
                                 R.S. Whatley, Chief Accounting Officer

                                EXHIBIT INDEX

        10.1 - Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated
                 June 28, 1996.

        27    -  Financial Data Schedule