Form 10-Q
period 1996-09-30
POINDEXTER J B & CO INC
filed 1996-11-14
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

 (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
                         Commission file number 33-75154
                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

              Delaware                              76-0312814
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                                 1100 Louisiana
                                   Suite 5400
                                 Houston, Texas
                                      77002
                    (Address of principal executive offices)
                                   (Zip code)

                                 (713) 655-9800
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 14, 1996.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       September 30,December 31,
                           ASSETS                             1996       1995
                                                       ------------   ----------
                                                         (Unaudited)
Current assets
      Cash, including restricted cash ..................   $    654   $  1,714
      Accounts receivable, net of allowance for doubtful
           accounts of $2,483 and $2,626, respectively .     36,763     33,848
      Inventories, net .................................     53,649     51,937
      Deferred income taxes ............................      3,375      3,417
      Prepaid expenses and other .......................      3,779      2,299
                                                           --------   --------
            Total current assets .......................     98,220     93,215
Property, plant and equipment, net .....................     50,988     52,746
Goodwill, net ..........................................     21,778     22,860
Other assets ...........................................     11,572     11,973
                                                           --------   --------
            Total assets ...............................   $182,558   $180,794
                                                           ========   ========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Short-term debt ...................................   $    930   $  4,184
     Current portion of long-term debt .................      1,642      2,337
     Borrowings under revolving credit facility ........     24,281     24,288
     Accounts payable ..................................     19,958     13,826
     Accrued interest payable ..........................      5,183      1,899
     Accrued income taxes ..............................        --         363
     Other accrued liabilities .........................     17,522     16,887
                                                           --------   --------
           Total current liabilities ...................     69,516     63,784
Noncurrent liabilities
     Long-term debt, less current portion ..............    103,479    104,543
     Employee benefit obligations and other ............      3,130      3,016
                                                           --------   --------
           Total noncurrent liabilities ................    106,609    107,559
Stockholder's equity
     Common stock and paid-in capital ..................     16,486     16,486
     Cumulative translation adjustment .................         25         46
     Accumulated deficit ...............................    (10,078)    (7,081)
                                                           --------   --------
           Total stockholder's equity ..................      6,433      9,451
                                                           --------   --------
           Total liabilities and stockholder's equity ..   $182,558   $180,794
                                                           ========   ========

       The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-in thousands except share and per share amounts)

                                     For the Three Months   For the Nine Months
                                      Ended September 30,   Ended September 30,

                                        1996       1995       1996       1995
                                     ---------  ---------  ---------  ---------
Net sales .......................... $ 111,250  $ 113,095  $ 332,275  $ 349,711
Cost of sales ......................    86,277     94,167    259,943    282,629
                                     ---------  ---------  ---------  ---------
Gross Profit .......................    24,973     18,928     72,332     67,082
Selling, general and
   administrative expense ..........    21,510     22,454     63,827     60,936
Other income .......................       (87)      (784)      (190)      (938)
                                     ---------  ---------  ---------  ---------
Operating income (loss) ............     3,550     (2,742)     8,695      7,084
Interest expense ...................     4,184      4,212     12,239     11,792
                                     ---------  ---------  ---------  ---------
Loss before income taxes
   and extraordinary loss ..........      (634)    (6,954)    (3,544)    (4,708)
Income tax provision (benefit) .....       101     (2,649)      (807)    (1,452)
                                     ---------  ---------  ---------  ---------
Loss before extraordinary loss .....      (735)    (4,305)    (2,737)    (3,256)
Extraordinary loss on
   refinancing of revolver debt,
   net of income tax benefit of $135      --         --          260       --
                                     ---------  ---------  ---------  ---------
Net loss ........................... $    (735) $  (4,305) $  (2,997) $  (3,256)
                                     =========  =========  =========  =========

Loss per share:
   Loss before extraordinary loss .. $    (240) $  (1,407) $    (895) $  (1,064)
   Extraordinary loss ..............      --         --           85       --
                                     ---------  ---------  ---------  ---------
   Net loss ........................ $    (240) $  (1,407) $    (980) $  (1,064)
                                     =========  =========  =========  =========

Weighted average shares outstanding      3,059      3,059      3,059      3,059
                                     =========  =========  =========  =========


       The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited-In thousands)

                                                             For the Nine Months
                                                             Ended September 30,
                                                                1996      1995
                                                               ------    ------

Net loss ................................................... $ (2,997) $ (3,256)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ...........................    9,017     7,577
   Extraordinary loss on extinguishment of
      revolver debt, net of tax ............................      260      --
   Gain on sale of equipment ...............................     (159)   (1,113)
   Deferred federal income tax benefit .....................     (324)     (476)
   Increase (decrease) in
      accrued pension liabilities ..........................     (215)       90
Increase (decrease) in operating cash flows
      resulting from changes in:
   Accounts receivable .....................................   (2,955)   (8,599)
   Inventories .............................................   (1,712)   (3,860)
   Prepaid expenses and other ..............................     (364)     (118)
   Accounts payable ........................................    6,201    (7,198)
   Accrued income taxes ....................................   (1,304)   (1,552)
   Accrued expenses and other ..............................    4,448     3,433
                                                             --------  --------
      Net cash provided by (used in)
         operating activities ..............................    9,896   (15,072)
                                                             --------  --------

Cash flows used in investing activities:
   Purchase of businesses, net of cash acquired ............     --     (10,145)
   Proceeds from disposition of equipment ..................      365     1,692
   Acquisition of property, plant and equipment ............   (5,630)   (9,187)
   Other ...................................................      (49)      (66)
                                                             --------  --------
      Net cash used in investing activities ................   (5,314)  (17,706)
                                                             --------  --------

Cash flows provided by financing activities:
   Net proceeds (payment of) revolving
      lines of credit and short-term debt ..................   (3,257)    4,368
   Net proceeds (payments) from
      long-term obligations ................................   (1,714)   20,735
   Refinancing costs .......................................     (671)     --
                                                             --------  --------
      Net cash provided by (used in)
          financing activities .............................   (5,642)   25,103
                                                             --------  --------

Decrease in cash and cash equivalents ......................   (1,060)   (7,675)

Cash and cash equivalents, beginning of period .............    1,714     9,121
                                                             --------  --------
Cash and cash equivalents, end of period ................... $    654  $  1,446
                                                             ========  ========

Supplemental information:
   Cash paid for income taxes, net of refunds .............. $    589  $    437
                                                             ========  ========
   Cash paid for interest cost ............................. $  8,290  $  7,929
                                                             ========  ========

       The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate manufacturing and wholesale distribution businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), Lowy Group, Inc. (Lowy), EFP Corporation (EFP), and Magnetic Instruments Corp. (Magnetic Instruments).

    The Company incurred a net loss for the year-ended December 31, 1995, of $8,536,000 and a net loss of $2,997,000 for the nine months ended September 30, 1996. Excluding an extraordinary loss, net of tax benefit, of $260,000 related to the refinancing of the Company's revolving credit facility, the net loss was $2,737,000 for the nine months ended September 30, 1996. Consolidated losses were attributable to operating losses at the Truck Accessories Group, primarily as a result of manufacturing problems associated with new product development, design changes and the production and finishing processes. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of TAG operations.

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

(2) Earnings Per Share. Primary earnings per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the period. No common stock equivalents exist.

(3) Inventories. Consolidated net inventories consist of the following (in thousands):

                                                   September 30,    December 31,
                                                        1996            1995
                                                   ------------    ------------
FIFO Basis Inventory:

       Raw Materials ..........................        $15,830         $19,267
       Work in Process ........................         12,378           8,094
       Finished Goods .........................         12,875          13,588
                                                       -------         -------
                                                        41,083          40,949
                                                       -------         -------
LIFO Basis Inventory:

       Raw Materials ..........................          2,671           2,245
       Work in Process ........................          1,728           1,529
       Finished Goods .........................          8,167           7,214
                                                       -------         -------
                                                        12,566          10,988
                                                       -------         -------

Total Inventory ...............................        $53,649         $51,937
                                                       =======         =======


        If the first-in, first-out method had been used for all inventory, inventories would have approximated the reported value at September 30, 1996 and would have been $352,000 greater than reported at December 31, 1995.


(4)     Revolving Loan Agreement

       On June 28, 1996, the Company entered into a new secured revolving loan agreement (Revolving Loan Agreement) with a new lender providing for borrowings by its Subsidiaries of up to $50,000,000. The arrangement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the company's banks, up to the lesser of $50,000,000 or a percentage of eligible accounts receivable and of eligible inventory of the Subsidiaries. The Revolving Loan Agreement provides for borrowings at variable rates of interest, based on either LIBOR (approximately
5.40 percent at November 5, 1996) or U.S. prime rate (8.25 percent at November 5, 1996), and expires June 28, 1999. Interest is payable monthly. The Subsidiaries are guarantors of this indebtedness to which inventory and receivables are pledged.

       Effective June 28, 1996, the Company used proceeds of $24,321,000 from the Revolving Loan Agreement to repay all indebtedness outstanding under the Revolving Credit Agreement entered into on May 23, 1994. At September 30, 1996, the Company had borrowings of $24,281,000, bank acceptances of $930,000 and trade finance commitments of $5,511,000 outstanding pursuant to the Revolving Loan Agreement. At September 30, 1996, the Company's unused available borrowings under the Revolving Loan Agreement totaled approximately $19,200,000.

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

                                                          Nine Months Ended
                                                          September 30, 1995
                                                              (Unaudited)

       Pro forma net sales ................................... $ 373,410
       Pro forma operating income ............................     8,088
       Pro forma loss before extraordinary loss ..............    (2,981)
       Pro forma net loss ....................................    (2,981)
       Pro forma loss per common and common equivalent share -
            Loss before extraordinary loss ...................      (975)
            Net loss .........................................      (975)

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

        Concentration of Credit Risk. Morgan had two customers in 1996 and in 1995 (truck rental and leasing companies) accounting for approximately 23% and 55% of Morgan's net sales during the nine months ended September 30, 1996 and 1995, respectively, and 8% and 24% of consolidated net sales, respectively.

        Environmental Matters. Morgan has been named as a potentially responsible party ("PRP") with respect to its generation of hazardous materials alleged to have been handled or disposed of at the Industrial Solvents and Chemical Company state superfund site in Newberry Township, Pennsylvania, and the Berks Associates Waste Recovery Federal Superfund site near Douglasville, Pennsylvania. Under the

Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Pennsylvania Hazardous Sites Clean-Up Act, past and present site owners and operators, transporters and waste generators are all potentially jointly and severally responsible for clean up costs. However, typically, the generator portion of the costs are allocated among generators, with each generator bearing costs proportionate to the volume and nature of the wastes it disposed of at the site. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the agreements Morgan is party to, the size of the waste sites, their years of operation, the large number of past users and potentially responsible parties of some of the sites, the alleged waste contribution by Morgan at some of these sites and the nature of the substances alleged to be present at the waste sites, the Company currently believes that Morgan's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

        NSSC has been listed as a potentially responsible party at one Federal Superfund site. Although the extent of NSSC's liability, if any, is not known at this time, management currently believes that NSSC's allocated share of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company is not aware of any other significant pending environmental claims pertaining to NSSC.

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


                              Results of Operations

Consolidated Operating Results

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

        Net sales decreased $17.4 million, or 5%, to $332.3 million for the nine months ended September 30, 1996 compared to $349.7 million during 1995. The decrease was due primarily to decreased demand for products at Morgan, whose net sales decreased $41.1 million, which was partially offset by sales of $23.2 million from operations acquired during June, 1995 by the Truck Accessories Group.

        Cost of sales decreased 8% to $259.9 million for the nine months ended September 30, 1996 compared to $282.6 million during 1995. Gross profit rose 8% to $72.3 million (22% of net sales) compared to $67.1 million (19% of net sales) for same period of 1995. The increase in gross profit as a percentage of net sales is primarily due to an increase of 5%, from 14% to 19%, at the TAG Manufacturing Division of the Truck Accessories Group as discussed below.

        Selling, general and administrative expense increased 5% to $63.8 million (19% of net sales) for the nine months ended September 30, 1996 compared to $60.9 million (17% of net sales) during 1995. The increase was due primarily to increased costs associated with businesses acquired by the Truck Accessories Group during June 1995. The increase as a percent of net sales was principally due to certain fixed costs at Morgan relative to a lower level of sales.

        Operating income increased 23% to $8.7 million (3% of net sales) for the nine months ended September 30, 1996 compared to $7.1 million (2% of net sales) in 1995, due primarily to a $3.4 million (51%) reduction in operating losses by the Truck Accessories Group and $1.3 million (59%) increase in operating income of Magnetic Instruments offset by a $3.3 million (37%) decrease in the operating income of Morgan.

        Interest expense increased to $12.2 million during the nine months ended September 30, 1996 compared to $11.8 million during 1995 due to higher average revolver balances as a result of funding the acquisitions made by TAG in June 1995.


                Third Quarter 1996 Compared to Third Quarter 1995

        Net sales for the quarter ended September 30, 1996 decreased $1.8 million or 2% to $111.3 million compared to $113.1 million for the same period in 1995. The decrease was primarily a result of a $5.4 million decrease in sales at Morgan which were partially offset by a $1.6 million increase at EFP and a $1.1 million increase at Magnetic Instruments.

        Cost of sales decreased 8% to $86.3 million during the quarter ended September 30, 1996 compared to $94.2 million for the same period in 1995. Gross profit increased 32% to $25.0 million during the quarter ended September 30, 1996 compared to $18.9 million during the prior year. Gross profit as a percentage of net sales increased to 22% during the current quarter compared to 17% during 1995, primarily due to an increase of $2.3 million (74%) in gross profit at the TAG Manufacturing Division of the Truck Accessories Group.

        Selling, general and administrative expense decreased $0.9 million (4%) to $21.5 million (19% of net sales) during the quarter ended September 30, 1996 compared to $22.5 million (20% of net sales) during the same period in the prior year primarily due to a decrease at Morgan commensurate with its lower level of sales.

        During the quarter ended September 30, 1996, the Company recorded an operating profit of $3.6 million (3% of net sales) compared to operating loss of $2.7 million in 1995. The improvement in consolidated operating results was principally due to a $4.3 million improvement in results by the Truck Accessories Group, which includes approximately $0.6 million from operations acquired in June 1995.


Morgan

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

        Net sales decreased 27% to $113.0 million for the first nine months of 1996 compared to $154.1 million for the first nine months of 1995 as demand for Morgan's commercial van bodies decreased consistent with the cyclical downturn in truck sales overall. Shipments decreased 31% during the 1996 period compared to 1995. Backlog decreased to $28.7 million at September 30, 1996 compared to $39.4 million at December 31, 1995.

        Cost of sales decreased 27% to $97.9 million for the nine months ended September 30, 1996 compared to $134.0 million for the same period in 1995 in line with the reduction in sales. Gross profit decreased 24% to $15.2 million (13% of net sales) compared to $20.0 million (13% of net sales) during 1995.

        Selling, general and administrative expense decreased 14% to $9.7 million (9% of net sales) for the first nine months of 1996 compared to $11.3 million (7% of net sales) for the same period of 1995. The increase in selling, general and administrative expense as a percentage of net sales to 9% in 1996 from 7% 1995 was the result of certain fixed costs which did not decrease in proportion to the reduction in net sales.

        Morgan's operating income decreased $3.3 million, or 37%, to $5.5 million (5% of net sales) during the first nine months of 1996 compared to $8.7 million (6% of net sales) for the first nine months of 1995 due to the reduction in net sales described above.

                Third Quarter 1996 Compared to Third Quarter 1995

        Net sales decreased 13% to $35.8 million for the third quarter of 1996 compared to $41.2 million for the third quarter of 1995, as demand for commercial van bodies continued with the cyclical downturn in truck sales. As a result of reduced demand, the number of units shipped decreased 16% during the 1996 period compared to the 1995 period.

        Cost of sales decreased 17% to $30.8 million for the third quarter of 1996 compared to $37.0 million for the same period in 1995. Gross profit increased 19% to $5.0 million (14% of net sales) during 1996 compared to $4.2 million (10% of net sales) during 1995. The improvement in gross profit as a percent of sales was primarily due to product price increases effected late in 1995, as well as reduction in raw material costs as a percentage of sales.

        Selling, general and administrative expense decreased 18% to $2.9 million (8% of net sales) for the third quarter of 1996 compared to $3.6 million (9% of net sales) for the same period of 1995. The decrease to 8% of net sales in 1996 from 9% in 1995 was the result of reductions in fixed costs which exceeded the reductions in net sales.

        Morgan's operating income increased to $2.0 million during the third quarter of 1996 compared to $0.6 million for the third quarter of 1995. The increase in operating income on lower sales volume was primarily due to reductions in spending levels of selling, general and administrative expense and lower raw material costs.



Truck Accessories Group (TAG)

     TAG consists of two operating divisions: TAG Manufacturing Division comprising Leer Manufacturing, Century Fiberglass and Raider Industries, the last two of which were acquired during June 1995 and Gem Top. TAG Distribution Division is composed of Leer Retail, a chain of 46 retail stores and National Truck Accessories (NTA) which is a wholesale distributor of light truck and sport utility vehicle

Truck Accessories Group (TAG)

     TAG consists of two operating divisions: TAG Manufacturing Division comprising Leer Manufacturing, Century Fiberglass and Raider Industries, the last two of which were acquired during June 1995 and Gem Top. TAG Distribution Division is composed of Leer Retail, a chain of 46 retail stores and National Truck Accessories (NTA) which is a wholesale distributor of light truck and sport utility vehicle accessories. TAG operating results include three months and nine months of results from the acquisitions of Raider and Century for 1995 and 1996, respectively. The following operating results for each division exclude intercompany sales. As used below, "retail sales" refers to sales by TAG's company-owned stores.

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

        Net sales increased 23% to $122.6 million for the first nine months of 1996 compared to $99.4 million for the first nine months of 1995. Excluding operations acquired in June 1995, sales declined $12.9 million or 13%. TAG Manufacturing Division revenues were $69.7 million for the nine months ended September 30, 1996 compared to $54.1 in the same period of 1995, an increase of $15.5 million or 29%. Approximately $27.2 million of TAG Manufacturing revenues is attributable to Century and Raider, both acquired in late June of 1995. Net sales at TAG Distribution increased by 17% to $52.9 million from $45.2 million for the first nine months in 1996. Sales by Leer Retail increased 11% to $33.0 million and wholesale sales by NTA were $20.0 million, an increase of $4.4 million or 28% over the same period last year. Approximately $7.9 million of NTA's revenues are attributable to Century Distribution, acquired in late June 1995.

        During the first nine months of 1996, gross profit increased $8.7 million or 38% to $31.9 million (26% of net sales) compared to $23.2 million (19% of net sales) for the comparable period in 1995. TAG Manufacturing Division accounted for $6.0 million of that change, an increase of 63% while TAG Distribution's gross profit increased by $2.7 million or 20%. As a percent of sales, gross profit increased from 23% for the first nine months of 1995 to 26% for the comparable period in 1996. Excluding results for the first six months of 1996 for operations acquired in June of 1995, gross profit increased by $3.0 million.

        Selling, general and administrative expense increased 17% to $35.2 million (or 29% of net sales) for the first nine months of 1996 compared to $30.0 million (or 30% of net sales) for the nine months of 1995. Excluding operations acquired during June 1995, selling, general and administrative expense increased $0.3 million.

        TAG's operating loss decreased $3.4 million to an operating loss of $3.3 million for the first nine months of 1996 compared to an operating loss of $6.7 million for the first nine months of 1995. The Company continued to implement improvement measures at its divisions. Steps taken by management to address manufacturing problems included among others, redesigning certain products and implementing additional quality control procedures.

                Third Quarter 1996 Compared to Third Quarter 1995

        Net sales increased 2% to $40.2 million for the third quarter of 1996 compared to $39.3 million for the third quarter of 1995. TAG Distribution sales decreased 2% to $16.8 million during 1996 compared to $17.0 million during 1995. Sales at Leer Retail increased 8% to $10.9 million in 1996 from $10.1 million in 1995. During the third quarter of 1996 Leer Retail closed two stores ending the quarter with 46 operating stores. Continuing store sales, including 42 stores which were in operation throughout the two comparative quarters, increased 11% to $10.8 million in 1996 from $9.7 in 1995. Sales at NTA declined 15% to $5.9 million in 1996 from $6.9 million in the third quarter of 1995. TAG Manufacturing sales of caps and accessories increased 5% to $23.5 million compared to $22.3 million during 1995.

        Gross profit increased 57% to $10.6 million (26% of net sales) for the third quarter of 1996 compared to $6.8 million (17% of net sales) for the 1995 period. The increase in gross profit as a percent of net sales was primarily due to improvements in manufacturing processes at Leer Manufacturing and non-recurring charges during the third quarter of 1995 of approximately $1.5 million at Leer Manufacturing associated with the write down of certain operating assets and increased reserves.

        Selling, general and administrative expense decreased 5% to $12.0 million (or 30% of net sales) for the third quarter of 1996 compared to $12.5 million (or 32% of net sales) for the third quarter of 1995, Excluding non-recurring charges of $0.7 million during 1995, expenses increased $0.2 million.

        The Truck Accessories Group's operating results improved by $4.4 million resulting in an operating loss of $1.4 million for the third quarter of 1996 compared to an operating loss of $5.8 million in the same period of 1995. The improvement was primarily due to the improved gross profit margins within the manufacturing operations and total non-recurring charges of $2.5 million incurred during the third quarter of 1995 associated with increased warranty, bad debt and inventory obsolescence reserves.


Lowy

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

        Net sales declined 6% to $54.9 million for the first nine months of 1996 compared to $58.5 million for the first nine months of 1995. The decrease in sales resulted primarily from a $1.7 million decline in purchases from a single customer and a decline in wood flooring product sales.

        Cost of sales decreased 6% to $39.6 million in line with the decline in sales in the first nine months of 1996 from $42.2 million in 1995. Gross profit decreased 6% to $15.3 million (28% of net sales) for the first nine months of 1996 compared to $16.3 million (28% of net sales) for the first nine months of 1995. The decrease in gross profit was due to lower sales.

        Selling, general and administrative expense decreased to $12.2 million (22% of net sales) for the first nine months of 1996 compared to $12.4 million (21% on net sales) in 1995. The increase in the expense as a percent of net sales was due to fixed costs not reduced with the reduction in sales.

        Due to reduction in sales, Lowy Group's operating income decreased $0.8 million to $3.1 million (6% on net sales) for the first nine months of 1996 compared $3.9 million (7% on net sales) during the same period of 1995.

                Third Quarter 1996 Compared to Third Quarter 1995

        Net sales were flat at $20.4 million for the third quarter of 1996 compared to $20.5 million for the third quarter of 1995.

        Cost of sales was $14.8 million for the third quarter of 1996, the same as the third quarter of 1995. Gross profit was level at $5.6 million (28% of net sales) for the third quarter of 1996 compared $5.7 million (28% of net sales) in the same period of 1995.

        Selling, general and administrative expense during the third quarter of 1996 increased by $0.1 million to $4.1 million or 20% of sales primarily due to an increase in sample cost.

        Lowy Group's operating income decreased $0.2 million to $1.5 million for the third quarter of 1996 compared to $1.7 million for the first nine months of 1995, primarily due to the increase in selling expense.


EFP

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

        Net sales were $22.8 million for the first nine months of 1996 compared to $23.0 during the same period of 1995. The loss of sales volume from the sale of the beverage cooler product line, which was sold during the third quarter of 1995, and the loss of Styrocast(C) business from a large automotive customer accounted for approximately $3.8 million of sales during 1995. The addition of new business in packaging and custom shape product lines during 1996 compensated for most of the loss of this business.

         Cost of sales decreased 6% to $18.6 million (81% of net sales) during the 1996 period compared to $19.7 million (86% of net sales) during 1995 due to replacing certain higher labor content Styrocast(C) and beverage cooler business with lower labor content new business and to lower raw material costs. Gross profit increased $1.0 million to $4.3 million (19% of net sales) for the first nine months of 1996 compared to $3.3 million (14% of net sales) for the third quarter of 1995.

        Selling, general and administrative expense decreased 7% to $2.7 million (12% of net sales) for the first nine months of 1996 compared to $2.9 million (13% of net sales) during the comparable period of 1995 due to overhead cost reductions associated with discontinued business.

        EFP's operating income increased 29% to $1.8 million (8% of net sales) for the first nine months of 1996 compared to $1.4 million (6% of net sales) for the first nine months of 1995, primarily as a result the reductions in the cost of sales. During September 1995, EFP sold its Styropak(C) product line of beverage coolers, the sale of which resulted in a gain of approximately $1.0 million; excluding this gain, operating income increased $1.4 million or 350%.

                Third Quarter 1996 Compared to Third Quarter 1995

        Net sales increased 23% to $8.5 million for the third quarter of 1996 compared to $6.9 million for the comparable period of 1995, primarily due to an increase of $1.5 million in the packaging product line from new customers and new product orders from existing customers.

         Cost of sales increased 9%, on significantly higher increases in sales, to $6.6 million during the 1996 period compared to $6.1 million during 1995 because of lower raw material costs and improved labor efficiencies. Gross profit increased $1.0 million to $1.8 million (21% of net sales) for the third quarter of 1996 compared to $0.8 million (11% of net sales) for the third quarter of 1995. The increase in gross profit as a percentage of sales was due to the lower cost of sales resulting from the change in product mix and volume.

        Selling, general and administrative expense increased 8% to $1.0 million (12% of net sales) for the third quarter of 1996 compared to $0.9 million (13% of net sales) during the comparable period of 1995, due primarily to increased commissions related to new sales programs needed to offset reductions in revenue from the sale of the beverage cooler line.

        EFP's operating income during the third quarter of 1996 equaled the $0.9 million for the third quarter of 1995, which included a gain on the sale of the beverage cooler product line in 1995 of $1.0 million.


Magnetic Instruments

                      Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995

        Net sales increased 29% to $19.0 million for the first nine months of 1996 compared to $14.7 million during the comparable period in 1995. This increase in net sales was due to increased demand for the company's services.

        Cost of sales increased 27% to $13.2 million for the first nine months of 1996 compared to $10.4 million for the first nine months of 1995. Gross profit increased 33% to $5.7 million (30% of net sales) from $4.3 million (29% of net sales) during the same period in 1995. The increase in gross profit as a percentage of net sales was due to an improved absorption of fixed overhead expenses.

        Selling, general and administrative expense increased to $2.2 million (12% of net sales) for the first nine months of 1996 compared to $2.0 million (14% of net sales) for the first nine months of 1995. The increase was primarily as a result of costs associated with an increased selling effort.

        Operating income increased to $3.5 million for the first nine months of 1996 compared to $2.2 million for the first nine months of 1995, due to increased revenue and greater efficiencies at a higher level of production.

                Third Quarter 1996 Compared to Third Quarter 1995

        Net sales increased 21% to $6.4 million for the third quarter of 1996 compared to $5.2 million during the comparable period in 1995. This increase in net sales was due to increased demand from energy service companies, as well as an expansion of the company's electronic assembly and testing business.

        Cost of sales increased 17% to $4.4 million for the third quarter of 1996 compared to $3.7 million for the third quarter of 1995. Gross profit increased 33% to $2.0 million (31% of net sales) compared to $1.5 million (28% of net sales) during 1995.

        Selling, general and administrative expense remained at $0.8 million for the third quarter of 1996 which was the same as for the third quarter of 1995. Due to the higher sales level, selling, general and administrative expense as a percent of net sales fell to 13% in 1996 from 15% in 1995.

        Operating income increased to $1.2 million (19% of net sales) for the third quarter of 1996 compared to $0.6 million (12% of net sales) for the third quarter of 1995, due to the increased gross profit resulting from increased sales at higher levels of efficiency.

Liquidity and Capital Resources

        Effective June 28, 1996 the Company completed a refinancing of its revolving credit facility. The new Revolving Loan Agreement provides for borrowing up to $50.0 million, based on eligible collateral and contains no financial performance covenants. On June 28, 1996, proceeds of $24.3 million were used to repay all indebtedness under the previous facility.

         The ability to borrow under the Revolving Loan Agreement depends on certain advance rates applied to the value of accounts receivables and inventory. At September 30, 1996 the Company had total borrowing capacity of $50.0 million, the maximum credit allowed under the agreement, $24.3 million in outstanding loans and $6.5 million used to secure letters of credit and finance trade transactions, leaving unused available borrowing capacity of approximately $19.2 million under the terms of the Revolving Loan Agreement.

         Working capital declined 3% to approximately $28.7 million at September 30, 1996 compared to $29.4 million at December 31, 1995. The working capital ratio declined to 1.4 at September 30, 1996 compared to 1.5 at December 31, 1995. Since December 31, 1995, accounts receivable increased approximately $3.0 million (9%) and inventory increased approximately $2.0 million (3%) in response to a seasonal increase in operating activity. These increases were financed primarily by an increase in accounts payable of approximately $6.1 million (44%).

        Operating activities during the nine months ended September 30, 1996 generated cash of $9.9 million compared to using cash of $15.0 million during same period in 1995. During the first nine months of 1996, changes in purchasing policies increased accounts payable at Morgan and seasonal increases in accounts payable at Lowy offset cash used by losses at TAG. During 1995, losses at the Truck Accessories Group and decreases in accounts payable balances at Morgan and TAG were the primary uses of cash.

         Capital expenditures of $5.6 million and $9.2 million during the nine months ended September 30, 1996 and 1995, respectively, consisted primarily of expenditures to maintain existing capacity.

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

PART II.  OTHER INFORMATION

Item 5.    Other Information



Item 6.   Exhibits and Reports on Form 8-K

       a.   Exhibits.  The following exhibits are filed herewith:

            27.1    Financial Data Schedule


       b. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter for which this Form 10-Q is filed:

            1) Form 8-K filed with the Commission on October 7, 1996, reporting a change in the Company's certifying accountant (Item 4).

            2)  Form 8-K/A filed with the Commission on October 11, 1996,  filed
                Item 7, Exhibit (16), the letter of response from Arthur Andersen LLP, the Company's former independent auditors.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                J.B. POINDEXTER & CO., INC.
                                       (Registrant)


Date: November 14, 1996         By:   S. Magee
                                -----------------------------------------------
                                S. Magee, Chief Financial Officer and Treasurer


                                By:    R. S. Whatley
                                -----------------------------------------------
                                R. S. Whatley, Chief Accounting Officer