Form 10-K
period 1996-12-31
POINDEXTER J B & CO INC
filed 1997-03-31
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          (Mark one) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
                         Commission file number 33-75154
                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 76-0312814
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                                 1100 Louisiana
                                   Suite 5400
                              Houston, Texas 77002
               (Address of principal executive offices) (Zip Code)


       (Registrant's telephone number, including area code) (713) 655-9800

        Securities registered pursuant to Section 12(b) of the Act: None
                  Name of each exchange where registered: None

        Securities registered pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $ 0

The number of shares outstanding of each of the registrants' classes of common stock as of March 7, 1997: 3059

Documents Incorporated by Reference: None

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I.
Item 1.  Business

     J.B. Poindexter & Co., Inc. ("JBPCO") operates a variety of manufacturing and wholesale distribution businesses. JBPCO's subsidiaries consist of Morgan Trailer Mfg Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), Lowy Group, Inc. ("Lowy," or "Lowy Group"), EFP Corporation ("EFP"), and Magnetic Instruments Corp. ("Magnetic Instruments").

    Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John
B. Poindexter. In May 1994 the Company completed an initial public offering of $100 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering") and concurrent with the Note Offering the Company acquired, from John B. Poindexter and various minority interests, TAG, Lowy Group, EFP and Magnetic Instruments. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

     The Company has three industry segments: Automotive (Morgan and TAG), Floor Covering (Lowy Group), and Plastic and Precision Machining (EFP and Magnetic Instruments). See Note 12 to the Consolidated Financial Statements of the Company.

Automotive - Morgan

    Morgan is the nation's largest manufacturer of commercial van bodies ("van bodies") for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its eighty-four authorized distributors, five manufacturing plants and two service facilities are positioned in strategic locations to provide nationwide service to its customers, which include rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania and was acquired in 1990.

    Morgan's van bodies are manufactured and installed on truck chassis, which are classified by hauling capacity or gross vehicular weight rating ("GVWR"). There are eight classes of GVWR. Morgan generally manufactures products for Classes 3 through 7, those having a GVWR of between 10,001 pounds (light duty dry freight vans) and 33,000 pounds (medium-duty trucks). It generally does not manufacture products for Classes 1 or 2 (pickup trucks) or Class 8. The principal products offered by Morgan are the following:

    Dry Freight Bodies (Classes 3-7). Dry freight bodies typically are fabricated with pre-painted aluminum or fiberglass reinforced plywood ("FRP") panels, aerodynamic front-end treatment, hardwood floors and various door configurations to accommodate end-user loading and unloading

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

requirements. These products are used for diversified dry freight transportation and represent more than one-half of Morgan's sales.

    Refrigerated Van Bodies (Classes 3-7). Refrigerated vans are equipped with insulated aluminum or FRP bodies that accommodate controlled temperature and refrigeration needs of end-users. These products are used primarily on trucks that transport dairy products, frozen food and meats.

    Cutaway Van Bodies (Classes 3-5). Aluminum or FRP cutaway van bodies (which differ from conventional vans generally by having different floor configurations and shorter lengths) are installed only on cutaway chassis which are available with or without access to the cargo area from the cab. Cutaway bodies are used primarily for local delivery of parcels, freight and perishables.

    Morgan also manufactures stake bodies, which are flatbeds with various configurations of removable sides. Stake bodies are used for the movement of a variety of materials for the agricultural and construction industries, among others. Some of the components of Morgan's products, such as certain patented methods for making curtained doors for vehicle bodies, are proprietary. Morgan also offers certain products manufactured by others, including those distributed by Morgan's Advanced Handling Systems Division that facilitate the loading and unloading of cargo. Morgan distributes spare equipment parts and offers a comprehensive service program through its own facilities and its eighty four authorized distributors.

    Customers and Sales. The van body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, "fleet/leasing customers"); and
(2) truck dealers and distributors who sell vehicles to others (collectively, "dealer/distributor customers"). Morgan's net sales constituted 34%, 42% and 40% of the Company's total net sales in 1996, 1995 and 1994, respectively.

    Morgan's revenue stream is generated by five sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors ("Commercial Sales"); (2) sales to consumer rental companies ("Consumer Rental Sales"); (3) parts; (4) service; and
(5) the Advanced Handling Systems Division.

    Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local moving vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, ususally in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan's business.

    Morgan's two largest customers have historically represented approximately 40-50% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years, and management considers relations with each to be good. Sales to these customers represented 14%, 21% and 24% of the Company's consolidated net sales during the years 1996, 1995, and 1994, respectively. Morgan's business strategy is designed, in part, to expand its sales to other customers in an effort to reduce its reliance on sales to these customers.

    Morgan sells products through its own sales force and through independent distributors. Most of the distributors are equipment dealers who sell a wide variety of truck related equipment to truck dealers and end-users.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

    Manufacturing and Supplies. Morgan operates manufacturing, body mounting and service facilities in Pennsylvania, Wisconsin, Georgia, Texas, and Arizona. It also has sales, service and body mounting facilities in Florida and California.

    Generally all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. A chassis consists of an engine, a frame with wheels and, in most cases, a cab. Accordingly, revenue is recognized and the customer is billed upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 1996 and 1995, Morgan's total backlog was $50.2 million and $41.9 million, respectively. All of the products under the orders outstanding at December 31, 1996 are expected to be shipped during 1997.

    Morgan maintains an inventory of raw materials necessary to build van bodies according to customers' orders. Raw materials are acquired from a variety of sources, and Morgan has not experienced significant shortages of materials in recent years. Fiberglass reinforced panels, which are important components of Morgan's products, are acquired principally from two suppliers. The loss of either of those suppliers could disrupt Morgan's operations until a replacement source could be located. Morgan's customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to Morgan is dependent upon truck manufacturers' production schedules which are beyond Morgan's control. Delays in chassis deliveries can disrupt Morgan's operations and can increase its working capital requirements.

    Industry. Industry revenue and growth are dependent primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries. The food industry is affected less significantly by economic cycles than the other industries described above. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying from approximately four to six years, depending on the particular type of vehicle. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement.

    Competition. The van body manufacturing industry is highly competitive. Morgan competes with a limited number of large manufacturers and other, smaller manufacturers. Some of Morgan's competitors operate from more than one location. Certain competitors are publicly-owned with substantial capital resources. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Automotive - TAG

    During 1995, the name of the Company's subsidiary, Leer Inc., was changed to Truck Accessories Group, Inc. (together with its subsidiaries, "TAG"). The Company completed the reorganization of the operating structure of TAG during 1995. TAG established two operating divisions: TAG Manufacturing Division consisting of Leer Manufacturing, Gem Top, 20th Century Fiberglass and Raider Industries in Canada; and TAG Distribution Division consisting of retail (Leer Retail) and wholesale distribution businesses (National Truck Accessories).

    TAG is the nation's largest manufacturer and distributor of pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. Sales of caps represented approximately 21% of the Company's consolidated net sales in each of the prior three years. In addition, TAG distributes other accessories for light trucks, minivans and sport utility vehicles such as running boards, steps, reinforced bumpers, wind deflectors, bedliners, hood shields, visors, bumper covers and roof-mounted luggage carriers. TAG's eight manufacturing plants and network of over 600 independent dealers, 44 company-owned retail stores and four wholesale distribution centers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. Leer Retail has increased the number of company-owned stores from 8 at the beginning of 1991 to 44 at the end of 1996, and intends to increase the number in the future. Leer Retail closed 4 uneconomical stores during 1996. TAG's net sales constituted 37%, 30% and 29% of the Company's total net sales during 1996, 1995 and 1994, respectively. Formed in 1971, TAG is headquartered in Elkhart, Indiana and was acquired in 1987.

    Customer and Sales. Most purchasers of TAG's products (whether purchased from company-owned stores or from dealers) are individuals. TAG's products are sold primarily through its national network of independent dealers and though its company-owned stores. TAG also sells its products in Canada and Europe. In 1996, foreign sales represented less than 5% of TAG's total sales. TAG has a sales and marketing staff who, among other things, train dealers and company-owned store personnel.

    Manufacturing and Supplies. TAG designs and manufactures caps in eight manufacturing facilities located in California, Indiana, Minnesota, Oregon, Pennsylvania and Saskatchewan Canada. Approximately 85% of the caps sold by TAG are fiberglass, with aluminum and steel representing the balance. TAG maintains an inventory of raw materials necessary to manufacture its products. Raw materials are obtained from a variety of sources, and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG's production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company.

    Industry. Sales of caps tend to correspond to the level of new pickup truck sales. Sales of accessories are affected by sales of new pickup trucks, sport utility vehicles and minivans. Nationally, registrations of light trucks (pickup trucks, sport utility vehicles and minivans) have increased each year since 1991, although there can be no assurance that those sales will increase further or maintain current levels in the future. For example, pickup truck registrations declined each

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

year from 1988 until 1991. Cap sales are seasonal, with sales typically being higher in the fall and spring than in the summer and winter.

    Competition. The cap and accessory industry is highly competitive. Competitive factors include product availability and exposure, quality, price and installation services. Competitors in the distribution of accessories include other cap manufacturers, auto parts stores, and mass merchants, such as Wal-Mart and K-Mart who, in certain instances, have the purchasing power to buy and sell accessories at discount prices.

Floor Covering - Lowy Group

    Lowy Group which was acquired in 1991 operates in the floor covering business through three separate divisions: Lowy Distribution (a wholesale floor covering distributor), Blue Ridge (a carpet manufacturer) and Courier (a dyer and printer of carpeting). Lowy Group's net sales comprised 17%, 17% and 20% of the Company's total net consolidated sales in 1996, 1995 and 1994, respectively.

Lowy Distribution

    Lowy Distribution is a leading wholesale floor covering distributor in the Midwest, serving twelve Midwestern states. It operates seven facilities, located in Ankeny, Iowa near Des Moines; Lenexa, Kansas; New Brighton, Minnesota near Minneapolis; Omaha, Nebraska; and St. Louis and vicinity (three locations).

     Products. Lowy Distribution offers two broad categories of products, each of which includes multiple product lines and accessories:

     o    Hard Surface  Products.  Hard surface  products  include  sheet vinyl,
          vinyl  tiles,  wood  flooring,   ceramic  floor  and  wall  tiles  and
          accessories.

     o Soft Surface Products. This product line consists of carpet, padding substrate used in carpet installation, area rugs and sundry items, such as carpet cleaners and installation accessories. Most of Lowy Distribution's carpet sales are for residential installation, with the balance being sales to the commercial market. Its carpet line is anchored by carpet manufactured by Peerless Carpet of Canada and Milliken and Co. Lowy Distribution also offers private label carpeting marketed under the "Americana" and "Essex House" names and manufactured by various suppliers, including the Blue Ridge division of Lowy Group.

         Customers and Sales. Lowy Distribution sells its products primarily to floor covering retailers, most of whom are privately owned, small- to medium-sized dealers located away from major metropolitan areas. These dealers rely on wholesalers, such as Lowy Distribution, to provide a broad line of products with adequate inventory ready for immediate delivery and to provide sales and marketing support.

         Inventory and Supplies. Lowy Distribution offers products manufactured by a variety of suppliers. Its largest supplier is Congoleum Corporation ("Congoleum"), whose products represented approximately 35%, 30% and 30% of Lowy Distribution's total revenue during each of

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

the last three years, respectively. Lowy Distribution has purchased products from Congoleum since 1967, and management considers its relations with Congoleum to be good. Nonetheless, Congoleum is entitled to terminate its relationship with Lowy Distribution at any time subject to certain notice requirements. Lowy Distribution is an exclusive distributor of Congoleum's products in certain markets  and  competes  with  other  Congoleum  distributors  in other  markets.
Congoleum may appoint additional distributors of its products in Lowy Distribution's markets at any time. The loss of Congoleum as a supplier, or the introduction of other Congoleum distributors into Lowy Distribution's markets, could adversely affect Lowy Distribution's operations.

         Industry. The wholesale distribution of floor covering is affected by the level of new home and remodeling construction activity. Lowy Distribution believes that approximately two-thirds of its sales are generated by home remodeling activities. The industry is also affected by consumer taste and floor covering fashion trends. During the 1980s, carpet manufacturers increasingly began shipping products directly from their mills to the end users, bypassing wholesale distribution such that management believes that a substantial majority of carpet sales are now direct from the mill to end users. Excess manufacturing capacity in the carpet industry has resulted in relatively level pricing during the past several years, forcing manufacturers to reduce their distribution costs in order to preserve their operating margins. Lower freight costs occasioned by the deregulation of the freight industry and the emergence of discount carpet retailers have bolstered this direct-to-customer distribution trend. The industry is somewhat seasonal, with the second and third quarters generally having higher sales than the other quarters.

         Competition. The floor covering wholesale distribution business is highly competitive. Lowy Distribution competes with other wholesale distributors, and large carpet and tile manufacturing companies who sell their products directly to their customers. The growth of large retail building supply concerns that compete with Lowy Distribution's retail floor covering customers, coupled with direct selling activities by carpet and tile manufacturers, could adversely affect the floor covering wholesale distribution industry in the future. Management believes that the ability of floor covering wholesale distributors to carry broader product lines and to provide prompt service are competitive advantages to the wholesale distributors. Lowy Distribution also competes with several regional distributors.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

  Blue Ridge

         Blue Ridge designs, manufactures and markets distinctive mid- to high-end commercial carpet and, to a limited extent, residential carpet for sale throughout the United States and abroad. Formed in 1968, Blue Ridge is located in Ellijay, Georgia.

         Products and Design. At present, Blue Ridge offers approximately 40 styles of commercial carpeting with an average of 15 colors per style. Its residential carpet line currently consists of approximately 12 printed patterns with a total of 35 colors. Blue Ridge also manufactures custom carpet (e.g., imprinting a company's logo in the carpet) and custom colors within existing styles. Blue Ridge manufactures "tufted" carpeting, which is made by inserting yarn into the carpet backing, forming loops that may or may not be cut, depending on the particular carpet style being made (e.g., cut pile, level loop or textured level loop carpeting). All of Blue Ridge's commercial carpeting is offered and sold under the "Blue Ridge" brand name. Its residential carpeting is manufactured for third parties who sell it under their own private labels. Blue Ridge designs all of the carpet that it offers except for certain carpet that is custom made or sold under private labels.

         Customers and Sales. Blue Ridge's commercial carpeting is used by businesses and organizations with high traffic areas, such as health care facilities (nursing homes, clinics and hospitals), schools and universities, hotels and motels, restaurants and office buildings.

         Sales and marketing efforts for the commercial line are conducted by Blue Ridge's sales force. Blue Ridge markets its commercial market line primarily through architects, designers and specifiers. Management oversees marketing of the residential carpet line, which is marketed and sold through distributors and dealers. Blue Ridge maintains a sales office and showroom in Chicago for use by architects, designers and specifiers in the mid-central area of the nation.

         Manufacturing and Supplies. Blue Ridge owns and operates an integrated, 185,000 square foot mill that performs tufting, backing and finishing of its products. Dyeing and printing of carpeting is performed for Blue Ridge by Courier. Blue Ridge maintains a significant inventory of raw materials and carpet because of its commitment to deliver products quickly after receiving a customer's order.

         Blue Ridge acquires its nylon and other fibers for yarn from large companies, primarily Allied-Signal, Inc., and B.A.S.F. Corporation. Pursuant to their licensing arrangements with Blue Ridge, these suppliers periodically test Blue Ridge's carpeting to ensure that appropriate manufacturing procedures are being followed. Favorable test results are required to enable Blue Ridge to market its products using the supplier's brand names and to offer the supplier's warranties.

         Industry. Sales of broadloom carpeting in the industry's two major markets, residential and commercial, represent approximately 75% and 25% of total sales, respectively. According to an industry survey, a majority of the sales in the commercial market in which Blue Ridge competes relate to the modernization and renovation of facilities, with the remaining sales relating to installations in new construction. Excess capacity in the industry has resulted in relatively level pricing during the past several years, forcing manufacturers to reduce manufacturing costs through a higher degree of vertical integration and distribution costs by implementing factory-direct sales in order to preserve their operating margins. Installations in new construction are affected by the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

prevailing new construction activity. The industry is somewhat seasonal, with the second and third quarters generally having higher sales than the other quarters.

         Competition. With approximately 200 carpet manufacturers in the United States, the carpet manufacturing industry is highly competitive. The industry competes also with other floor covering industries, such as hardwood and tile flooring. Management believes that both the consolidation of the carpet industry and the use of direct marketing of commercial carpet to end-users will continue. Nonetheless, management believes that smaller companies, such as Blue Ridge, will continue to satisfy market niches. The principal competitive factors in the industry are style, quality, price and service, although management believes that the commercial market in which it principally operates is less price-sensitive than the residential market.

  Courier

         Courier dyes and prints patterns on commercial and residential carpeting that is manufactured by Blue Ridge and other companies. Management believes that Courier's 66,000 square-foot dyeing and printing plant is one of the most modern facilities of its kind operating in the carpet industry.

         Services. The plant, located in Ellijay, Georgia, is designed to print and dye carpeting with multi-color patterns and random color effects. Its continuous dyeing line has the ability to place up to 14 different colors on carpet in the desired pattern. Moreover, in response to the industry's increased use of polyester fibers in residential carpeting, Courier has developed a process to dye polyester fiber. Courier also owns two "Jet Beck" dyeing machines, each of which is capable of dyeing in excess of 1,000 square yards of carpet in a single dye lot, ensuring color consistency for large orders. Most of Courier's 1996 net sales are generated by services performed for unaffiliated manufacturers, with the remaining being performed for Blue Ridge.

Plastic and Precision Machining  - EFP

         EFP molds and markets expandable foam plastics used primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and materials handling products. Management believes that EFP is the nation's third largest producer and marketer of custom-shaped, molded expandable plastics. Management believes that EFP's competitive strengths include its ability to manufacture high quality products for competitive prices while providing excellent service to its customers, including timely delivery of products. EFP's net sales made up less than 10% of the Company's total net sales during each of the last three years. Founded in 1954, EFP is headquartered in Elkhart, Indiana and was acquired in 1985.

         Products. EFP's products are manufactured from expandable polystyrene ("EPS"), expandable polypropylene ("EPP"), expanded polyethylene ("EPE"), a copolymer of polyethylene and polystyrene ("Copolymer") and certain high heat resistant resins ("Resins"). EPP, EPE, Copolymer and Resins are each tougher and more resilient, or have higher temperature tolerances, than EPS. Products made from expandable foams are lightweight and durable, capable of absorbing shocks and impacts, provide thermal insulation and are chemically neutral.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

         EFP manufactures and markets the following products:

     o Packaging and Shock Absorbing Products. EFP sells these products to other manufacturers who use them to package and ship a wide assortment of industrial and consumer products, such as computers, television sets, toys, furniture, appliances, and cameras. Virtually all of these products are custom made to fit the "footprint" of the particular product or item for which EFP's product is being manufactured. These products are manufactured from EPS and EPP, with EPP being used for more fragile products. Sales of packaging and shock absorbing products represent approximately 75% of EFP's total sales.

     o Material Handling Products. These products include reusable trays or containers that are used for transporting components to or from a customer's manufacturing facility (such as the transportation of an automotive dashboard from a components supplier to an assembly plant). EFP also offers its Thin-Wall(TM) products which are used as parts positioning trays for robotic or automatic product assembly (such as camera manufacturing). Material handling products generally are produced from EPS, EPP or Copolymer.

     o Thermal Insulation Products. EFP manufactures thermal insulation products, its StyroPak(R) products are used to transport sensitive or temperature critical products or materials (such as drugs and certain food products). EFP sold the StyroPak(R) product line of beverage coolers for retail consumption effective September 8, 1995.

     o Components. EFP provides materials manufactured from EPP which are used as energy absorbing components of automobile bumpers. EFP also offers a line of its Styro-Cast(R) foam foundry patterns used by foundries in the "lost foam" or "evaporative casting" metal pouring process. During 1996, EFP began the production of door cores, with a molded- in metal frame, for use in the mobile home manufacturing industry.

     Customers  and  Sales.   EFP's   products  are  sold  to  the   automotive,
electronics, beverage, furniture, appliance, and marine industries, among others. EFP has a diversified customer base.

         EFP utilizes an in-house sales force and engages independent representatives from time to time to provide supplemental sales support in the marketing of EFP's packaging and shock absorbing products. EFP also employs an engineering staff that assists customers in the production, design and testing of products. Because expanded foams are very bulky, freight charges impose geographical limitations on sales of those products. Generally, EFP considers its target market to be limited to a 300-mile radius surrounding each manufacturing facility. In certain circumstances, however, EFP has shipped its products greater distances.

         Manufacturing and Supplies. EFP manufactures its products at facilities located in Indiana, Wisconsin, Alabama, Tennessee and Texas. The Texas and Tennessee facilities manufacture products primarily for Compaq Computer Corporation and Toshiba Corporation, respectively, although EFP intends to utilize both facilities to manufacture products for other customers as well.

         As is customary in the industry, EFP purchases its raw materials from a variety of sources on a purchase order basis and not pursuant to long term supply contracts. Raw material prices

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

fluctuate and EFP historically has been affected by price increases in the past but has not experienced significant shortages of raw materials in recent years.

         Industry. Because most of EFP's products are manufactured for use by other industries, economic conditions which affect those other industries generally will affect EFP's operations. In particular, growth or a downturn in the automotive, electronics, furniture or appliance industries generally would be expected to have a corresponding effect on EFP's business as those are the principal industries served by its packaging and shock absorbing products. Sales of EFP's products typically are not seasonal other than during a slight downturn during the latter part of December and early January.

         Competition. EFP competes with other molded, expandable plastic producers and with manufacturers of alternative packaging and handling materials, including paper, corrugated boxes and other foam products (such as soft urethane). Many of these competitors, particularly the paper companies, are large companies having greater financial resources than EFP. Certain other expandable plastic manufacturers have multiple facilities. EFP also competes with other companies in the foundry patterns market. Competitive factors include price, quality and timely delivery of products.

 Plastics and Precision Machining - Magnetic Instruments

         Magnetic Instruments is a manufacturer, caster and assembler of precision metal parts used in the worldwide oil and gas exploration industry. In November 1994, Magnetic Instruments opened an electronic assembly facility and a prototype machining center in Houston. The electronic assembly facility is operating under the name ElectroSpec. Formed in 1963, Magnetic Instruments is located in Brenham, Texas and was acquired in 1992. Magnetic Instruments' net sales made up less than 10% of the Company's net sales during each of the last three years.

         Products. Magnetic Instruments manufactures various precision metal parts and electro-mechanical devices that are utilized in a variety of oilfield-related applications. Most of the precision parts currently manufactured by Magnetic Instruments are utilized in connection with the exploration for oil and gas reserves. Parts produced by Magnetic Instruments are utilized for complex functions, such as well bore perforation and fracturing. Its products are also applicable to many seismic and geophysical activities. ElectroSpec assembles electronic printed circuit boards and instrumentation packages for the same or similar applications. Management believes that the addition of electronic assembly provides additional sales opportunities by providing turnkey value-added assemblies to its customers which incorporate machined parts and electronics in the manufacture of their products.

         Customers. Magnetic Instruments sells its products primarily to international oilfield service companies. Magnetic Instruments' four largest customers represented approximately 69% of its total net sales during 1996. All of these customers have been customers of Magnetic Instruments for more than five years, and management considers relations with them to be good. ElectroSpec markets to many of the same customers as Magnetic Instruments. As part of its business strategy, Magnetic Instruments is seeking to expand its customer base beyond the oil and gas industry, although there can be no assurance that it will be successful in those efforts.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

         Manufacturing and Supplies. Magnetic Instruments manufactures its products in a 75,500 square-foot manufacturing facility located approximately 70 miles northwest of Houston, Texas, which is a key center for oil and gas exploration and production. The prototype machining facility and ElectroSpec are in two manufacturing facilities located in Houston totaling 16,750 square feet. Management believes that Magnetic Instruments' manufacturing capabilities are among the most sophisticated in the industry. It performs a broad range of computer-controlled precision machining and welding, including electrostatic discharge machining, electron beam welding, trepanning, gun drilling and investment casting.

         Magnetic Instruments obtained ISO 9000 certification during 1994. ISO is an internationally recognized certification of production practices and techniques employed in manufacturing processes.

         Products are manufactured primarily from non-magnetic stainless steel, alloy steels, nickel based alloys, titanium, brass and beryllium copper. Materials are obtained from a variety of sources and Magnetic Instruments has not experienced significant shortages in materials in recent years.

         Industry. Because Magnetic Instruments' products are sold to large, international oilfield service companies, Magnetic Instruments is not dependent solely on the domestic oil and gas industry. Rather, demand for equipment and services supplied by those oilfield service companies and, in turn, sales of related parts manufactured by Magnetic Instruments and ElectroSpec, are directly related to the level of worldwide oil and gas drilling activity. Worldwide drilling activity increased during 1996 thereby increasing the demand for services from oilfield service companies which, in turn, increased Magnetic Instruments' sales. Some of Magnetic Instruments' customers have subcontracted to Magnetic Instruments the manufacturing of precision components that they formerly manufactured themselves.

         Competition. Magnetic Instruments competes with other businesses engaged in the machining, casting, and manufacturing of parts and equipment utilized in the oil and gas exploration industry. Technological know-how and production capacity are the primary competitive factors in Magnetic Instruments' industry.

Trademarks and Patents

         The Company owns rights to certain presentations of Leer's name which the Company believes is valuable insofar as management believes that it is recognized as being a leading "brand name." Leer has learned that another person claims to own the "Leer" name in Mexico; Leer has challenged the validity of that person's rights to the name in Mexico. Until this claim is resolved it could, or if it is resolved against Leer it would, adversely affect Leer's use of the "Leer" name in Mexico. The Company also owns rights to certain other trademarks and tradenames, including certain presentations of Morgan's name. Although these and other trademarks and tradenames used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or tradenames themselves are less important to customers than the quality of the products. The Company also holds patents on certain products which, although valuable to the Company, are not critical to the Company's operations. In addition, Blue Ridge uses, with permission, certain of its suppliers' tradenames and trademarks which are important to its business.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Employees

         At January 31, 1997, the Company had approximately 3,500 permanent employees. Personnel are unionized in Lowy Distribution's New Brighton, Minnesota (contract expires May 1999), St. Louis (contract expires January 1998) and Ankeny, Iowa (contract expires December 1999) warehouses (covering 12, 13, and 8 persons, respectively) and EFP's Decatur, Alabama facility (covering approximately 100 persons, with a contract expiring in August 1997). The Company believes that relations with its employees are good.

Environmental Matters

         The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and addressing materials used in manufacturing the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water. The Company also generates non-hazardous wastes. The Company has received occasional notices of noncompliance from time to time with respect to its operations which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion or otherwise have a material adverse effect on the Company's business and financial condition.

         Morgan was named as a potentially responsible party ("PRP") with respect to its alleged disposal of certain solvents at the Industrial Solvents and Chemical Co. state hazardous waste site in Newberry, Township, Pennsylvania ("ISCC site") and at the Berks Associates Waste Recovery Superfund Site near Douglasville, Pennsylvania ("Berks site"). Under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Pennsylvania Hazardous Sites Clean-Up Act, past and present site owners and operators, transporters and waste generators are all potentially jointly and severally responsible for clean up costs. However, typically, the generator portion of the costs are allocated between generators, with each generator bearing costs proportionate to the volume and nature of the wastes it disposed of at the site. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the agreements Morgan is party to and including the size of the waste sites, their years of operation, the large number of past users and potentially responsible parties of some of the sites, the alleged waste contribution by Morgan at some of these sites and the nature of the substances alleged to be present at the waste sites, the Company currently believes that Morgan's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.


          National Steel Service Company (NSSC), a company into which Morgan was merged in December 1992, has been listed as a potentially responsible party ("PRP") at the Wichita Brass Co.,

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Inc. National Priority List site at 29th & Mead in Wichita, Kansas. Although the extent of NSSC's liability, if any, is not known at this time, management currently believes that NSSC's allocated share of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company is not aware of any other significant pending environmental claims pertaining to NSSC.

         Since the 1980s and early 1990s, products manufactured from expandable polystyrene, such as some of the products manufactured by EFP, have been criticized as being allegedly harmful to the environment. Although management believes that more recent information suggest that expandable polystyrene is not as harmful to the environment as reported earlier, negative publicity relating to the material has had, and in the future could have, an adverse effect on EFP's business, although this publicity has not had a material adverse effect on EFP's results of operations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.       Properties

         The Company owns or leases the following manufacturing, distribution, office and sales facilities:

                                                                               Owned
                                                                 Approximate     or      Lease
          Location                    Principal Use              Square Feet   Leased   Expiration(a)
Morgan:
 Ehrenberg, Arizona .............   Manufacturing                  125,000     Owned       --
 Fontana, California ............   Sales and service                9,000     Leased     2001
 Tampa, Florida .................   Sales and service               13,500     Owned       --
 Rydal, Georgia .................   Manufacturing                   85,000     Leased     1999
 Cary, North Carolina ...........   Sales                            1,218     Leased     2000
 Ephrata, Pennsylvania ..........   Manufacturing                   50,000     Owned       --
 Morgantown, Pennsylvania .......   Manufacturing                   62,900     Leased     1997
 Morgantown, Pennsylvania .......   Office & manufacturing         261,500     Owned       --
 Morgantown, Pennsylvania .......   Sales and service                9,600     Leased     1997
 Corsicana, Texas ...............   Manufacturing                   60,000     Owned       --
 Janesville, Wisconsin ..........   Manufacturing                   23,000     Leased     1998
 Janesville, Wisconsin ..........   Manufacturing                   32,000     Owned       --
Leer:
 Woodland, California ...........   Manufacturing                   92,000     Leased     2007
 Elkhart, Indiana ...............   Office & research               17,500     Owned       --
 Elkhart, Indiana ...............   Manufacturing                  139,000     Leased     2007
 Milton, Pennsylvania ...........   Manufacturing                  102,000     Leased     2007
Century/Raider/GemTop:
 Elkhart, Indiana ...............   Manufacturing                   91,900     Owned       --
 Elkhart, Indiana ...............   Office                          18,400     Leased     2005
 Clackamas, Oregon ..............   Manufacturing                   78,000     Leased     1998
 Drinkwater, Saskatchewan, Canada   Office & manufacturing          72,000     Owned       --
 Moose Jaw, Saskatchewan, Canada    Manufacturing                   87,000     Leased     2005
 Moose Jaw, Saskatchewan, Canada    Truck repair                     5,000     Leased     1997
Leer Retail: (b)
 Brainerd, Minnesota ............   Manufacturing & sales           11,900     Leased     1999
 Houston, Texas .................   Office & sales                   6,300     Leased     2000
NTA:
 Woodland, California ...........   Office & warehouse              31,000     Leased     1999
 Conyers, Georgia ...............   Office & warehouse              13,000     Leased     1999
 Elkhart, Indiana ...............   Office & warehouse              57,000     Leased     2000
 Milton, Pennsylvania ...........   Office & warehouse              21,000     Leased     1998
Lowy Distribution:
 Ankeny, Iowa ...................   Warehouse, office & showroom    30,000     Owned       --
 Lenexa, Kansas .................   Warehouse, office & showroom    12,000     Leased     1997
 New Brighton, Minnesota ........   Warehouse, office & showroom   120,000     Owned       --
 St. Louis, Missouri ............   Warehouse, office & showroom    85,000     Owned       --
 St. Louis, Missouri ............   Warehouse, office & showroom    45,000     Owned       --
 St. Louis, Missouri ............   Warehouse, office & showroom    14,000     Leased     1997
 Omaha, Nebraska ................   Warehouse, office & showroom     7,000     Leased     1998
Blue Ridge:
 Ellijay, Georgia ...............   Office & manufacturing         195,000     Owned       --
 Ellijay, Georgia ...............   Truck shop                       3,500     Owned       --
 Chicago, Illinois ..............   Office & showroom                2,300     Leased     1999
Courier:
 Ellijay, Georgia ...............   Office & manufacturing          66,000     Owned       --
EFP:
 Decatur, Alabama ...............   Manufacturing                  175,000     Leased     1999
 Elkhart, Indiana ...............   Office & manufacturing         211,600     Owned       --
 Elkhart, Indiana ...............   Manufacturing                   24,900     Leased     1997
 Gordonsville, Tennessee ........   Manufacturing                   40,000     Leased     2001
 Marlin, Texas ..................   Manufacturing                   73,000     Leased     1998
 Waukesha, Wisconsin ............   Manufacturing                   13,850     Leased     1997
Magnetic Instruments:
 Brenham, Texas .................   Office & manufacturing          75,500     Owned       --
 Houston, Texas .................   Manufacturing                   16,750     Leased     1998

---------------

(a)      Including all renewal terms.
(b)      In  addition,   Leer  leases  44   company-owned   stores   aggregating
         approximately 100,000 square feet pursuant to leases with terms averaging approximately nine years (including renewal options).

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

         The Company utilizes principally all of its facilities and believes that its facilities are adequate for its current needs and are capable of being utilized at higher capacities to supply increased demand if necessary.

Item 3.           Legal Proceedings

         The Company is involved in various lawsuits which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         The registrant's common equity is privately held and not publicly traded. As of March 1997, one individual owned all of the registrant's issued and outstanding common equity. During the last two fiscal years, JBPCO paid no cash dividends.

         The registrant's ability to pay dividends on its common equity is restricted to the extent described in the Indenture, dated as of May 23, 1994, pertaining to the registrant's 12 1/2% Senior Notes due 2004 and the Loan and Security Agreement, dated as of June 28, 1996, with Congress Financial Corporation, as lender.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Item 6.           Selected Financial Data

         The historical financial data presented below for the years ended December 31, 1996, 1995 and 1994 are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements of the Company and notes thereto. The financial information is not directly comparable due to the acquisitions of Magnetic Instruments (June 1992), Gem-Top Mfg., Inc. (March
1993), Radco (December 1994), 20th Century Fiberglass, Century Distributing and Raider Industries (June 1995).


                                                           Year Ended December 31,
                                              (Dollars in Millions, Except Per Share Amounts)
                                            1996        1995        1994        1993        1992
                                           ------      ------      ------      ------      ------
Operating Data:
     Net sales .....................     $  432.4    $  450.7    $  386.6    $  327.4    $  279.3
     Cost of sales .................        338.0       365.3       301.3       254.9       219.0
     Selling, general and
       administrative expense.......         84.0        82.0        64.9        56.0        48.3
     Plant closure expenses ........          1.4          --         --           --          --
     Other (income) expense ........         (0.1)       (1.2)        0.4         1.2         0.4
                                         --------    --------    --------    --------    --------
     Operating income ..............          9.1         4.6        20.0        15.3        11.6
     Interest expense ..............         16.2        15.9        11.5         6.4         6.8
     Income tax provision (benefit)          (1.0)       (2.8)        3.0         2.3         1.2
     Minority interests ............           --          --          --        (0.1)        0.1
                                         --------    --------    --------    --------    --------
     Income (loss) before
       extraordinary loss ..........         (6.1)       (8.5)        5.5         6.7         3.5
     Extraordinary loss ............          0.3          --         2.1          --          --
                                         --------    --------    --------    --------    --------
     Net income (loss) .............     $   (6.4)   $   (8.5)   $    3.4    $    6.7    $    3.5
                                         ========    ========    ========    ========    ========
     Earnings (loss) per share .....     $ (2,097)   $ (2,790)   $  1,503    $  6,656    $  3,546
                                         ========    ========    ========    ========    ========
     Cash dividends per share.......           --    $     --    $  2,910    $  1,136    $    693
                                         ========    ========    ========    ========    ========

Pro Forma for Taxes (a):
     Income (loss) before income
       taxes, minority interests and
       extraordinary loss ..........     $   (7.1)   $  (11.2)   $    8.5    $    8.9    $    4.8
     Income tax provision (benefit)          (1.0)       (2.8)        3.5         3.7         1.7
     Minority interests ............           --          --          --        (0.1)        0.1
     Extraordinary loss ............          0.3          --         2.1          --          --
                                         --------    --------    --------    --------    --------
     Net income (loss) .............     $   (6.4)   $   (8.5)   $    2.9    $    5.3    $    3.0
                                         ========    ========    ========    ========    ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


                                                                     Year Ended December 31,
                                                                      (Dollars in Millions)
                                                1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
Balance Sheet Data (at period end):
         Working capital .................   $   22.4    $   29.4    $   56.6    $   19.6    $   12.3
         Total assets ....................      173.5       180.8       173.2       139.8       115.2
         Total long term obligations .....      105.6       107.6       106.9        75.9        68.9
         Stockholder's equity ............   $    3.0    $    9.5    $   17.8    $   15.2    $    6.5

Other Data:
         EBITDA (b)(c) ...................   $   20.9    $   15.1    $   28.2    $   23.1    $   18.0
         Capital expenditures ............        8.1        11.9         9.2         9.8         4.2
         Depreciation and amortization (c)       11.2        10.5         8.2         7.8         6.4
         Consolidated EBITDA
         Coverage Ratio (d) ..............       1.3x        1.0x        2.5x        3.6x        2.7x

(a) Pro Forma for Taxes data reflect the Company's income taxes (benefits) assuming that Lowy Group and Magnetic Instruments, which had been "S" corporations prior to May 16, 1994, were taxable "C" corporations during the relevant periods. Lowy Group and Magnetic Instruments were taxable "C" corporations, effective May 16, 1994.

(b) "EBITDA" means earnings before deducting interest expense, taxes, depreciation and amortization and minority interests as defined in the Indenture pertaining to the Senior Notes. EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company's operating cash flow and historical ability to service its indebtedness.

(c) Depreciation and amortization excludes amortization of debt issuance cost of $0.7 million, $0.7 million and $0.4 million in 1996, 1995 and 1994, respectively.

(d) "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA to interest expense that is used in the Indenture to limit the amount of indebtedness that the Company may incur.

Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries, Morgan, TAG, Lowy, EFP and Magnetic Instruments (the Subsidiaries) and the notes thereto.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Basis of Financial Statements

         Concurrently with the initial public offering of $100.0 million, 12 1/2% Senior Notes due 2004, (the "Senior Notes"), effective May 23, 1994, the Company acquired TAG, Lowy, EFP and Magnetic Instruments from John B. Poindexter and certain minority interests. The historical, Consolidated Financial Statements reflect the acquisition of the Subsidiaries as an exchange of interests in companies under common control in a manner similar to a pooling of interests, except that each subsidiary is included only from the date of Mr. Poindexter's purchase of his interest therein.

Overview

         The Company has grown from 1992 through 1996, both internally and through acquisitions (Magnetic Instruments and Gem-Top were acquired in June 1992 and March 1993, respectively). During 1994, the Company acquired Radco, a pick up truck accessory retailer, and Tile by Design, a wholesale floor covering distributor. TAG acquired the businesses and assets of three companies, effective June 30, 1995: 20th Century Fiberglass, a manufacturer of pick up truck caps, Century Distributing, a wholesaler of light truck accessories, both based in Elkhart, Indiana, and Raider Industries, a manufacturer of pick up truck caps and tonneau covers based in Drinkwater, Saskatchewan, Canada. Net sales increased from $279.3 million in 1992 to $450.7 million in 1995, however, decreased to $432.4 million during 1996. Operating income increased from $11.6 million in 1992 to $20.0 million in 1994, however, during 1995 and 1996 TAG incurred operating losses of $12.1 million and $6.9 million, respectively, which reduced the Company's consolidated operating income to $4.6 million and $9.1 million respectively.

         The following table represents the net sales, operating income and operating margins for each Subsidiary and on a consolidated basis.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


                                             Years Ended December 31,
                                               (Dollars in Millions)
                                            1996       1995       1994
                                           ------     ------     ------
Net Sales:
                  Morgan .............   $  145.5   $  187.7   $  154.5
                  TAG ................      158.6      137.5      111.4
                  Lowy ...............       71.3       75.0       77.4
                  EFP ................       31.5       30.2       30.6
                  Magnetic Instruments       25.5       20.3       12.7
                                           ------     ------     ------
                  Consolidated .......   $  432.4   $  450.7   $  386.6
                                           ======     ======     ======

Operating Income (Loss):
                  Morgan .............   $    7.1   $    9.9   $    8.2
                  TAG ................       (6.9)     (12.1)       4.5
                  Lowy ...............        3.9        4.9        5.9
                  EFP ................        2.7        1.7        1.5
                  Magnetic Instruments        4.8        2.9        1.3
                  JBPCO ..............       (2.5)      (2.7)      (1.4)
                                           ------     ------     ------
                  Consolidated .......   $    9.1   $    4.6   $   20.0
                                           ======     ======     ======

Operating Margins:
                  Morgan .............        4.9%       5.2%       5.3%
                  TAG ................       (4.4)      (8.8)       4.0
                  Lowy ...............        5.5        6.6        7.6
                  EFP ................        8.6        5.7        4.9
                  Magnetic Instruments       18.8       14.4       10.2
                                           ------     ------     ------
                  Consolidated .......        2.0%       1.0%       5.2%
                                           ======     ======     ======

Results of Operations
Consolidated Operating Results

Comparison of 1996 to 1995


         Net sales decreased 4% to $432.4 million in 1996 compared to $450.7 million in 1995. The decrease was due primarily to Morgan whose sales decreased 22% or $42.2 million partially offset by increases of $21.1 million (15%) at TAG and $5.2 million (26%) at Magnetic Instruments.

         Cost of sales decreased 8% to $338.0 million in 1996 from $365.3 million in 1995, and gross profit increased 11% to $94.4 million (22% of net sales) in 1996 compared to $85.4 million (19% of net sales) in 1995. EFP, Magnetic Instruments and TAG recorded 47%, 38% and 37% increases in gross profit, respectively.

         Selling, general and administrative expense increased 3% to $84.1 million (19% of net sales) in 1996 compared to $82.0 million (18% of net sales) in 1995.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         Operating income increased 95% to $9.1 million in 1996 compared to $4.6 million in 1995. Operating losses at TAG decreased 43% to $6.9 million compared to $12.1 million during 1995. The Company's management took steps to improve the operating results of TAG including closing an inefficient plant and certain unprofitable retail locations resulting in closure costs of $1.4 million during 1996.

         Interest expense increased 2% to $16.2 million in 1996 compared to $15.9 million in 1995, average total debt increased 9% to $134.6 million during 1996 compared to $123.2 million during 1995.

         The Company recorded an aggregate income tax benefit of $1.1 million for the year ended December 31, 1996 compared to a $2.7 million benefit during 1995. See Note 11 of Notes to the Consolidated Financial Statements.

Comparison of 1995 to 1994

         The Company made three acquisitions during June 1995. TAG acquired 20th Century Fiberglass and Century Distributing, which are a manufacturer and wholesaler, respectively, of pick up caps and accessories, both based in Elkhart, Indiana and Raider, a Canadian manufacturer of pick up caps and tonneau covers.

         Net sales increased 17% to $450.7 million in 1995 compared to $386.6 million in 1994. The increase was due primarily to Morgan whose sales increased 22% or $33.2 million.

         Cost of sales increased 21% to $365.3 million in 1995 from $301.3 million in 1994, and gross profit decreased less than 1% to $85.4 million (19% of net sales) in 1995 compared to $85.3 million (22% of net sales) in 1994.

         Selling, general and administrative expense increased 26% to $82.0 million (18% of net sales) in 1995 compared to $64.9 million (17% of net sales) in 1994.

         Due to an operating loss of $12.1 million at TAG, operating income decreased 77% to $4.6 million (1.0% of net sales) in 1995 compared to $20.0 million (5.2% of net sales) in 1994.

         Interest expense increased 38% to $15.9 million in 1995 compared to $11.5 million in 1994, because of increased interest cost associated with additional borrowings required to finance operations and acquisitions, and higher interest rates associated with the Company's Senior Notes issued May 23, 1994, compared to the interest rates on the debt retired on that date with proceeds of the Senior Notes.

         The Company recorded an income tax benefit of $2.7 million for the year ended December 31, 1995 compared to an expense of $3.0 million during 1994. The benefit represents an estimate of the future value of deductions to be used to reduce future taxable income.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Morgan

Comparison of 1996 to 1995

         Net sales decreased 22% to $145.5 million in 1996 compared to $187.7 million in 1995. Shipments of van body units decreased 25% to 18,647 units in 1996 compared to 25,016 units during 1995. Consumer Rental Sales (as defined under Business) decreased 60% to $13.9 million and Commercial Sales decreased 12% to $117.7 million in 1996 compared to 1995. Backlog at December 31, 1996 was $50.2 million compared to $41.8 million at the end of 1995. The increase in backlog reflects an increase in consumer rental orders following the cyclical downturn in that business.

         Cost of sales decreased 23% to $126.1 million in 1996 compared to $163.4 million in 1995 as a result of the decrease in units produced. Gross profit decreased $4.9 million or 20% compared to 1995. Gross profit margins increased slightly as a result of slightly lower raw material costs and the implemention of selling price increases.

         Selling, general and administrative expense decreased 14% to $12.3 million (9% of net sales) in 1996 compared to $14.4 million (8% of net sales) in 1995. Selling expense decreased 11% and General and Administrative expense decreased 18% as Morgan continued to develop the Commercial Sales business.

         Morgan's operating income decreased 28% to $7.1 million in 1996 compared to $9.9 million in 1995 due to its decreased net sales. As a percentage of net sales, operating income remained at 5% in 1996 the same as in 1995.

Comparison of 1995 to 1994

         Net sales increased 22% to $187.7 million in 1995 compared to $154.5 million in 1994. Shipments of van body units increased 23% to 25,016 units in 1995 compared to 20,310 units during 1994. Consumer Rental Sales (as defined under Business) increased 43% to $34.7 million and Commercial Sales increased 14% to $134.4 million in 1995 compared to 1994. Backlog at December 31, 1995 was $41.8 million compared to $63.7 million at the end of 1994. The decline in backlog reflected a cyclical downturn in Class 3 through Class 7 truck sales.

         Cost of sales increased 22% to $163.4 million in 1995 compared to $134.1 million in 1994 as a result of the increase in units produced. Gross profit increased $3.9 million or 19% compared to 1994. Gross profit margins declined slightly as a result of increased raw material costs and delay in implementing selling price increases.

         Selling, general and administrative expense increased 16% to $14.4 million (8% of net sales) in 1995 compared to $12.4 million (8% of net sales) in 1994. Selling expense increased 27% primarily as a result of additional sales personnel and the associated costs in anticipation of efforts during 1996 to increase Commercial Sales. General and administrative expense remained consistent with the prior year.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         Morgan's operating income increased 21% to $9.9 million in 1995 compared to $8.2 million in 1994 due primarily to increased net sales. As a percentage of net sales, operating income remained at 5.3% in 1995 the same as in 1994.

TAG

Comparison of 1996 to 1995

         Total net sales for TAG increased 15% to $158.6 million in 1996 compared to $137.5 million in 1995. TAG Manufacturing Division net sales increased 21% to $91.5 million during 1996 compared to $75.9 million during 1995. Net sales during 1995 include sales of 20th Century Fiberglass and Raider Industries for the six months subsequent to their acquisition during June 1995. Combined net sales for 20th Century Fiberglass and Raider Industries were $36.0 million for the year ended December 31, 1996 compared to $17.6 million for the six months ended December 31,1995.

           TAG Distribution Division net sales increased 9% to $67.1 million during 1996 compared to $61.6 million during 1995, operations acquired during June 1995 increased sales approximately $3.2 million for the year ended December 31, 1996 compared to 1995. Leer Retail sales increased $2.9 million (7%) and wholesale sales, excluding Century Distribution, remained flat. TAG closed four unprofitable stores during 1996, resulting in closure costs of approximately $0.3 million.

         Cost of sales increased $10.1 million (9%) to $117.7 million in 1996 compared to $107.6 million in 1995. Gross profit increased 37% to $40.9 million (26% of net sales) during 1996 compared to $29.9 million (22% of net sales) during 1995. The increase was due primarily to the TAG Manufacturing Division as product mix changes and efforts to improve product quality and delivery times were reflected in lower cost of sales . Also during 1996, TAG Manufacturing Division eliminated the production of plastic caps.

         Selling, general and administrative expense increased 10% to $46.4 million (29% of net sales) during 1996 compared to $42.1 million (31% of net sales) during 1995. Selling expense increased 5% or $0.9 million and general and administrative expense increased 14% or $3.4 million, primarily as a result of the inclusion of operations, acquired during June 1995, for twelve months of 1996.

         TAG incurred an operating loss for the year ended December 31, 1996 of $6.9 million compared to an operating loss of $12.1 million in 1995. The improvement in operating performance was primarily the result of efforts to remedy manufacturing problems associated with the introduction of new product lines, product design changes and paint finishing processes.

         The Company continues to respond in a number of ways to correct the manufacturing problems encountered by TAG during 1996 and 1995. The Leer Manufacturing plant in the Southeastern United States was closed during the last quarter of 1996 due to inefficient operations. Production has been transferred to the remaining TAG Manufacturing plants with an associated reduction in overhead costs. Including costs of closing the Gem Top East facility, total closure costs of approximately $1.1 million were charged to expense during 1996. Management has taken steps

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


to address the manufacturing problems including among others, redesigning certain products and implementing additional quality control procedures. Other improvement measures are being evaluated.

Comparison of 1995 to 1994

         Total net sales for TAG increased 23% to $137.5 million in 1995 compared to $111.4 million in 1994. Excluding operations acquired June 30, 1995, sales increased $3.2 million or 3%.

         TAG incurred an operating loss for the year ended December 31, 1995 of $12.1 million compared to an operating profit of $4.5 million in 1994. Excluding acquired operations the TAG operating loss was approximately $13.2 million. The decline in comparable operating income of $17.7 million includes $2.9 million in non-cash charges related to increased bad debt, inventory obsolescence and warranty reserves. The reduction in operating performance was primarily the result of manufacturing problems associated with the introduction of new product lines, product design changes and paint finishing processes. These problems contributed to higher product returns and production delays.

         During 1995, compared to 1994, retail sales increased $10.3 million (35%) and wholesale sales, excluding Century Distribution, increased $1.0 million (5%), however, manufacturing sales declined $8.1 million (12%). TAG operated 48 company owned retail stores at December 31, 1995. The increase in retail sales was primarily attributable to the acquisition of eight Radco stores during December 1994 which contributed $8.0 million in sales during 1995 and the addition of seven new stores opened during the year. TAG closed three unprofitable stores during 1995.

         TAG operated four wholesale distribution centers and nine manufacturing locations, including three from the acquisition of Century/ Raider. The Leer manufacturing locations shipped approximately 125,000 units during 1995, 14% less than during 1994 due to the problems referred to above.

         Cost of sales increased $29.6 million (38%) to $107.7 million in 1995 compared to $78.1 million in 1994. Excluding operations acquired June 30, 1995, cost of sales increased approximately $12.0 million (15%). Gross profit decreased $3.5 million (10%), or $8.7 million (26%) excluding acquired operations. The decrease was due primarily to manufacturing costs associated with the problems referred to above. The gross profit from retail operations increased $3.6 million or 43%, including $2.3 million from Radco stores acquired December 1994.

         Selling, general and administrative expense increased 46% to $42.1 million during 1995. Excluding acquired operations, expenses increased approximately $9.0 million or 31% to $37.8 million. Selling, general and administrative expense includes approximately $1.0 million of non-cash charges related to increased bad debt reserves. The establishment of separate operating divisions and the centralization of certain functions at the Leer manufacturing division increased general and administrative expenses approximately $3.6 million during 1995. Additional delivery costs associated with product returns increased costs approximately $1.2 million. Selling expense increased $2.7 million, excluding acquired operations, to $16.2 million or 14% of sales compared

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


to 12% of sales in 1994. The increase is primarily attributable to Radco selling expense of $2.5 million.

         The Company responded in a number of ways in an effort to correct the manufacturing problems encountered by TAG during 1995. Senior management of the Leer manufacturing division was changed significantly including the replacement of the division's President and Chief Financial Officer. At the same time, Leer filled a number of senior positions which in the past remained vacant. Those positions included a Director of Engineering, Director of Quality Assurance, a Director of Human Resources and a Manager of Credit and Collections. In addition to changing the make-up and breadth of its senior management, the Leer division also allocated more responsibilities to the General Managers of the manufacturing plants.

Lowy Group

Comparison of 1996 to 1995

         Net sales decreased 5% to $71.3 million in 1996 compared to $75.0 million in 1995. Sales from the floor covering distribution business declined $4.3 million (9%) and carpet manufacturing activity sales increased $0.6 million (2%).

         Cost of sales decreased 5% to $51.5 million in 1996 from $54.0 million in 1995. Accordingly, gross profit decreased 6% to $19.8 million (28% of net sales) in 1996 compared to $21.0 million (28% of net sales) in 1995.

         Selling, general and administrative expense decreased 2% to $15.9 million (22% of net sales) in 1996 compared to $16.2 million (21% of net sales) in 1995. The decrease was due primarily to lower expenses associated with a reduction in personnel partially offset by higher sample expense and increased fixed selling costs.

         Lowy Group's operating income decreased 21% to $3.9 million (6% of net sales) in 1996 compared to $4.9 million (7% of net sales) in 1995.

Comparison of 1995 to 1994

         Net sales decreased 3% to $75.0 million in 1995 compared to $77.4 million in 1994. Sales from the floor covering distribution business declined $1.9 million (4%) carpet manufacturing activity sales declined $0.5 million (1%).

         Cost of sales decreased 2% to $54.0 million in 1995 from $55.3 million in 1994. Accordingly, gross profit decreased 9% to $21.0 million (28% of net sales) in 1995 compared to $22.1 million (29% of net sales) in 1994. Lowy benefited from lower material costs in 1994 as a result of purchasing material at unusually favorable terms which were not available in 1995.

         Selling, general and administrative expense increased 2% to $16.2 million (21% of net sales) in 1995 compared to $15.9 million (21% of net sales) in 1994. The increase was due primarily to

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


increased carpet sample expense, partially offset by lower selling expense as a result of lower commission payments and lower costs associated with a reduction in sales personnel.

         Lowy Group's operating income decreased 17% to $4.9 million (7% of net sales) in 1995 compared to $5.9 million (8% of net sales) in 1994.

EFP
Comparison of 1996 to 1995

         Net sales increased 4% to $31.5 million in 1996 compared to $30.2 million in 1995. EFP's Components (as defined under Business) sales increased $3.9 million, on the strength of new business, offset by decreased Styrocast business and the absence of revenue from the beverage cooler business sold in 1995.

         Cost of sales decreased 3% to $25.0 million in 1996 from $25.8 million in 1995. Accordingly, gross profit increased 47% to $6.5 million (21% of net sales) in 1996 compared to $4.4 million (15% of net sales) in 1995. The decrease in cost of sales was due to a decrease in labor costs as a result of the sale of the beverage cooler product line.

         Selling, general and administrative expense remained $3.8 million (12% of net sales) in 1996 compared to $3.8 million (13% of net sales) in 1995. The decrease in expense as a percentage of net sales is primarily due to the elimination of the beverage product line.

         EFP's operating income increased 58% to $2.7 million (9% of net sales) in 1996 compared to $1.7 million (6% of net sales) in 1995.

Comparison of 1995 to 1994

         Net sales decreased 1% to $30.2 million in 1995 compared to $30.6 million in 1994. Packaging sales increased approximately $3.4 million during 1995 which offset the anticipated reduction in Styro-Cast business of $3.8 million during 1995. During September 1995 EFP sold its beverage cooler product line which decreased sales approximately $0.1 million during the last quarter of 1995.

         Cost of sales increased 5% to $25.8 million in 1995 from $24.6 million in 1994. Accordingly, gross profit decreased 27% to $4.4 million (15% of net sales) in 1995 compared to $6.0 million (20% of net sales) in 1994. The increase in cost of sales was due to increased raw material costs associated with a change in product mix and increased raw material prices. Labor costs declined as a result of product mix changes.

         Selling, general and administrative expense decreased 14% to $3.8 million (13% of net sales) in 1995 compared to $4.4 million (14% of net sales) in 1994 due primarily to a $0.6 million (22%) decrease in general and administrative expense associated with a reduction in personnel.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         EFP's operating income increased 13% to $1.7 million (6% of net sales) in 1995 compared to $1.5 million (5% of net sales) in 1994. Excluding the income attributable to the sale of EFP's beverage cooler product line, operating income declined by 47% to $0.7 million.


Magnetic Instruments

Comparison of 1996 to 1995

         Net sales increased 26% to $25.5 million in 1996 compared to $20.3 million in 1995. The increase was attributable to an increased demand for Magnetic's products and services due to increased levels of activity in the energy exploration and production business.

         Cost of sales increased 21% to $17.6 million in 1996 compared to $14.5 million in 1995. Accordingly, gross profit increased 38% to $7.8 million (31% of net sales) in 1996 compared to $5.7 million (28% of net sales) in 1995 due primarily to a higher volume of sales in 1996.

         Selling, general and administrative expense increased 18% to $3.0 million (12% of net sales) compared to $2.6 million (12% of net sales) in 1995, principally because of increased sales commission payments and increased personnel costs.

         Operating income increased 65% to $4.8 million during 1996, or 19% of net sales, compared to $2.9 million or 14% of net sales in 1995.

Comparison of 1995 to 1994

         Net sales increased 60% to $20.3 million in 1995 compared to $12.7 million in 1994. The increase was primarily attributable to an increased demand for Magnetic's products and services due to increased levels of activity in the energy exploration and production business.

         Cost of sales increased 56% to $14.5 million in 1995 compared to $9.3 million in 1994. Accordingly, gross profit increased 70% to 5.7 million (29% of net sales) in 1995 compared to $3.4 million (27% of net sales) in 1994 due to a higher volume of sales in 1995.

         Selling, general and administrative expense increased 18% to $2.6 million (12% of net sales) compared to $2.2 million (17% of net sales) in 1994, primarily because of increased general and administrative expense associated with increased personnel costs as well as attorneys' fees associated with a lawsuit against Magnetic.

         Operating income increased to $2.9 million during 1995, or 14% of net sales, compared to $1.3 million or 10% of net sales in 1994.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Liquidity and Capital Resources

         During 1996 net cash provided by operations increased $18.9 million to $10.7 million compared to net cash used by operations of $8.2 million during 1995. Overall changes in working capital provided cash of $6.4 million during 1996 compared to using cash of $5.8 million during 1995. The improvement was due primarily to a decrease in working capital requirements and improved operating results during 1996. The cash provided by operations in 1996 was used primarily to fund capital expenditures of $8.1 million and debt repayments of $2.2 million.

         At December 31, 1995, the Revolving Credit Agreement, entered into on May 23, 1994, contained numerous restrictive covenants which, among other things, restricted the ability of the Company to dispose of assets and incur debt and restrict certain corporate activities. In addition, the Company was required to maintain specified financial covenants including a minimum net worth and debt coverage ratio. At December 31, 1995, the Company was not in compliance with the minimum net worth requirements or the debt coverage ratio as specified by the Revolving Credit Agreement and borrowings by certain subsidiaries had exceeded their borrowing base.

         The covenant violations as of December 31, 1995 primarily resulted from the Company incurring a net loss of $8.5 million in 1995, which included significant losses at TAG, as a result of manufacturing problems associated with new product development, design changes and paint finishing processes. These problems contributed to higher than normal product returns and production delays. Management of JBPCO and TAG, began taking steps during 1995 to address these problems including, among others, redesigning certain products and implementing additional quality control procedures and closing inefficient operations. In addition, during 1996, TAG Manufacturing Division closed a manufacturing facility and TAG Distribution closed certain unprofitable retail locations resulting in a total charge of $1.4 million.

           Subsequent to December 31, 1995, upon determination of the available borrowing base, the Company took action to conform the borrowings of the subsidiaries to the limits of the then available borrowing bases. In addition, the lenders agreed to waive the covenant violations and to amend the financial covenants of the Revolving Credit Agreement through its May 1997 expiration, subject to the completion of certain documentation requirements.

         On June 28, 1996, the Company entered into a new secured revolving loan agreement (Revolving Loan Agreement) with a new lender providing for borrowings by its Subsidiaries of up to $50,000,000. The arrangement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the company's banks, up to the lesser of $50,000,000 or a percentage of eligible accounts receivable and of eligible inventory of the Subsidiaries. The Revolving Loan Agreement provides for borrowings at variable rates of interest, based on either Core States Bank N.A. prime rate or LIBOR and expires June 28, 1999. Interest is payable monthly. The Subsidiaries are guarantors of this indebtedness to which inventory and receivables are pledged.

         Effective June 28, 1996, the Company used proceeds of $24.3 million from the Revolving Loan Agreement to repay all indebtedness outstanding under the Revolving Credit Agreement entered into on May 23, 1994. The ability to borrow under the Revolving Loan Agreement depends

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


on the amount of eligible collateral which depends on certain advance rates applied to the value of accounts receivables and inventory. At March 7, 1997 the Company had unused available borrowing capacity of $13.7 million under the terms of the Revolving Loan Agreement. At December 31, 1996 the Company had total borrowing capacity of $43.8 million, of which $8.2 million was used to secure letters of credit and $0.9 million was used to secure trade finance borrowings. Additionally, $28.2 million had been borrowed to fund operations resulting in unused available borrowing capacity of $9.9 million.

         As discussed in Notes 8 and 9 to the Consolidated Financial Statements, the Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends and restrict certain corporate activities.

         The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices, and that its cash balances and the borrowing availability under the Revolving Credit Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditure and working capital requirements and its known obligations. Although there are no assurances, the Company's management believes that operational issues related to TAG will be resolved resulting in the Company maintaining adequate liquidity.

Other Matters

         The Company is significantly leveraged (debt represented 95% of total capitalization at December 31, 1996). Through its floating rate debt, the Company will be subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company places significant reliance on a relatively few number of customers with two customers accounting for 14% of 1996 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

         Inflation historically has not materially affected the Company's business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures. The Company believes that generally it has been able to increase its selling prices to offset increases in costs due to inflation.

         Morgan has been named as a potentially responsible party under various environmental laws (See Note 15 of Notes to Consolidated Financial Statements), with respect to two different sites, and has been requested to provide information to the Environmental Protection Agency with respect to those sites. Under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Pennsylvania Hazardous Sites Clean-Up Act, past and present site owners and operators, transporters and waste generators are all potentially jointly and severally responsible for clean up costs. However, typically, the generator portion of the costs are allocated between generators, with each generator bearing costs proportionate to the volume and nature of the wastes it disposed of at the site. Although the extent of Morgan's liability, if any, is not known at this time, management currently believes that Morgan's allocated share of the ultimate costs related to any necessary investigation and remedial work at these sites will not have a material adverse effect on

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


the Company. Certain of the Company's operations utilize paints and solvents in their businesses. Also, raw materials used by EFP contain pentane, which is a volatile organic compound subject to regulation under the Clean Air Act. Although the Company believes that it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary as compliance standards and technology change. In addition, as discussed in Note 15, the Company is aware of certain environmental matters pertaining to NSSC.

         Although all of the Subsidiaries have reviewed the benefits of the adoption of ISO 9000, an internationally recognized certification regarding production practices and techniques employed in manufacturing processes, only Magnetic Instruments has obtained certification. Its implementation of this standard is in recognition of the international nature of a number of its customers as well as being reflective of the high precision nature of its services. EFP has plans to implement the standard within the next two years. The Company believes that, except for Magnetic Instruments and EFP, none of the customers of the Company have requested or expect the adoption by the Company of ISO 9000.

         The Subsidiaries have historically made payments to a partnership and a corporation controlled by Mr. Poindexter in the form of allocated overhead expenses, consulting services and management fees. Upon consummation of the Note Offering, the Company pays fees to that corporation for, among other things, services provided by Messrs. Poindexter and Magee. The Company charges the Subsidiaries for their use of funds and for stewardship services provided to them by the Company.


Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements:                                       Page

Report of Independent Auditors (Ernst & Young LLP) ................   31
Report of Independent Public Accountants (Arthur Andersen LLP) ....   32
Consolidated Balance Sheets as of December 31, 1996 and 1995 ......   33
Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994 .............................   34
Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994 .............................   35
Consolidated Statements of Stockholder's Equity for the years ended
     December 31, 1996, 1995 and 1994 .............................   36
Notes to Consolidated Financial Statements ........................   37

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheet of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, cash flows and stockholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP

Houston, Texas
February 21, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To J.B. Poindexter & Co., Inc.:

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. (a Delaware Corporation) and subsidiaries, as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, the Company incurred a significant loss in 1995 attributable to losses by one of its subsidiaries. As a result, JBPCO violated certain financial covenants of its revolving credit agreement. The lenders have agreed to waive the covenant violations and amended financial covenants have been established through expiration of the facility in May 1997. The steps taken by Company management to address certain operational issues of the subsidiary are also discussed in Note 8.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
March 29, 1996

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                            December 31,
                                                                          1996        1995
                                                                      ---------   ---------
Current assets
     Restricted cash ..............................................   $   2,607   $   1,714
     Accounts receivable, net of allowance for doubtful accounts of
              $1,863 and $2,626 respectively ......................      31,258      33,848
     Inventories, net .............................................      48,612      51,937
     Deferred income taxes ........................................       2,588       3,417
     Prepaid expenses and other ...................................       2,139       2,299
                                                                      ---------   ---------
              Total current assets ................................      87,204      93,215
Property, plant and equipment, net ................................      51,097      52,746
Goodwill, net .....................................................      21,773      22,860
Deferred income taxes .............................................       5,174       2,470
Other assets ......................................................       8,233       9,503
                                                                      ---------   ---------
              Total assets ........................................   $ 173,481   $ 180,794
                                                                      =========   =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Short-term debt ..............................................   $     917   $   4,184
     Current portion of long-term debt ............................       1,885       2,337
     Borrowings under revolving credit facility ...................      28,238      24,288
     Accounts payable .............................................      14,624      13,826
     Accrued compensation and benefits ............................       7,427       6,726
     Accrued income taxes .........................................         372         363
     Accrued warranty liabilities .................................       2,799       2,660
     Other accrued liabilities ....................................       8,576       9,400
                                                                      ---------   ---------
              Total current liabilities ...........................      64,838      63,784
                                                                      ---------   ---------
Noncurrent liabilities
     Long-term debt, less current portion .........................     102,767     104,543
     Employee benefit obligations and other .......................       2,846       3,016
                                                                      ---------   ---------
              Total noncurrent liabilities ........................     105,613     107,559
                                                                      ---------   ---------
Commitments and contingencies
Stockholder's equity
     Common stock and paid-in capital .............................      16,486      16,486
     Cumulative translation adjustment ............................          39          46
     Accumulated deficit ..........................................     (13,495)     (7,081)
                                                                      ---------   ---------
              Total stockholder's equity ..........................       3,030       9,451
                                                                      ---------   ---------
              Total liabilities and stockholder's equity ..........   $ 173,481   $ 180,794
                                                                      =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      -33-

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                                  Year Ended December 31,
                                                              1996         1995         1994
                                                          ---------    ---------    ---------
Net sales .............................................   $ 432,387    $ 450,716    $ 386,645
Cost of sales .........................................     337,957      365,313      301,338
                                                          ---------    ---------    ---------
Gross profit ..........................................      94,430       85,403       85,307
Selling, general and administrative expense ...........      84,062       81,971       64,915
Plant closure expenses ................................       1,375         --           --
Other  (income) expense, net ..........................         (76)      (1,211)         384
                                                          ---------    ---------    ---------
Operating income ......................................       9,069        4,643       20,008
Interest expense ......................................      16,214       15,901       11,481
                                                          ---------    ---------    ---------
Income (loss) before income taxes, minority
    interests and extraordinary loss ..................      (7,145)     (11,258)       8,527
Income tax provision (benefit) ........................        (991)      (2,722)       3,027
                                                          ---------    ---------    ---------
Income (loss) before minority interests
    and extraordinary loss ............................      (6,154)      (8,536)       5,500
Minority interests ....................................        --           --             37
Extraordinary loss on early extinguishment of
    debt, net of income tax benefit of $135 in 1996 and
    $935 in 1994 ......................................         260         --          2,066
                                                          ---------    ---------    ---------
Net income (loss) .....................................   $  (6,414)   $  (8,536)   $   3,397
                                                          =========    =========    =========

Earnings (loss) per share:
    Income (loss) before extraordinary loss ...........   $  (2,012)   $  (2,790)   $   2,418
    Extraordinary loss ................................         (85)        --           (915)
                                                          ---------    ---------    ---------
    Net income (loss) .................................   $  (2,097)   $  (2,790)   $   1,503
                                                          =========    =========    =========

Weighted average shares outstanding ...................       3,059        3,059        2,259
                                                          =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Year Ended December 31,
                                                                            1996        1995        1994
                                                                         --------    --------    --------
Net income (loss) ....................................................   $ (6,414)   $ (8,536)   $  3,397
Adjustments to reconcile net income (loss) to net
         cash provided by (used in) operating activities:
     Minority interests ..............................................       --          --            37
     Depreciation and amortization ...................................     11,862      11,155       8,617
     Extraordinary loss on early extinguishment of debt,
         net of tax ..................................................        260        --         2,066
     Gain (loss)  on sale of equipment ...............................         19      (1,144)        (12)
     Deferred federal income tax provision (benefit) .................     (1,875)     (3,875)       (850)
     Other ...........................................................        453          96        (146)
Increase (decrease) in operating cash flows resulting from changes in:
     Accounts receivable .............................................      2,590         923      (5,904)
     Inventories .....................................................      3,325       5,126     (11,512)
     Prepaid expenses and other ......................................        160          71       1,309
     Accounts payable ................................................        798     (13,430)     (1,222)
     Accrued income taxes ............................................          9         224       2,748
     Other accrued liabilities .......................................       (500)      1,229        (274)
                                                                         --------    --------    --------
         Net cash provided by (used in) operating activities .........     10,687      (8,161)     (1,746)
                                                                         --------    --------    --------
Cash flows used in investing activities:
     Purchase of businesses, net of cash acquired ....................       --       (10,277)     (3,739)
     Purchase of minority interests ..................................       --          --        (2,360)
     Proceeds from disposition of equipment ..........................        416       2,988         131
     Proceeds from sale of short-term investments ....................       --           180       1,160
     Acquisition of property, plant and equipment ....................     (8,091)    (11,870)     (9,218)
     Other ...........................................................        178         (34)       (428)
                                                                         --------    --------    --------
         Net cash used in investing activities .......................     (7,497)    (19,013)    (14,454)
                                                                         --------    --------    --------
Cash flows provided by financing activities:
     Net proceeds (payments) of revolving lines of credit ............        683      21,615     (25,476)
     Proceeds of long-term debt and capital leases ...................       --          --        95,316
     Payment penalties on extinguishment of debt .....................       --          --        (1,827)
     Payments of long-term debt and capital leases ...................     (2,228)     (1,848)    (37,828)
     Dividends to majority stockholder ...............................       --          --        (6,574)
     Distributions to minority stockholder ...........................       --          --          (165)
     Debt issuance costs .............................................       (752)       --          --
                                                                         --------    --------    --------
         Net cash provided (used in) financing activities ............     (2,297)     19,767      23,446
                                                                         --------    --------    --------
              Increase (decrease) in restricted cash and
                  cash equivilents ...................................        893      (7,407)      7,246
Restricted cash and cash equivalents, beginning of period ............      1,714       9,121       1,875
                                                                         --------    --------    --------
Restricted cash and cash equivalents, end of period ..................   $  2,607    $  1,714    $  9,121
                                                                         ========    ========    ========
Supplemental information:
     Cash paid for income taxes ......................................   $  1,010    $    937    $    896
                                                                         ========    ========    ========
     Cash paid for interest cost .....................................   $ 16,211    $ 14,873    $  9,522
                                                                         ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                      -35-

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                     FOR THE YEARS ENDED DECEMBER 31, 1994,
                      1995 and 1996 (Dollars in thousands,
                              except share amounts)


                                                   Shares of     Common      Retained     Currency
                                                    Common     Stock and     Earnings    Translation
                                                    Stock  Paid-in Capital   (Deficit)   Adjustment        Total
                                                   -------   ----------    ----------    ----------    ----------
December 31 , 1993 ..........................        1,000   $   10,616    $    4,613    $     --      $   15,229
         Stock issued to acquire subsidiaries        2,059         --            --            --
         Contribution of note due shareholder         --          4,685          --            --           4,685
         Redemption of minority interest ....         --           (249)         --            --            (249)
         Dividends ..........................         --           --          (6,574)         --          (6,574)
         Capital contributions ..............         --          1,434          --            --           1,434
         Pension liability adjustment .......         --           --            (110)         --            (110)
         Net income .........................         --           --           3,397          --           3,397
                                                   -------   ----------    ----------    ----------    ----------
December 31, 1994 ...........................        3,059       16,486         1,326          --          17,812
         Net loss ...........................         --           --          (8,536)         --          (8,536)
         Pension liability adjustment .......         --           --             129          --             129
         Translation adjustment .............         --           --            --              46            46
                                                   -------   ----------    ----------    ----------    ----------
December 31, 1995 ...........................        3,059       16,486        (7,081)           46         9,451
         Net loss ...........................         --           --          (6,414)         --          (6,414)
         Translation adjustment .............         --           --            --              (7)           (7)
                                                   -------   ----------    ----------    ----------    ----------
December 31, 1996 ...........................        3,059   $   16,486    $  (13,495)   $       39    $    3,030
                                                   =======   ==========    ==========    ==========    ==========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization & Business:

     J.B.   Poindexter  &  Co.,  Inc.   ("JBPCO")  and  its  subsidiaries   (the
"Subsidiaries", and together with JBPCO, the "Company") operate primarily manufacturing and wholesale distribution businesses.

    JBPCO and the Subsidiaries are controlled by John B. Poindexter, with Morgan Trailer Manufacturing Co., being JBPCO's only subsidiary prior to the Note Offering (See Note 9). In order to enhance the financial and operating flexibility of the companies, prior to the Note Offering discussed in Note 9, JBPCO acquired ownership of the other Subsidiaries in exchange for additional stock of JBPCO. The historical consolidated financial statements presented herein reflect the acquisition of the Subsidiaries as an exchange of interests in companies under common control in a manner similar to a pooling of interests, except that each Subsidiary is included only from the date of Mr. Poindexter's purchase of his interest therein. The purchase of minority interests in the Subsidiaries that was funded by a portion of the offering proceeds was recorded on May 23, 1994. Such minority interests were reflected in the historical consolidated financial statements based on the minority interest owners' proportionate ownership of the respective Subsidiaries for the applicable period prior to May 23, 1994.


    Morgan Trailer Manufacturing Co. ("Morgan") Acquired January 12, 1990, Morgan manufactures truck bodies for dry freight and refrigerated vans (excluding those made for pickup trucks and tractor trailer trucks). Its customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles. Morgan merged into National Steel Service Center
(NSSC) in December 1993, and the surviving entity assumed the Morgan name and business. NSSC, acquired in 1986, ceased operations and completed the sale its principal operating assets 1993.

    Truck Accessories Group, Inc., ("TAG") (formerly Leer, Inc.). Acquired on August 14, 1987, TAG is a manufacturer and distributor of pickup truck "caps" and tonneau covers which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. In addition, TAG distributes other accessories for light trucks, minivans and sports utility vehicles.

    Gem-Top Manufacturing, Inc. ("Gem-Top") was acquired by TAG on August 31, 1993. Gem-Top is in the same line of business as TAG and the acquisition resulted in expanded product lines and distribution area for TAG. Radco Industries, Inc., ("Radco") was acquired on December 28, 1994. Radco is in the same line of business as TAG. 20th Century Fiberglass and Century Distributing were acquired June 29, 1995. Raider Industries Ltd., a Saskatchewan, Canada corporation was formed during 1995 to acquire a cap manufacturing business in Canada on June 30, 1995.

    During 1995, the TAG operations were organized into two separate and distinct operating divisions: TAG Manufacturing Division, manufactures caps and tonneau covers and certain other accessories; TAG Distribution Division, operates as a retail and wholesale distributor of products manufactured by TAG divisions and other suppliers.

    As discussed in Note 8, in 1996 TAG Manufacturing Division closed two manufacturing facilities and TAG Distribution closed certain unprofitable retail locations, resulting in a charge of $1,375,000. The charge for plant closures included a write down of assets of $453,000 and an accrual of approximately

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$922,000 for remaining lease obligations, severance and various other closure costs. Approximately $340,000 of the accrued expenses were paid in 1996 and the remainder will be paid in 1997.

    Lowy  Group,  Inc.  ("Lowy  Group")  Acquired  August 30,  1991,  Lowy Group
operates  in  the  floor  covering   business  through  three  divisions.   Lowy
Distribution is a wholesale floor covering distributor that serves all or a portion of twelve Midwestern states through six company-owned facilities. Blue Ridge Carpet Mills designs, manufactures and markets mid- to high-end commercial carpeting for sale throughout the United States and abroad. Courier Division uses state of the art equipment to dye and print patterns on commercial and residential carpeting that is manufactured by Blue Ridge and other unrelated companies.

    EFP Corporation ("EFP") Acquired on August 2, 1985, EFP molds and markets expandable foam products which are used as casting patterns, packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, appliance and other industries. It also manufactures products used as thermal insulators. On August 31, 1992, EFP acquired Astro Pattern Corporation's ("Astro") assets. Astro's assets are used to produce machine tooling and wood patterns primarily for the foundry industry.

    On September 8, 1995, EFP sold certain assets related to its line of beverage cooler products and recognized a net gain of $1,040,000.

     Magnetic Instruments Corp. ("Magnetic Instruments") Acquired on June 19, 1992, Magnetic Instruments is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration industry.


2. Summary of Significant Accounting Policies:

     Principles  of  Consolidation.   The  historical   consolidated   financial
statements are presented on the basis described in Note 1.

    The consolidated  financial statements have been prepared in accordance with
generally  accepted  accounting   principles.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

    Restricted Cash. At December 31, 1996 and 1995, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 8).

    Cash and Cash Equivalents. For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts. During the years ended December 31, 1996, 1995 and 1994, the Company charged to expense and other accounts, $723,000, $2,079,000, and $349,000, respectively, as a provision for doubtful accounts and deducted from the allowance $1,486,000, $714,000, and $360,000, respectively, for write-offs of bad debts.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain operating companies and by the first-in, first-out (FIFO) method by other operating companies. During the year ended December 31, 1995, Morgan and a division of TAG changed from LIFO to FIFO which did not have a material effect on the accompanying consolidated financial statements.

    Property, Plant & Equipment. Property, plant and equipment, including property under capital leases, are stated at cost. The cost of property under capital leases represents the present value of the future minimum lease payments at the inception of the lease. Depreciation and amortization is computed by using the straight-line method over the estimated useful lives of the applicable assets for financial reporting purposes and accelerated methods for income tax purposes. The cost of maintenance and repairs is charged to operating expense as incurred and the cost of major replacements and significant improvements is capitalized.

    Warranty. Certain Subsidiaries (Morgan, TAG and Lowy Group) provide product warranties for periods up to ten years, except for TAG in which case the warranty period, exclusive to the original truck owner, is in general but with exclusions one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and the estimated warranty liability is adjusted based on current performance. Actual warranty costs could differ from estimates made.

    Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. Deferred income tax expenses or credits are based on the changes in the deferred tax asset or liability from period to period.

    Net Sales Recognition. Net sales are recognized upon shipment of the product to customers, except for Morgan where revenue is recognized and the customer is billed upon final body assembly and quality inspection. Adjustments to arrive at net sales are estimated allowances for discounts and returns.

    Earnings per Share. Earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the period. No common stock equivalents exist.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Foreign Currency Translation. The functional currency of a subsidiary of one of the Company's Subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. Dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate for the period. The gains or losses resulting from such translation are included as a separate component of stockholder's equity.


3.  Acquisitions:


    During June 1995, the Company's TAG subsidiary acquired substantially all of the assets of five companies: 20th Century Fiberglass, Inc., Century Distributing, Inc., Brown Industries Ltd., Pro-More Industries Ltd., and Lo Rider Industries Inc. The aggregate purchase price approximated $10.3 million in cash and TAG assumed liabilities of approximately $8.5 million of which $1.6 million was repaid in full at closing. The results of all businesses acquired during the year ended December 31, 1995, have been included in the consolidated financial statements from the dates of acquisition.

    The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during the year ended December 31, 1995 had been acquired on January 1, 1994, are as follows (Dollars in thousands, except per share amounts):

                                                              1995       1994
                                                          (Unaudited)(Unaudited)

Net sales ..............................................   $ 474,415    $432,970
Operating income .......................................       5,647      22,545
Income (loss) before extraordinary loss ................      (8,261)      6,213
Net income (loss) ......................................      (8,261)      4,147
Income (loss) per common and common equivalent share
     before extraordinary loss .........................      (2,651)      2,750

Net income (loss) ......................................   $  (2,651)      1,835

    These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on January 1, 1995, nor should they be viewed as indicative of future results of operations.

    Additionally on December 27, 1994, TAG acquired the outstanding stock of Radco Industries, Inc. ("Radco"), a manufacturer and retail distributor of aluminum and fiberglass truck cap and accessory products. The purchase price approximated $3.3 million in cash.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Inventories:
   Consolidated net inventories consist of the following (Dollars in thousands):
                                                               December 31,
                                                         1996              1995
                                                         ----              ----
FIFO Basis Inventory:
        Raw Materials ......................           $13,231           $19,267
        Work in Process ....................            12,052             8,904
        Finished Goods .....................            12,436            13,588
                                                        ------            ------
                                                        37,719            40,949
                                                        ------            ------
LIFO Basis Inventory:
        Raw Materials ......................             2,041             2,245
        Work in Process ....................             1,595             1,529
        Finished Goods .....................             7,257             7,214
                                                         -----             -----
                                                        10,893            10,988
                                                        ------            ------
Total Inventory ............................           $48,612           $51,937
                                                       =======           =======

        If the FIFO method had been used for all inventory, inventory would have approximated inventory valued on a LIFO basis at December 31, 1996 and would have been $352,000 greater than reported at December 31, 1995.

        Inventories are stated net of an allowance for excess and obsolete inventory of $1,754,000 and $1,028,000 at December 31, 1996 and 1995,
respectively. During the years ended December 31, 1996, 1995 and 1994, the Company charged to expense and other accounts $2,453,000, $1,795,000 and $313,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $1,727,000, $1,341,000 and $122,000, respectively for write-offs of excess and obsolete inventory.


5.  Property, Plant and Equipment:

        Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following (Dollars in thousands):

                                     Range of Useful Lives    1996        1995
                                     --------------------- --------    --------
Land ......................................    --          $  4,122    $  4,163
Buildings and improvements ................   5-32           21,012      20,626
Machinery and equipment ...................   3-10           50,332      47,546
Furniture and fixtures ....................   2-10            7,385       6,550
Transportation equipment ..................   2-10            4,129       3,884
Leasehold improvements ....................   3-10            5,449       5,215
Construction in progress ..................    --             3,647       1,470
                                                           --------    --------
                                                             96,076      89,454
Accumulated depreciation and amortization .                 (44,979)    (36,708)
                                                           --------    --------
Property, plant and equipment, net ........                $ 51,097    $ 52,746
                                                           ========    ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Depreciation expense was $9,191,000, $8,364,000 and $6,867,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


6.  Other Assets and Goodwill:

        Other assets and goodwill as of December 31, 1996 and 1995, consist of the following (Dollars in thousands):

                                                            1996                       1995
                                                -------------------------  ------------------------
                               Amortization      Accumulated     Net Book   Accumulated    Net Book
                                   Period       Amortization       Value   Amortization      Value
                                -----------     ------------   ----------   ----------   ----------
Other Assets:
  Cash surrender value of
    life insurance ...............    --          $      --    $    2,077   $      --    $    2,002
  Agreements not-to-compete ......   3-6               3,467        1,581        2,466        2,582
  Debt issuance costs and other ..   3-10              1,426        4,575        1,349        4,919
                                                  ----------   ----------   ----------   ----------
Total ............................                $    4,893   $    8,233   $    3,815   $    9,503
                                                  ==========   ==========   ==========   ==========

Goodwill .........................   25-40        $    6,727   $   21,773   $    5,640   $   22,860
                                                  ==========   ==========   ==========   ==========


       Goodwill is being amortized on a straight-line basis over forty years for Morgan and twenty-five years for TAG. The carrying value of the intangible asset is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates that this intangible asset will not be recoverable, as determined based upon the undiscounted cash flows over the remaining amortization periods, the carrying value is reduced by the estimated shortfall of cash flows.


7.     Short-term debt:

     Short-term debt as of December 31, 1996 and 1995, consists of the following (Dollars in thousands):
                                                            1996           1995
                                                          -------        -------
   Morgan:
        Bankers' acceptances generally 180 day terms
        with interest rates ranging from 4.9% to 7.7%....   $ 917        $ 4,184
                                                          =======        =======

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.      Revolving Credit Agreement:

        Amounts outstanding under the Revolving Credit Agreement as of December 31, 1996 and 1995 were (in thousands):
                                                             1996          1995
                                                           -------       -------
$50,000,000 revolving loan due June 1999 ...........       $28,238       $  --
$50,000,000 revolving loan due May 1997 ............          --          24,288
                                                           -------       -------
                Total ..............................       $28,238       $24,288
                                                           =======       =======

        On May 23, 1994, concurrently with the consummation of the public debt offering discussed in Note 9, the Company entered into a senior secured revolving credit agreement (Revolving Credit Agreement) providing for borrowings by its Subsidiaries of up to $50.0 million. The Revolving Credit Agreement provided for borrowings at variable rates of interest, based on either LIBOR (London Interbank Offered Rate) or U.S. prime rate.

        The Revolving Credit Agreement contained numerous restrictive covenants which, among other things, restricted the ability of the Company to dispose of assets and incur debt and restrict certain corporate activities. In addition, the Company was required to maintain specified financial covenants including a minimum net worth and debt coverage ratio. At December 31, 1995, the Company was not in compliance with the minimum net worth requirements or, the debt coverage ratio as specified by the Revolving Credit Agreement and certain Subsidiaries exceeded their borrowing base.

        The covenant violations as of December 31, 1995 primarily resulted from the Company incurring a net loss of $8,536,000 in 1995, which included significant losses at TAG, primarily as a result of manufacturing problems associated with new product development, design changes and the paint finishing processes. These problems contributed to higher than normal product returns and production delays. Management of JBPCO and Truck Accessories Group, Inc., began taking steps during 1995 to address these problems including, among others, redesigning certain products and implementing additional quality control procedures. In addition, during 1996, TAG Manufacturing Division closed two manufacturing facilities and TAG Distribution closed certain unprofitable retail locations resulting in a charge of $1,375,000. (See Note 1).

          Subsequent to December 31, 1995, upon determination of the available borrowing base, the Company took action to conform the borrowings of the subsidiaries to within the limits of the then available borrowing base. In addition, the lenders agreed to waive the covenant violations and to amend the financial covenants of the Revolving Credit Agreement through its May 1997 expiration, subject to the completion of certain documentation requirements. The Revolving Credit Agreement was further amended whereby the lenders were to be provided with a security interest in certain of the Company's property, plant and equipment in return for which the Company and its subsidiaries would be allowed to borrow an additional $5,500,000 under the terms of the credit facility, subject to certain limitations, including the $50,000,000 limit on total borrowings. At that time, the ability of the Company to maintain adequate liquidity, comply with the credit agreements and achieve successful future operations depended primarily on the Truck Accessories Group, Inc.'s ability to remedy the manufacturing problems discussed above and significantly improve its operating

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


results during 1996, as well as the other Subsidiaries continuing to maintain levels of operating results such that liquidity requirements and financial covenants would be met on a consolidated basis.

        On June 28, 1996, the Company entered into a new senior secured revolving loan agreement (Revolving Loan Agreement) providing for borrowing by its Subsidiaries of up to $50.0 million. The Company used proceeds of
$24,321,000  from  the  Revolving  Loan  Agreement  to  repay  all  indebtedness outstanding under the Revolving Credit Agreement. The arrangement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $50,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates vary by subsidiary and range between 75 percent and 85 percent for receivables and between 40 percent and 60 percent for inventory. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 5.4 percent at December 31, 1996) or U.S. prime rate (8.25 percent at December 31, 1996), and expires June 28, 1999. Interest is payable monthly including a fee of one half percent on the amount of unused borrowings. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 1996, the Company had total borrowings of $28,238,000, bank acceptances of $917,000 and letters of credit and foreign exchange accommodations of $5,878,140 outstanding pursuant to the Revolving Loan Agreement. At December 31, 1996, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $9,938,000.

        The Company wrote off certain capitalized financing costs and recorded an extraordinary loss of $260,000, net of tax benefits, as a result of refinancing the revolver debt.

        The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Accordingly, balances outstanding under the Revolving Loan Agreement are classified as a current liability. The Revolving Loan Agreement also contains restrictive covenants which among other things restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1996, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Long-term debt and Note Offering:

        Long-term debt as of December 31, 1996 and 1995 consists of the following (Dollars in the table in thousands):

                                                                                     1996       1995
                                                                                   --------   --------
JBPCO:
        12 1/2% Senior Notes due 2004 ..........................................   $100,000   $100,000
                                                                                   --------   --------

TAG:
        Note payable, due June 15, 2000, monthly principal payments of $26,666 plus interest at U.S. prime, (8.25% at
            December 31, 1996) .................................................      1,120      1,440
        Obligations under various non-compete agreements .......................      1,490      2,092
        Obligations under capital leases .......................................        589        958
                                                                                   --------   --------
                                                                                      3,199      4,490
                                                                                   --------   --------
Morgan:
        Capital lease obligation due in monthly installments of $17,704
           including interest at 8.2%, through May 10, 1998 ....................        284        464
        Other ..................................................................         28         54
                                                                                   --------   --------
                                                                                        312        518
                                                                                   --------   --------
Lowy Group:
        Life  insurance  policy  loans,  secured  by the  cash  surrender  value accumulated on each policy,  balances are payable at the  termination of the policy. Interest rates range from 5%
           to 8.6% .............................................................        184        184
        Term note payable to a vendor ..........................................        --          91
        Other ..................................................................          3         15
                                                                                   --------   --------
                                                                                        187        290
                                                                                   --------   --------

EFP:
        Various equipment notes, due in monthly or annual installments, interest from 8.12% to 10%, with maturities from May 1997 to
           September 1997, each collateralized by specific assets ..............        678        885
        Other ..................................................................         83        137
                                                                                   --------   --------
                                                                                        761      1,022
                                                                                   --------   --------
Magnetic Instruments:
        Covenant not-to-compete with previous  shareholders  originating on June
           19, 1992 in the amount of $2,000,000 payable over 6 years
           in equal monthly installments .......................................        193        560
                                                                                   --------   --------
                                                                                        193        560
                                                                                   --------   --------

        Total long-term debt ...................................................    104,652    106,880
        Less current portion ...................................................      1,885      2,337
                                                                                   --------   --------
        Long-term debt, less current portion ...................................   $102,767   $104,543
                                                                                   ========   ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        On May 23, 1994 the Company completed the Note Offering of $100 million, 12 1/2 % Senior Notes due in 2004 (the "Senior Notes") with interest payable semiannually. The net proceeds of the Note Offering, of approximately $95,000,000, were used to: (1) repay outstanding long-term debt of the Company of $76,581,000 including interest and prepayment penalties, which represented substantially all of the previous debt then outstanding, (2) purchase all minority interests in the Subsidiaries and JBPCO, for an aggregate price of $2,360,000, and (3) fund the payment of $5,429,000 of "S" corporation shareholder dividend promissory notes. The prepayment penalties together with the write-off of related deferred debt issuance costs, net of related tax benefits, resulted in an extraordinary loss of $2,066,000 during the year ended December 31, 1994.

        The Senior Notes Indenture contains restrictive covenants which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1996, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

        The Company's obligations under the Senior Notes are guaranteed by each directly wholly-owned Subsidiary of JBPCO (the "Subsidiary Guarantors"). Each
guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged substantially all of their assets. Separate financial statements of the Subsidiary Guarantors are not included because (a) all the Subsidiary Guarantors provide the Guarantees, and (b) the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis. Condensed financial information for the Subsidiary Guarantors and non-guarantor subsidiaries as a group is included in Note 17.

        The Company estimates the fair value of the 12 1/2% Senior Notes to be $107,000,000 based on their publicly traded value at December 31, 1996 compared to a recorded amount of $100,000,000 as of December 31, 1996.

     Maturities. Aggregate principal payments on long-term debt for the next five years subsequent to December 31, 1996, are as follows (In thousands):

1997 ..................................................                 $  1,885
1998 ..................................................                    1,233
1999 ..................................................                      975
2000 ..................................................                      375
2001 ..................................................                     --
Thereafter ............................................                  100,184
                                                                        --------
                                                                        $104,652
                                                                        ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Operating Leases:

         The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 1996 are as follows (Dollars in thousands):

1997 .................................................                   $ 7,022
1998 .................................................                     5,220
1999 .................................................                     3,851
2000 .................................................                     1,682
2001 .................................................                       942
                                                                         -------
                                                                         $18,717
                                                                         =======

     Total rental expense under all operating leases was $7,694,000,  $7,617,000
and  $5,640,000  for  the  years  ended  December  31,  1996,   1995  and  1994,
respectively.

11. Income Taxes:

         The income tax provision (benefit) consists of the following for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands):

                                               1996          1995          1994
                                            -------       -------       -------
Current:
 Federal .............................      $  --         $  --         $ 1,114
 State ...............................          884         1,172           849
Deferred:
 Federal .............................       (1,945)       (3,666)        1,092
 State ...............................           70          (146)          (28)
 Foreign .............................         --             (82)         --
                                            -------       -------       -------
Income tax provision (benefit) .......      $  (991)      $(2,722)      $ 3,027
                                            =======       =======       =======

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands):

                                                 1996               1995               1994
                                            ---------------    ---------------    ---------------
                                             Amount      %      Amount      %      Amount      %
                                            -------    ----    -------    ----    -------    ----
Tax provision (benefit) at statutory
   Federal income tax rate ..............   $(2,430)    34%    $(3,828)    34%    $ 2,899     34%
Goodwill amortization ...................       335     (5)        268     (2)        215      3
Tax effect of "S" corporations ..........       --                 --                (459)    (5)
State income taxes, net of Federal income
 tax benefit ............................       517     (7)        980     (9)        642      7
Losses (profit) from foreign corporations       368     (5)       --       --         --      --
Other ...................................       219     (3)       (142)     1        (270)    (3)
                                            -------    ----    -------    ----    -------    ----
Provision (benefit) for income taxes
  and effective tax rates ...............   $  (991)    14%    $(2,722)    24%    $ 3,027     36%
                                            =======    ====    =======    ====    =======    ====

         Deferred taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 1996 and 1995 are comprised of the following (Dollars in thousands):

                                                           1996           1995
                                                        --------        -------
Current deferred tax (assets):
Allowance for doubtful accounts .................       $   (764)       $(1,171)
Employee benefit accruals and reserves ..........           (997)        (1,198)
Warranty liabilities ............................           (118)          (946)
Plant closure costs .............................           (328)          --
Other ...........................................           (381)          (102)
                                                        --------        -------
   Total current deferred tax (assets) ..........         (2,588)        (3,417)

Long term deferred tax (assets):
Tax benefit carryforwards .......................        (10,343)        (8,143)
Warranty liabilities ............................           (932)          (192)
Other ...........................................           --           (1,029)
Valuation allowance .............................          1,035          1,035
                                                        --------        -------
   Total long term deferred tax (asset) .........        (10,240)        (8,329)

Long term deferred tax liabilities:
Depreciation and amortization ...................          4,603          5,159
Other ...........................................            463            700
                                                        --------        -------
   Net long term deferred tax (asset) ...........         (5,174)        (2,470)
                                                        --------        -------
           Net deferred tax assets ..............       $ (7,762)       $(5,887)
                                                        ========        =======

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Tax Carryforwards. The Company has investment tax credit carryforwards of approximately $852,000 for U.S. federal income tax purposes which will expire between 1997 and 2001 if not previously utilized. The company has recorded a valuation allowance of $327,000 against the investment tax credit carryforward as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has alternative minimum tax credit carryforwards of approximately $583,000 for U.S. federal income tax purposes which may be carried forward indefinitely. The utilization of the alternative minimum tax credit carryforward is restricted to the taxable income of one Subsidiary. In addition, the Company has net operating loss carryforwards of approximately $26.2 million for U.S. federal income tax purposes at December 31, 1996, which if not utilized, will expire at various dates through 2011. The Company has recorded a valuation allowance of $708,000 against the net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable.

         The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $9.3 million ($10.3 million net of a valuation allowance of $1.0 million) of benefits attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.


         Unaudited Pro Forma Operating Data Adjusted for Nontaxable Subsidiaries. Two Subsidiaries (Lowy Group and Magnetic Instruments) were "S" corporations which paid no corporate income tax during the period prior to acquisition by JBPCO. The unaudited pro forma net income for the year ended December 31, 1994 was $2,897,000 assuming Lowy Group and Magnetic Instruments had been tax paying "C" corporations at 34% for the entire periods and as a result reflect an increased 1994 effective tax rate from 36% to 41%. Lowy Group and Magnetic Instruments became tax paying corporations as part of the consolidated tax return of JBPCO upon JBPCO's acquisition of the Subsidiaries (See Note 1).

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Segment Data:

         The Company operates in three industry segments: Automotive, Floor Covering and Plastics and Other. The Automotive segment includes Morgan and TAG, the Floor Covering segment includes Lowy Group and the Plastics and Other segment includes EFP and Magnetic Instruments. The Company operates principally in only one geographic segment (the United States). The following is a summary of the industry segment data for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands):

                                               Operating     Identifiable   Depreciation/     Capital
                                Net Sales        Income          Assets     Amortization    Expenditures
                               ----------     ----------      ----------     ----------     ----------
1996:
 Automotive* .............     $  304,119     $      138      $  115,594     $    7,207     $    6,093
 Floor Covering ..........         71,343          3,927          23,815            617            304
 Plastics and Other ......         56,925          7,539          25,074          3,363          1,650
  JBPCO ..................           --           (2,535)          8,998            832             32
                               ----------     ----------      ----------     ----------     ----------
    Consolidated .........     $  432,387     $    9,069      $  173,481     $   12,019     $    8,079
                               ==========     ==========      ==========     ==========     ==========

1995:
 Automotive ..............     $  325,249     $   (2,227)     $  121,196     $    6,400     $    8,128
 Floor Covering ..........         74,955          4,944          24,018            678            875
 Plastics and Other ......         50,512          4,644          26,024          3,308          2,704
 JBPCO ...................           --           (2,718)          9,556            769            163
                               ----------     ----------      ----------     ----------     ----------
    Consolidated .........     $  450,716     $    4,643      $  180,794     $   11,155     $   11,870
                               ==========     ==========      ==========     ==========     ==========

1994:
 Automotive ..............     $  265,906     $   12,708      $  107,852     $    4,441     $    6,155
 Floor Covering ..........         77,427          5,890          26,182            711            388
 Plastics and Other ......         43,312          2,846          25,122          2,992          2,627
JBPCO ....................           --           (1,436)         14,008            473             48
                               ----------     ----------      ----------     ----------     ----------
    Consolidated .........     $  386,645     $   20,008      $  173,164     $    8,617     $    9,218
                               ==========     ==========      ==========     ==========     ==========

*  Includes  a  $1,375,000   charge  associated  with  the  closure  of  certain
manufacturing and retail facilities.

13.  Stockholder's Equity:

         As of December 31, 1996 and 1995, there were 100,000 shares authorized and 3,059 shares outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

         Since the date of Mr. Poindexter's initial investment in the Subsidiaries, he has acquired portions of the minority interest in a series of transactions. These step purchases were accounted for as additions to the total purchase price and allocated to the assets of the respective subsidiary. Minority interests in the Subsidiaries are reflected in the consolidated financial statements based on their proportionate ownership of the respective Subsidiaries for the applicable period. JBPCO purchased the remaining minority interests

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


in the Subsidiaries with a portion of the funds provided by the issuance of the Senior Notes (See Note 9).

         The Company recorded capital contributions for (1) amounts contributed to fund initial purchases of Subsidiaries, (2) amounts contributed to fund purchases of minority interest and (3) subsequent additional capital contributions. In addition, the 1994 capital contribution included income tax benefits of NSSC of approximately $1.4 million, which was used to offset consolidated taxable income.

14.  Employee Benefit Plans:

Defined Contribution Plans

         JBPCO 401(k) Plan. Effective January 1, 1996, substantially all employees of the Company are eligible to participate in the JBPCO-sponsored 401(k) savings plan. This plan allows participating employees to contribute through salary reductions up to 15 percent of gross pay and provides for Company matching contributions up to two percent of gross pay as well as an annual discretions contribution. Vesting in the Company matching contribution is 20 percent per year over the first five years. The Company incurred expenses of $1,426,000 during the year ended December 31, 1996, including administrative fees of approximately $74,000.

         The Subsidiaries (except Magnetic Instruments) had various defined contribution plans for their employees prior to January 1, 1996. Effective January 1, 1996 certain of these plans were merged into the JBPCO 401 (k) plan. Total employer contributions to defined contribution plans for all Subsidiaries were $40,000, $932,000 and $999,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Each Subsidiary's plan is summarized below.

         Morgan. Morgan had a profit participation program for certain members of management which provided for payments to participants in 1995. This plan was terminated in 1995. Morgan maintains a separate noncontributory profit sharing plan which provides for an annual contribution at the discretion of the board of directors. This plan and the JBPCO 401(k) plan are administered under a master trust agreement which became effective January 1, 1996. Contributions are based on the earnings of Morgan as defined under the plan agreement.

         TAG. TAG had a profit sharing plan that covers substantially all full-time employees which was merged into the JBPCO 401(k) plan effective January 1, 1996.

         Lowy Group. Certain warehouse employees participate in a collectively-bargained, multi-employer defined contribution pension plan to which the Lowy Group makes required payments. The basis for contributions and the amount contributed is set forth in the collectively-bargained contract. Lowy Group makes discretionary contributions to individual retirement accounts established by and for the benefit of certain non-union employees.

     EFP. Certain employees of EFP who are covered by a collective bargaining agreement, participate in a defined contribution retirement plan whereby EFP's contribution is based on the number of hours worked. Employees of EFP who were not covered by the collective bargaining agreement were eligible to

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


participate in the employer-sponsored 401(k) profit sharing plan, which was merged into the JBPCO 401(k) plan effective January 1,1996.

         Substantially all employees of EFP's Astro division are covered by a defined contribution plan. The Money Purchase Pension Plan requires EFP to contribute four and one half percent of each participant's compensation as defined in the plan agreement. Vesting is based on years of service. Effective January 1, 1996, the EFP Astro division's 401(k) profit sharing plan was merged into the Company's 401(k) plan. Also, effective January 1, 1996, the contribution percentage to the money purchase pension plan was reduced to two and one half percent.

  Defined Benefit Plans

         Morgan, Lowy Group, TAG and EFP have defined benefit plans as discussed below. The other Subsidiaries do not have defined benefit plans.

         Morgan. Morgan assumed future sponsorship of the NSSC pension plan and continues to make contributions to the plan in accordance with the funding requirements of the Internal Revenue Service. The No further benefits have accrued subsequent to February 12, 1992, plan assets consist primarily of investments in two bank funds and the plan is overfunded by $136,000.

         Lowy Group. Lowy Group has an unfunded executive defined benefit plan whereby deferred compensation contracts provide a fixed amount of retirement benefits to key corporate and sales employees. The accumulated benefit obligation related to this plan is approximately $1.7 million at December 31, 1996 and 1995. Lowy Group makes no contributions to the plan, and no assets are held in trust to secure benefits accumulating in the plan. Lowy Group does, however, maintain life insurance policies to fund the plan obligations and accumulate cash surrender values. The cash surrender value of life insurance policies of which Lowy Group was beneficiary totaled $1,560,000 and $1,588,000 at December 31, 1996 and 1995, respectively, and is included in other non-current assets in the accompanying consolidated balance sheet. Payments made to retired individuals in the plan were $136,000, $147,000 and $148,513 in 1996, 1995 and 1994, respectively. The benefits are based on the employee's age at retirement and the fixed monthly benefit amount specified in each individual deferred compensation contract. The actuarial present value of projected future benefits attributed to employee service to date represents the projected benefit obligation in the following table.

         EFP. EFP had a defined benefit plan covering substantially all full-time employees of one of its divisions. Benefits under the plan were based on years of service and a percentage of the employee's average monthly earnings. This plan was terminated effective April 15, 1996 and the assets distributed effective October 10, 1996. The Company realized a gain of approximately $200,000 upon termination of the plan. Participants of this plan are eligible to participate in the J.B. Poindexter & Co., Inc. 401(k) plan effective January 1, 1996.

         TAG. TAG had a defined benefit plan covering hourly employees of Gem Top working at least 1,000 hours per year. The normal retirement benefit is equal to $20 per month for each year of service. Normal retirement date is 65 years of age. The plan was frozen effective March 31, 1996, and at December

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


31, 1996 plan assets approximated projected benefit obligations.

         The components of net periodic pension cost for the defined benefit plans of the Company are as follows (Dollars in thousands):

                                                   1996        1995        1994
                                                 ------      ------      ------
Service costs benefits earned during the year   $    75     $   254     $   272
Interest costs on projected benefit obligation      342         575         552
Actual return on plan assets .................     (338)     (1,031)        240
Net amortization & deferral and other costs ..     (216)        544      (1,039)
                                                 ------      ------      ------
Net pension expense (income) .................  $  (137)    $   342     $    25
                                                 ======      ======      ======

         The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1996 and 1995, and the significant assumptions used in accounting for the defined benefit plans (Dollars in table in thousands):

                                                                            1996            1995
                                                                           ------          ------
Accumulated benefit obligations ..................................     $    5,137      $    8,447
                                                                       ==========      ==========
Projected benefit obligations for services
  rendered to date, including vested benefits
  of $3,367,000 and $6,624,000 ...................................     $    5,137      $    9,486
Plan assets at fair value ........................................          3,511           6,479
                                                                       ----------      ----------
Projected benefit obligation in excess of plan assets ............         (1,626)         (3,007)
Unrecognized net (gain) loss from past experience
  different from that assumed and effects
  of changes in assumptions ......................................            (27)          1,299
Prior service cost not yet recognized in net periodic pension cost           --               (27)
Unrecognized transition cost .....................................           --              (366)
                                                                       ----------      ----------
Accrued pension liabilities ......................................     $   (1,653)     $   (2,101)
                                                                       ==========      ==========
Cash surrender value of Lowy Group's life insurance policies .....     $    1,560      $    1,588
                                                                       ==========      ==========
Major assumptions at measurement dates:
 Discount rate ...................................................                     5.2% to 8.0%
 Expected long-term rate of return on plan assets ................                     7.5% to 9.0%


       In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an increase in equity of $129,000, to recognize a reduction in the minimum liability in 1995.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Commitments and Contingencies:

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        In February 1995, a lawsuit was filed against Magnetic, JBPCO and another entity unrelated to the Company, except through common ownership, by two companies under common ownership alleging violation of a confidentiality agreement entered into in 1994 when Magnetic and JBPCO were considering an acquisition of the two companies. The lawsuit was settled by all parties during 1996 and the action dismissed with prejudice.

        Concentration of Credit Risk. Concentration of credit risk exists in three Subsidiaries. Morgan has two customers (truck rental companies) accounting for approximately 40%, 50% and 50% of Morgan's net sales during 1996, 1995 and 1994, respectively and 14%, 21% and 20% of consolidated net sales, respectively. EFP has two customers in the electronics industry accounting for approximately 21% and 20% of EFP's net sales in 1996 and 1995, respectively and 2% and 1% of consolidated net sales, respectively. Magnetic Instruments has an industry concentration pertaining to international oil field service companies and four customers represent approximately 69%, 79% and 71% of Magnetic Instruments' net sales and 4%, 3% and 3% of consolidated net sales in 1996, 1995 and 1994.

        Letters of Credit and Other Commitments. Morgan had approximately $1,628,000 and $2,932,000 in letters of credit outstanding as of December 31, 1996 and 1995. The Company had $4,250,000 and $3,025,000 in standby letters of credit outstanding at December 31, 1996 and 1995, respectively, securing the Company's insurance programs.

        Environmental Matters. Morgan has been named as a potentially responsible party ("PRP") with respect to its alleged disposal of certain solvents at the Industrial Solvents and Chemical Co. state hazardous waste site in Newberry Township, Pennsylvania ("ISCC site") and at the Berks Associates Waste Recovery Superfund Site near Douglasville, Pennsylvania ("Berks site"). Under the Comprehensive Environmental Response Compensation and Liability Act of 1980 and the Pennsylvania Hazardous Sites Clean-Up Act, past and present site owners and operators, transporters and waste generators are all potentially jointly and severally responsible for clean up costs. However, typically, the generator portion of the costs are allocated between generators, with each generator bearing costs proportionate to the volume and nature of the wastes it disposed of at the site. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the agreements Morgan is party to and including the size of the waste sites, their years of operation, the large number of past users and potentially responsible parties of some of the sites, the alleged waste contribution by Morgan at some of these sites and the nature of the substances alleged to be present at the waste sites, the Company currently believes that Morgan's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.


     NSSC has been listed as a potentially responsible party at the Wichita Brass Co., Inc. National

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Self-Insured Risks. The Subsidiaries utilize a combination of insurance coverage and self-insurance programs for health care and workers compensation. The portion of certain risks not covered by insurance are summarized as follows:
Workers compensation individual deductibles range from $100,000 to $250,000 and health care individual deductibles range from $25,000 to $75,000 with certain Subsidiaries self-insuring up to $1,000,000 (aggregate stop-loss) under both workers compensation and health care coverage.

        The Company has reserves recorded to cover the self-insured portion of these risks based on known facts and historical trends and management believes that such reserves are adequate and the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

16. Related Party Transactions:

        Concurrently with the Note Offering on May 23, 1994, the Company entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations, $63,000 was paid in 1995 and none was paid in 1996 or 1994. The Company and Subsidiaries use certain facilities provided by Southwestern for meetings and conferences, the Company did not use the facilities during 1996, the Company paid Southwestern $23,000 during 1995 for the use of the facilities. The Company paid Southwestern approximately $600,000, $653,000 and $366,000 during 1996, 1995 and 1994, respectively. During 1995, the Company paid approximately $16,000 to a company owned by Mr. Poindexter for the use of a private plane to transport company employees to the facilities provided by Southwestern. A subsidiary of the Company, which is not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000 during 1996 for certain services.

     During the period prior to the Note Offering, certain Subsidiaries paid an affiliated limited partnership, of which Mr. Poindexter is a limited partner, a fee for managerial and support services. Certain Subsidiaries

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


also reimbursed the limited partnership for expenses incurred on their behalf, which totaled $580,000 in 1994. In addition, certain subsidiaries paid an affiliated company, owned by Mr. Poindexter, management and consulting fees which totaled approximately $1,121,000 during 1994. These agreements were terminated upon the consummation of the Note Offering.

        Mr. Poindexter, Mr. Magee of JBPCO and certain members of Morgan's management are partners in a partnership that leases certain real property in Georgia to Morgan. Morgan paid approximately $200,000 in rent to the partnership in 1996, 1995 and 1994 pursuant to such lease.

        The Company paid management fees of $192,000 during 1994 to a corporation controlled by a former officer of the Company. The Subsidiaries also paid approximately $20,000 to this corporation as expense reimbursements during 1994. In addition, Lowy Group has agreed to pay to the former officer $18,000 per year for 10 years after his July 1994 retirement as a consultant. Further, Morgan has agreed to pay the former officer $25,000 per year for 15 years after his July 1994 retirement as a consultant. Morgan provides health insurance for the consultant and his spouse.

        TAG leases certain real estate and purchases raw materials from an entity which is partially owned by a former minority interest shareholder of TAG. Total lease expense was $1,197,000 in 1994. Total related party purchases were $3,022,000 in 1994. TAG also had a consulting agreement with that founder providing for the payment of consulting fees on a per diem basis (with a maximum fee of approximately $100,000 per year). TAG paid approximately $100,000 pursuant to that agreement during each of 1995 and 1994. During 1994 TAG repaid $0.3 million to its founder under a demand note with proceeds of the Note Offering.

        TAG leases certain real estate in Canada from an entity controlled by an executive vice president of TAG. Total lease expense was $114,000 and $64,000 in 1996 and 1995, respectively.

        Mr. Magee, who prior to May 23, 1994, owned approximately 1%, 3% and 2% of the common stock of JBPCO, Magnetic Instruments and Lowy Group, respectively, sold those shares to the Company concurrent with the Note Offering. The aggregate negotiated sales price was $1.1 million, paid with a portion of the proceeds from the Note Offering. In addition, approximately $1.3 million of the Note Offering proceeds were used to purchase minority interests in TAG owned by certain members of TAG's management and TAG's founder. The prices that the Company paid for those shares were negotiated amounts and did not necessarily reflect the actual fair market value of the shares being purchased by the Company. Approximately $5.0 million of the proceeds of the Note Offering were used to repay indebtedness owed to certain of the minority shareholders of TAG and former shareholders of Morgan.

17. Supplemental Guarantor Information:

        The Company's obligations under the Senior Notes are guaranteed by each directly wholly-owned Subsidiary of JBPCO. In addition, the Subsidiary
Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement. The Indenture and Revolving Loan Agreement provides for acquired subsidiaries subsequent to the issuance of the Senior Notes to be designated as guarantors of the Senior Notes, provided certain financial ratio tests are met.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The following consolidating financial information is presented for purposes of complying with the reporting requirements of the parent company and the Guarantor Subsidiaries. The financial information includes condensed balance sheet information as of December 31, 1996 and 1995 and condensed operating and cash flow statements information for each of the three years then ended. The Company's non-guarantor subsidiaries are Radco Industries (acquired December
1994), Tile by Design (acquired November 1, 1994), and Acero-Tech, S.A. de C.V. The Company believes that separate financial statements or other disclosures of the guarantors are not material to the investors.

Consolidating Condensed Balance Sheet Information:

                                                       December 31, 1996

                                        Guarantor  Non-guarantor  JBPCO and
                                      Subsidiaries  Subsidiaries Eliminations  Consolidated
                                      ------------  ------------ ------------  ------------
Assets
        Current assets .............    $ 86,220     $  1,336     $   (352)     $ 87,204
        Noncurrent assets ..........      75,724        3,961        6,592        86,277
                                        --------     --------     --------      --------
        Total assets ...............    $161,944     $  5,297     $  6,240      $173,481
                                        ========     ========     ========      ========
Liabilities and Equity
        Current liabilities ........    $ 62,641     $    569     $  1,628      $ 64,838
        Noncurrent liabilities .....       1,903        3,710      100,000       105,613
        Stockholder's equity .......      97,400        1,018      (95,388)        3,030
                                        --------     --------     --------      --------
        Total liabilities and equity    $161,944     $  5,297     $  6,240      $173,481
                                        ========     ========     ========      ========

                                                       December 31, 1995

                                        Guarantor  Non-guarantor  JBPCO and
                                      Subsidiaries  Subsidiaries Eliminations  Consolidated
Assets
        Current assets..............    $ 88,997     $  2,752     $  1,466      $ 93,215
        Noncurrent assets ..........      75,307        4,182        8,090        87,579
                                        --------     --------     --------      --------
                                        $164,304     $  6,934     $  9,556      $180,794
                                        ========     ========     ========      ========
Liabilities and Equity
        Current liabilities.........    $ 62,513     $  1,123     $    148      $ 63,784
        Noncurrent liabilities .....       3,203        4,356      100,000       107,559
        Stockholder's equity .......      98,588        1,455      (90,592)        9,451
                                        --------     --------     --------      --------
        Total liabilities and equity    $164,304     $  6,934     $  9,556      $180,794
                                        ========     ========     ========      ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidating Condensed Income Statement Information for the Year ended:

                                December 31, 1996

                          Guarantor   Non-guarantor  JBPCO and
                        Subsidiaries  Subsidiaries  Eliminations  Consolidated

Net sales ...........     $ 421,275      $ 11,112      $  --       $ 432,387
Cost of sales .......       330,206         7,751         --         337,957
Income (loss) before
   extraordinary item        (7,099)         (437)      1,382         (6,154)
Net loss ............        (7,099)         (437)      1,122         (6,414)

                                December 31, 1995

                          Guarantor   Non-guarantor  JBPCO and
                        Subsidiaries  Subsidiaries  Eliminations  Consolidated

Net sales ...........     $ 440,104      $ 10,612      $  --       $ 450,716
Cost of sales .......       357,628         7,685         --         365,313
Income (loss) before
   extraordinary item       (10,884)         (586)      2,934         (8,536)
Net income (loss) ...       (10,884)         (586)      2,934         (8,536)


                                December 31, 1994

                          Guarantor   Non-guarantor  JBPCO and
                        Subsidiaries  Subsidiaries  Eliminations  Consolidated

Net sales ...........     $ 386,406     $     239      $  --       $ 386,645
Cost of sales .......       301,176           162         --         301,338
Income (loss) before
   minority interest
   and extraordinary item     7,890          (352)     (2,038)         5,500
Net income (loss) ...         5,824          (352)     (2,075)         3,397

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidating Condensed Statement of Cash Flows Information for the Year ended:

                                December 31, 1996

                                               Guarantor        Non-guarantor         JBPCO and
                                             Subsidiaries        Subsidiaries        Eliminations      Consolidated
Net cash provided (used) by
     operating activities ............          $ 10,326           $   (416)          $    777           $ 10,687
                                                --------           --------           --------           --------
Capital expenditures .................            (8,048)               (11)               (32)            (8,091)
Other ................................               594               --                 --                  594
                                                --------           --------           --------           --------
Net cash used in
     investing activities ............            (7,454)               (11)               (32)            (7,497)
                                                --------           --------           --------           --------
Net proceeds of
     revolving lines of credit .......               683               --                 --                  683
Net payments long-term
     debt and capital leases .........            (2,106)              (122)              --               (2,228)
Other ................................              (156)               156               (752)              (752)
                                                --------           --------           --------           --------
Net cash provided (used ) by
     financing activities ............            (1,579)                34               (752)            (2,297)
                                                --------           --------           --------           --------
Increase (decrease) in restricted
     cash and cash equivalents .......          $  1,293           $   (393)          $     (7)          $    893
                                                ========           ========           ========           ========

                                December 31,1995

                                               Guarantor        Non-guarantor         JBPCO and
                                             Subsidiaries        Subsidiaries        Eliminations      Consolidated
Net cash provided (used) by
     operating activities ............          $ (8,245)          $   (507)          $    591           $ (8,161)
                                                --------           --------           --------           --------
Capital expenditures .................           (11,045)              (662)              (163)           (11,870)
Purchase of business .................           (10,277)              --                 --              (10,277)
Proceeds from sale of assets .........             2,988               --                 --                2,988
Other ................................                19               --                  127                146
                                                --------           --------           --------           --------
Net cash used in investing activities            (18,315)              (662)               (36)           (19,013)
                                                --------           --------           --------           --------
Net proceeds of
     revolving lines of credit .......            21,615               --                 --               21,615
Net payments of long-term
     debt and capital leases .........            (1,473)              (375)              --               (1,848)
Intercompany transfers ...............             5,663                838             (6,501)              --
                                                --------           --------           --------           --------
Net cash provided (used ) by
     financing activities ............            25,805                463             (6,501)            19,767
                                                --------           --------           --------           --------
Decrease in restricted cash and cash
     equivalents .....................          $   (755)          $   (706)          $ (5,946)          $ (7,407)
                                                ========           ========           ========           ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31,1994

                                               Guarantor        Non-guarantor         JBPCO and
                                             Subsidiaries        Subsidiaries        Eliminations      Consolidated
Net cash provided (used) by
     operating activities ............          $  1,005           $   (331)          $ (2,420)          $ (1,746)
                                                --------           --------           --------           --------
Capital expenditures .................            (8,067)            (1,103)               (48)            (9,218)
Purchase of business .................              --               (3,739)              --               (3,739)
Purchase of minority interests .......              --                 --               (2,360)            (2,360)
Other ................................              (297)              --                1,160                863
                                                --------           --------           --------           --------
Net cash used in investing activities             (8,364)            (4,842)            (1,248)           (14,454)
                                                --------           --------           --------           --------
Net payments of
     revolving lines of credit .......           (25,476)              --                 --              (25,476)
Net proceeds (payments) of long-
     term debt and capital leases ....           (37,392)              --               94,880             57,488
Intercompany transfers ...............            79,090              5,032            (84,122)              --
Dividends and distributions paid .....            (6,739)              --                 --               (6,739)
Other ................................            (1,827)              --                 --               (1,827)
                                                --------           --------           --------           --------
Net cash provided by
     financing activities ............             7,656              5,032             10,758             23,446
                                                --------           --------           --------           --------
Increase (decrease) in restricted cash
     and cash equivalents ............          $    297           $   (141)          $  7,090           $  7,246
                                                ========           ========           ========           ========


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure as discussed in Form 8K filed on October 11, 1996.

         As discussed in Form 8K filed on October 11, 1996, during October 1996, the Company engaged Ernst & Young LLP as the Company's independent auditors to audit the Company's consolidated financial statements for the fiscal year ended December 31, 1996. The Company chose not to renew the engagement of Arthur Andersen LLP, who previously served as the Company's independent auditors. The change of independent auditors was approved by the Company's Board of Directors.

         In connection with the audits of the Company for the years ended December 31, 1994 and 1995 and since such time, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


PART III

Item 10.      Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders of the Company or until their successors are duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors.

      Name              Age      Position
      ----              ---      --------
John B. Poindexter      52       Chairman of the Board, President and
                                           Chief Executive Officer
Stephen P. Magee        49       Chief Financial Officer, Treasurer and Director
W.J. Bowen              75       Director

         John B. Poindexter has served as Chairman of the Board and Director of the Company since 1988 and Chief Executive Officer since 1994. Since 1985, Mr. Poindexter has been the majority limited partner of J.B. Poindexter & Co., L.P., a privately held, long-term equity investment and management firm formed by Mr. Poindexter. From 1983 through 1985, he was co-managing partner of KD/P Equities, a privately held equity investment firm that he co-founded. From 1976 through 1985, Mr. Poindexter worked for Smith Barney, Harris Upham & Co. While with Smith Barney, he became a senior vice president for its Smith Barney Venture Corporation and Smith Barney Capital Corporation ("SBCC") affiliates and a partner in First Century Partnership II, an investment fund managed by SBCC.

         Stephen P. Magee has served as Treasurer and Director of the Company since 1988 and Chief Financial Officer since 1994.

     W.J. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company ("Transco"), a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco from 1974 until his retirement from that position in 1987. He is a member of the board of directors of Tejas Power Corporation.

         Directors who are officers or employees of the Company do not receive fees for serving as directors. The Company pays $20,000 per year as director's fees to each outside director.

Other Significant Persons

         Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:

      Name              Age      Position
      ----              ---      --------
James R. Chandler       61       President of EFP
Norman E. Gibbs, Jr.    57       President of Blue Ridge and Courier
Mike Hart               50       President of Lowy Distribution
Lorri Palko             37       President of Morgan

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         James R. Chandler has served as President of EFP since 1978. Prior to 1978, Mr. Chandler worked in various marketing and executive positions with the Ames Division of Miles Laboratories, Inc. and in the management consulting section of Price Waterhouse & Co.

         Norman E. Gibbs, Jr. has served as President of Blue Ridge & Courier since the Company's acquisition of Lowy Group in 1991 and has more than 25 years of experience in the carpet manufacturing industry. From 1973 until the Company's acquisition of Lowy Group, Mr. Gibbs served successively as an Executive Vice President and President of Blue Ridge and, since 1981, Courier for their former owners.

     J. Michael Hart, was named President of Lowy Group Inc. on June 2, 1995. Mr. Hart has held a variety of positions during his thirty year career with the company and served as Executive Vice President immediately preceding his appointment to this current position.

         Lorri Palko has served as President of Morgan since September 19, 1994. From 1984 through 1994 Lorri Palko held various management positions at Morgan, including Chief Financial Officer from December 1992 to September 1994.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the two other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 1996, 1995 and 1994:

                           Summary Compensation Table

                                      Annual Compensation            All Other
                                   -------------------------
Name and Principal Position        Year     Salary     Bonus       Compensation
---------------------------        ----     ------     -----       ------------
John B. Poindexter                 1996     $ (a)      $ --           $ --
     Chairman of the Board and     1995       (a)
     Chief Executive Officer .     1994       (a)

Stephen P. Magee                   1996     $ (a)      $(b)           $ --
     Chief Financial Officer .     1995       (a)
                                   1994       (a)


(a) Messrs. Poindexter and Magee do not receive salaries from the Company. Rather, their services are provided to the Company pursuant to a Management Services Agreement. See "Management Services Agreement." Historically, Messrs. Poindexter and Magee did not receive salaries from the Company or any of the Subsidiaries. Rather, these services were provided pursuant to certain management agreements that were terminated upon consummation of the Note Offering. See "Certain Transactions."

(b) It is anticipated that Mr. Magee will be eligible to receive in the future an annual bonus pursuant to the incentive plan described below.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         The Company implemented an incentive plan covering certain of its executive officers. Although the precise terms of that plan have not been established, the Company anticipates that it will be similar to the Subsidiary Incentive Plans described below. Messrs. Poindexter, Magee are covered by health insurance provided by Morgan to its employees.

Management Services Agreement

         Concurrently with the Note Offering, the Company entered into a Management Services Agreement with a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as the Company's Chairman of the Board and Chief Executive Officer and of Mr. Magee who serves as its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern for the provision of Mr. Poindexter's services and may increase the annual fee payable above the automatic annual increase, in each case subject to certain limitations, if after giving effect to such payment and/or increase the Company's Consolidated EBITDA Coverage Ratio is
2.00 to 1 or higher. Pursuant to this agreement, the Company paid Southwestern $63,000 and in 1995 and none in 1996 and 1994.

Subsidiary Incentive Plans

         The Company has adopted an incentive compensation plan for members of upper management of each of its Subsidiaries (collectively the "Incentive Plans") to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees will be entitled to receive a bonus if the Subsidiary attains or surpasses a stated percentage (which varies by Subsidiary) of that Subsidiary's budgeted pre-tax profit, with the amount of bonus being tied to the Subsidiary's actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives. The Subsidiaries also maintain certain other benefit plans for their respective officers and employees. See
Note 14 to the Consolidated Financial Statements for the Company.

Compensation Committee Interlocks and Insider Participation

         The  Company  does  not  have  a   compensation   committee.   Instead,
compensation decisions are made by the entire board of directors.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Item 12.  Security of Ownership of Certain Beneficial Owners and Management

                                                    Beneficial Ownership
                                                  -------------------------
                                                    Number          Percent
Directors, Officers and 5% Stockholders           of Shares        of Class
---------------------------------------           ---------        --------
John B. Poindexter                                  3,059            100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Stephen P. Magee                                      --              --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

W.J. Bowen                                            --              --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

All directors and officers as a
group (5 persons)                                   3,059            100%

     Mr. Poindexter has sole voting and investment power with respect to all shares that he beneficially owns.

Item 13.  Certain Relationships and Related Transactions

     Messrs. Poindexter and Magee and certain members of Morgan's management are members of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 1996, 1995 and 1994, Morgan paid approximately $200,000 as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

     The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations, $63,000 was paid in 1995 and none was paid in 1996 or 1994. The Company and Subsidiaries use certain facilities provided by Southwestern for meetings and conferences, the Company did not use the facilities during 1996, the Company paid Southwestern $23,000 during 1995 for the use of the facilities. The Company paid Southwestern approximately $600,000, $653,000 and $366,000 during 1996, 1995 and 1994, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


The Company believes that the amounts paid by it to Southwestern for the use of these facilities is a market rate. A subsidiary of the Company, which is not a restricted subsidiary under the terms of the Senior Notes Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000 during 1996 for certain services.

     A corporation owned by Mr. Poindexter has an airplane that the Company used from time to time in 1995. During 1995, the Company paid approximately $16,000 for the use of the airplane and may use the airplane in the future. The Company believes that the amount it paid for the use of the airplane was a market rate.

     TAG purchases certain raw materials from an entity in which TAG's founder, who was a minority interest holder in TAG prior to the Note Offering, has a minority interest. During 1994, TAG paid $3.0 million to that entity and intends to continue to purchase raw materials from that entity in the future. TAG believes that the amounts paid to that entity represent competitive market rates for those raw materials.

     TAG leases certain real estate in Canada from an entity controlled by an executive vice president of TAG. Total lease expenses was $114,000 and $64,000 in 1996 and 1995, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES



Part IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements - None, other than as previously listed in response to Item 8.

     (a)(2)       Financial Statement Schedules -  None

     (a)(3)       Exhibits

     3.1(a)       Second Restated Certificate of Incorporation

     3.1.1(e) Certificate of First Amendment to Second Restated Certificate of Incorporation.

     3.2(a)       Amended and Restated Bylaws

     4.1(e)       Form of 12 1/2% Senior Note due 2004 (included in Exhibit 4.2)

     4.2(e)       Indenture dated as of May 23, 1994

     4.2.1(f) First Supplemental Indenture dated as of May 11, 1995. Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarterly period ended June 30, 1995, as filed with the Commission on August 15, 1995

     4.2.2(f) Second Supplemental Indenture dated as of June 26, 1995. Incorporated by reference to Exhibit 4.2 to the Form 10-Q for the quarterly period ended June 30, 1995, as filed with the Commission on August 15, 1995.

     4.3(a)       List of certain promissory notes

     10.1(e) Loan and Agency Agreement dated as of May 23, 1994, among J.B. Poindexter & Co., Inc., Meridian Bank as Agent and the Banks (as defined therein)

     10.1.1(f)    First  Amendment to Loan and Agency  Agreement dated as of May
                  11, 1995, among J.B.  Poindexter & Co., Inc., Meridian Bank as
                  Agent and the Banks (as defined therein)


     10.1.2(f)    Second  Amendment  to Loan and  Agency  Agreement  dated as of
                  September  19,  1995,  among  J.B.  Poindexter  &  Co.,  Inc.,
                  Meridian  Bank as Agent and the Banks  (as  defined  therein).
                  Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 1995, as filed with the Commission on November 14, 1995

     10.1.3(f)    Third  Amendment  to Loan  and  Agency  Agreement  dated as of
                  December 29, 1995, among J.B. Poindexter & Co., Inc., Meridian
                  Bank as Agent and the Banks (as defined therein)

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     10.1.4(g)    Fourth Amendment to Loan and Agency Agreement dated as of
                  March 29, 1996, among J.B. Poindexter & Co., Inc. Meridian
                  Bank as Agent and the Banks (as defined therein).

     10.1.5(h)    Loan and Security  Agreement by and among  Congress  Financial
                  Corporation  and J.B.  Poindexter & Co., Inc.,  dated June 28,
                  1996.

     10.23(a) Lease Agreement, dated as of March 29, 1990, between Bartow Partners, L.P. and Morgan Trailer Manufacturing Co., d/b/a Morgan Corporation, as amended by the First Amendment to Lease Agreement, dated June 13, 1991

     10.32(a) Lease Agreement, dated August 14, 1987, between C&D Realty Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement , dated as of August 14, 1992

     10.33(a) Lease Agreement, dated August 14, 1987, between J&R Realty Company and Leer, Inc.

     10.34(a) Lease Agreement, dated August 14, 1987, between BCD Realty Partnership with Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992 (missing page 2 of Amendment)

     10.35(a) Lease Agreement, dated August 14, 1987, between John M. Collins and Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992, and the Addendum to Lease Agreement, dated as of August 1, 1993

     10.36(a) Lease agreement, dated August 14, 1987, between PCD Realty Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992

     10.41(a) Carpet Manufacturing Licensing Agreement, dated August 29, 1991, between Allied-Signal, Inc. and Lowy Group, Inc.

     10.42(a) Confidential Distributor Agreement, dated as of January 1, 1988, between Congoleum Corporation and Lowy Enterprises, as assigned to Lowy Group, Inc. pursuant to an Instrument of Consent and Assignment, dated as of August 30, 1991, between Lowy Group, Inc. and Congoleum Corporation

     10.43(a) Confidential Ceramic Tile Distributor Agreement, dated as of June 1, 1992, between Congoleum Corporation and Lowy Group, Inc.

     10.44(a) Employment Agreement, dated January 1, 1994, between Lowy Group, Inc. and Norman E. Gibbs, Jr.

     10.46(a) Non-competition Agreement, dated as of August 30, 1991, between Lowy Group, Inc. and Norman E. Gibbs, Jr.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     10.84(a) Tax Benefit Agreement, dated October 26, 1993, among Traxxon Holdings, Inc., Traxxon, Inc., National Steel Service Center, Inc., Morgan Trailer Holdings, Inc., Morgan Trailer Mfg.
                  Co. and the Creditor Representative (as defined therein)

     10.85(a) Tax Sharing Agreement, dated October 26, 1993, among Traxxon Holdings, Inc., Traxxon, Inc., National Service Center, Inc., Morgan Trailer Holdings, Inc. and Morgan Trailer Mfg. Co.

     10.86(e) Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

     10.92(b) Second Amendment to Loan and Security Agreement, dated February 22, 1994

     10.102(f)    Asset Purchase Agreement, dated as of June 15, 1995, among
                  Leer Inc., 20th Century Fiberglass, Inc., Steven E. Robinson and Ronald E. Hickman. Incorporated by reference to Exhibit
                  10.1 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995

     10.103(f)    Promissory Note,  dated June 29, 1995,  executed by Leer, Inc.
                  Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995

     10.104(f)    Asset Purchase Agreement, dated as of June 15, 1995 among Leer
                  Inc., Century Distributing, Inc., Steven E. Robinson and
                  Ronald E. Hickman. Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995

     10.105(f)    Consulting Agreement, dated as of June 29, 1995, between Leer,
                  Inc. and Steven E.Robinson.  Incorporated by reference to
                  Exhibit 10.4 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995

     10.106(f)    Consulting Agreement, dated as of June 29, 1995, between Leer,
                  Inc. and Ronald E. Hickman.  Incorporated by reference to
                  Exhibit 10.5 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995.

     10.107(f)    Non-Competition  Agreement, dated as of June 29, 1995, between
                  Leer, Inc. and Steven E Robinson. Incorporated by reference to
                  Exhibit 10.6 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995.

     10.108(f)    Non-Competition Agreement, dated as of June 29, 1995, between
                  Leer, Inc. and Ronald E. Hickman. Incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, dated June
                  29, 1995, as filed with the Commission on September 11, 1995.

     10.109(f)    Share Purchase Agreement dated as of June 30, 1995, between
                  Raider Industries, Inc. and Martin Brown

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES



     10.110(f)    Asset Purchase Agreement dated as of June 30, 1995, by and between Raider Industries Inc., Pro-More Industries Ltd.,
                  Brown Industries (1976) Ltd. and Martin Brown

     21.1         Subsidiaries of the Registrant
     27.1         Financial data schedule
     99.1(g) Waiver letter with respect to the Loan and Agency Agreement, dated as of March 27, 1996, among J.B. Poindexter & Co., Inc., Meridian Bank as Agent and the Banks (as defined therein).

------------------------
(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75154) as filed with the Commission on February 10, 1994
(b) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement (No. 33-75154) as filed with the Commission on February 24, 1994
(c) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement (No. 33-75154) as filed with the Commission on March 23, 1994
(d) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement (No. 33-75154) as filed with the Commission on May 16, 1994
(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995.
(f) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1995, as filed with the Commission on March 29, 1996.
(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the Commission on May 10, 1996.
(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.
------------------------

(b) Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year:

     1) Form 8-K filed with the Commission on October 7, 1996, reporting a change in the Company's certifying accountant (Item 4)
     2) Form 8-K/A filed with the Commission on October 11, 1996, filed Item 7, Exhibit (16), the letter of response from Arthur Andersen, LLP, the Company's former independent auditors.


Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The registrant has not delivered to its security holders any annual report to security holders covering the last fiscal year, proxy statement, form of proxy or other proxy soliciting material (as described under this caption in Form 10-K as promulgated by the Securities and Exchange Commission). A copy of this Form 10-K will be sent to each registered holder of the registrant's 12 1/2% Senior Notes due 2004.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             J.B. POINDEXTER & CO., INC.



Date: March 26, 1997                        By: John B. Poindexter
                                            John B. Poindexter, Chairman of the
                                            Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 26, 1997                        John B. Poindexter
                                            John B. Poindexter
                                            Chairman and Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

Date: March 26, 1997                        Stephen P. Magee
                                            Stephen P. Magee
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)

Date: March 26, 1997                        W.J. Bowen
                                            W.J. Bowen
                                            Director

Date: March 26, 1997                        Robert S. Whatley
                                            Robert S. Whatley
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)

                  Subsidiaries of J. B. Poindexter & Co., Inc.



1.       EFP Corporation, a Delaware corporation

         a.       EFP Corporation also operates under the following names:

                  i.       Astro Pattern Corporation
                  ii.      Engineered Foam Plastics



2.       Lowy Group, Inc., a Delaware corporation

         a. Tile By Design, Inc., a Delaware corporation, is a wholly-owned subsidiary of Lowy Group, Inc.

         b.       Lowy Group, Inc. also operates under the following names:

                  i.       Blue Ridge Carpet Mills
                  ii.      Courier
                  iii.     Fred T. Lowy Distributors Division
                  iv.      Lowy Enterprises of Minnesota
                  v.       Fred Lowy Linoleum & Rug
                  vi.      Flooring Distributors
                  vii.     Lowy Distributors



3.       Magnetic Instruments Corp., a Delaware corporation

         a.       Magnetic Instruments Corp. also operates under the name
                  Electrospec.



4.       Morgan Trailer Mfg. Co., a New Jersey corporation

         a. Acero-Tec S.A. de C.V., a Monterry, Nuevo Leon, Mexico corporation, is a subsidiary of Morgan Trailer Mfg. Co.

         b. Morgan Trailer Mfg. Co. also operates under the name Morgan Corporation.




30129658.1  032797  1721C  90884990

5. Truck Accessories Group, Inc., a Delaware corporation, f/k/a Leer, Inc., f/k/a Leer Holdings Inc.

         a.       Subsidiaries of Truck Accessories Group, Inc. include:

                  i. Raider Industries Inc., a Saskatchewan, Canada corporation, is a wholly-owned subsidiary of Truck Accessories Group, Inc.
                                    (a)     Raider Industries Inc. also operates
                                            under the following names:
                                                     1)       Lo Rider
                                                     2)       Raider
                  ii. Leer Acquisition Company, Inc., a Delaware corporation, is a wholly-owned subsidiary of Truck Accessories Group, Inc.
                                    (a)     Radco Industries, Inc., a Minnesota
                                            corporation, is a wholly-owned
                                            subsidiary of Leer Acquisition
                                            Company, Inc.



         b. Truck Accessories Group, Inc. also operates under the following names:

                  i.       20th Century Fiberglass
                  ii.      Century Fiberglass
                  iii.     Gem-Top Mfg.
                  iv.      Leer
                  v.       Leer Corporate
                  vi.      Leer East
                  vii.     Leer Midwest
                  viii.    Leer Retail
                  ix.      Leer Southeast
                  x.       Leer Specialty Products
                  xi.      Leer Truck Accessory Centers
                  xii.     Leer West
                  xiii.    National Truck Accessories
                  xiv.     National Truck Accessories Headquarters
                  xv.      National Truck Accessories Midwest
                  xvi.     National Truck Accessories Southeast
                  xvii.    National Truck Accessories West


30129658.1  032797  1721C  90884990