Form 10-Q
period 1997-03-31
POINDEXTER J B & CO INC
filed 1997-05-12
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
                         Commission file number 33-75154
                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 1, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       March 31,  December 31,
                                    ASSETS                               1997         1996
                                                                     (Unaudited)
Current assets
     Restricted cash ..............................................   $   4,240    $   2,607
     Accounts receivable, net of allowance for doubtful accounts of
           $1,746 and $1,863, respectively ........................      38,106       31,258
     Inventories, net .............................................      57,485       48,612
     Deferred income taxes ........................................       2,588        2,588
     Prepaid expenses and other ...................................       2,143        2,139
                                                                          -----        -----
           Total current assets ...................................     104,562       87,204
Property, plant and equipment, net ................................      50,496       51,097
Goodwill, net .....................................................      21,474       21,773
Other assets ......................................................      13,076       13,407
                                                                         ------       ------
           Total assets ...........................................   $ 189,608    $ 173,481
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Short-term debt ..............................................   $   1,740    $     917
     Current portion of long-term debt ............................       1,564        1,885
     Borrowings under revolving credit facility ...................      30,173       28,238
     Accounts payable .............................................      26,741       14,624
     Accrued interest payable .....................................       4,733        1,682
     Accrued income taxes .........................................         149          372
     Other accrued liabilities ....................................      17,750       17,120
                                                                         ------       ------
           Total current liabilities ..............................      82,850       64,838
                                                                         ------       ------
Noncurrent liabilities
     Long-term debt, less current portion .........................     102,488      102,767
     Employee benefit obligations and other .......................       2,872        2,846
                                                                          -----        -----
           Total noncurrent liabilities ...........................     105,360      105,613
                                                                        -------      -------
Commitments and contingencies
Stockholder's equity
     Common stock and paid-in capital .............................      16,486       16,486
     Cumulative translation adjustment ............................          16           39
     Accumulated deficit ..........................................     (15,104)     (13,495)
                                                                        -------      -------
           Total stockholder's equity .............................       1,398        3,030
                                                                          -----        -----
           Total liabilities and stockholder's equity .............   $ 189,608    $ 173,481
                                                                      =========    =========

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-in thousands except share and per share amounts)


                                                                       For the Three Months
                                                                           Ended March 31,

                                                                         1997         1996
Net sales .........................................................   $ 101,998    $  98,903
Cost of sales .....................................................      80,845       79,343
                                                                         ------       ------
Gross profit ......................................................      21,153       19,560
Selling, general and administrative expense .......................      20,888       20,715
Other (income) expense, net .......................................      (2,718)          31
                                                                         ------           --
Operating income (loss) ...........................................       2,983       (1,186)
Interest expense ..................................................       4,242        3,915
                                                                         ------       ------
Loss before income taxes ..........................................      (1,259)      (5,101)
Income tax expense (benefit) ......................................         350       (1,985)
                                                                         ------       ------
Net loss ..........................................................   $  (1,609)   $  (3,116)
                                                                      =========    =========

Loss per share ....................................................   $    (526)   $  (1,018)
                                                                      =========    =========

Weighted average shares outstanding ...............................       3,059        3,059
                                                                      =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited-In thousands)

                                                                         For the Three Months
                                                                           Ended March 31,

                                                                          1997         1996
Net loss ..........................................................   $  (1,609)   $  (3,116)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
     Depreciation and amortization ................................       3,148        3,027
     Gain on sale of equipment ....................................      (2,626)          (7)
     Deferred federal income tax provision ........................           1         (863)
     Other ........................................................         320         (163)
Increase (decrease) in operating cash flows resulting from:
     Accounts receivable ..........................................      (6,838)      (4,625)
     Inventories ..................................................      (8,875)      (3,702)
     Prepaid expenses and other ...................................          30         (171)
     Accounts payable .............................................      12,102       12,629
     Accrued income taxes .........................................        (222)      (1,483)
     Accrued expenses and other ...................................       2,988        3,780
                                                                         ------       ------
       Net cash provided by (used in) operating activities ........      (1,581)       5,306
                                                                         ------       ------
Cash flows provided by (used in) investing activities:
     Proceeds from disposition of property plant and equipment ....       2,818           66
     Acquisition of property, plant and equipment .................      (1,995)      (1,617)
     Other ........................................................         (45)          14
                                                                         ------       ------
        Net cash provided by (used in) investing activities .......         778       (1,537)
                                                                         ------       ------
Cash flows provided by (used in) financing activities:
     Net proceeds (payments) of revolving lines of credit and
        short-term debt ...........................................       3,009         (705)
     Net proceeds (payments) of long-term debt and capital leases .        (573)        (568)
                                                                         ------       ------
        Net cash provided by (used in) financing activities .......       2,436       (1,273)
                                                                         ------       ------
Increase (decrease) in restricted cash and cash equivalents .......       1,633        2,496
Restricted cash and cash equivalents, beginning of period .........       2,607        1,714
                                                                         ------       ------
Restricted cash and cash equivalents, end of period ...............   $   4,240    $   4,210
                                                                      =========    =========
Supplemental information:
     Cash paid for income taxes, net of refunds ...................   $     118    $     156
                                                                      =========    =========
     Cash paid for interest cost ..................................   $   1,208    $     592
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

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement No.128, Earnings per Share, which is required to be adopted on December 31, 1997. Since the Company has no common stock equivalents outstanding, this statement will not impact the earnings per share calculation.

(3) Inventories. Consolidated net inventories consist of the following (in thousands):

                                                         March 31,  December 31,
                                                           1997        1996
FIFO Basis Inventory:

        Raw Materials .................................   $19,228      $13,231
        Work in Process ...............................    14,272       12,052
        Finished Goods ................................    12,269       12,436
                                                           ------       ------
                                                           45,769       37,719
                                                           ------       ------
LIFO Basis Inventory:

        Raw Materials .................................     2,265        2,041
        Work in Process ...............................     1,641        1,595
        Finished Goods ................................     7,810        7,257
                                                            -----        -----
                                                           11,716       10,893
                                                           ------       ------

Total Inventory .......................................   $57,485      $48,612
                                                          =======      =======


        If the first-in, first-out method had been used for all inventory, inventories would have approximated the reported value at March 31, 1997 and at December 31, 1996.

(4) Income Taxes. The income tax provision for the three months ended March 31, 1997 relates to state income taxes. The company's tax provision for the three months ended March 31, 1997 differs from the federal statutory rate principally due to an increase in the deferred tax valuation allowance relating to net operating losses that may not be realizable.


(5)     Contingencies.

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        Concentration of Credit Risk. Morgan has two customers (truck rental and leasing companies) accounting for approximately 53% and 38% of Morgan's net sales during the three months ended March 31, 1997 and 1996, respectively, and 20% and 13% of consolidated net sales, respectively.

        Environmental Matters. Morgan has been named as a potentially responsible party ("PRP") with respect to its generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania. Typically, the generator portion of the costs are allocated among identified generators, with each generator bearing costs proportionate to the volume and nature of the wastes it disposed of at the site. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

        National Steel Service Center (NSSC), a company into which Morgan was merged during 1993, has been listed as a potentially responsible party at one other Federal Superfund site. Although the extent of NSSC's liability, if any, is not known at this time, management currently believes that NSSC's allocated share of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.


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

                              Results of Operations

                First Quarter 1997 Compared to First Quarter 1996

Consolidated Operating Results

        Net sales increased 3% to $102.0 million for the three months ended March 31, 1997, compared to $98.9 million during the same period in 1996. Sales increases at Morgan (16%), Magnetic Instruments (18%), EFP (10%) and Lowy Group (3%) were offset by a 12% decline in sales at TAG.

        Cost of sales increased 2% to $80.9 million for the three months ended March 31, 1997, compared to $79.3 million during the same period in 1996. Gross profit increased 8% to $21.2 million (21% of net sales) for the three months ended March 31,1997 compared to $19.6 million (20% of net sales) during the same period in 1996.

        Selling, general and administrative expense for the three months ended March 31, 1997 increased less than 1% to $20.9 million (21% of net sales) compared to $20.7 million (21% of net sales) during the same period in 1996.

        The Company sold a Lowy warehouse facility near Minneapolis, Minnesota during the three months ended march 31, 1997 and realized a $2.6 million gain on the transaction which is included in Other Income and Expense.

        Operating income increased $4.2 million to $3.0 million for the three months ended March 31, 1997 compared to a loss of $1.2 million during 1996. The improvement is due to a $1.8 million increase in operating income at Morgan partially offset by a $0.8 million increase in operating losses at TAG and to the gain on the sale of the Lowy facility.

        Interest expense increased slightly to $4.2 million during the three months ended March 31, 1997 compared to the same period in 1996.

     The income tax expense of $0.4 million for the first three months of 1997 represents state income taxes payable. The Company recorded a net tax benefit during the same period in 1996 of $2.0 million. The income tax provision for the three months ended March 31, 1997 relates to state income taxes. The Company's tax provision for the three months ended March 31, 1997 differs from the federal statutory rate principally due to an increase in the deferred tax valuation allowance relating to net operating losses that may not be realized.


Morgan

        Net sales increased 16% to $37.4 million for the first three months of 1997 compared to sales of $32.3 million for the first three months of 1996. Shipments increased 29% during the 1997 period compared to 1996 primarily due to increased shipments of consumer rental units. Backlog increased to $51.1 million at March 31, 1997 compared to $50.2 million at December 31, 1996.

        Cost of sales increased 10% to $32.4 million for the first quarter of 1997 compared to $29.3 million for the same period in 1996. Gross profit increased 67% to $5.0 million (13% of net sales) during 1997 compared to $3.0 million (9% of net sales) during 1996. The improvement in gross profit margins was primarily due to favorable raw material pricing and improved absorption of fixed overhead costs on increased sales.

        Selling, general and administrative expense increased 4% to $3.5 million (9% of net sales) for the first three months of 1997 compared to $3.3 million (10% of net sales) for the same period of 1996. The decrease to 9% of net sales in 1997 from 10% in 1996 was primarily due to reduction in personnel related costs and a higher volume of sales in 1997.

        Morgan's operating income increased $1.8 million to $1.5 million during the first three months of 1997 compared to a loss of $0.3 million for the first three months of 1996. Improved absorption of overhead costs on increased sales improved operating performance.


Truck Accessories Group (TAG)

        Net sales decreased $4.3 million or 12% to $33.0 million for the first three months of 1997 compared to $37.3 million for the first three months of 1996. TAG Distribution net third party sales decreased 25% to $12.2 million during the 1997 period compared to $16.2 million during the same period in 1996. At its Leer Retail unit, sales decreased 14% or $1.3 million during the 1997 period compared to 1996 while same store sales decreased approximately 10%, primarily due to lower cap sales. Leer Retail operated four fewer stores during 1997 compared to 1996 which reduced sales during the 1997 period by $0.4 million compared to 1996. Wholesale sales decreased 41% or $2.6 million due to softness in certain regional markets in which the Company operates, a change of supplier of a certain product line and the loss of customers resulting from a reorganization of service areas. The effect on operating performance from the loss of sales due to the reorganization of service areas should be mitigated by reduced delivery costs. TAG Manufacturing net third party sales decreased 2% to $20.8 million during the 1997 period compared to $21.2 million during the same period in 1996. Reductions in sales were experienced at all TAG Manufacturing units except Raider Industries where net sales were up 45% over the first quarter of 1996.

        Gross profit decreased $1.2 million or 13% to $8.1 million (25% of net sales) for the first three months of 1997 compared to $9.3 million (25% of net sales) for the 1996 period, primarily due to a 25% or $1.3 million decrease at TAG Distribution on lower sales.

        Selling, general and administrative expense decreased 3% to $11.0 million (33% of net sales) for the first three months of 1997 compared to $11.4 million (30% of net sales) for the first three months of 1996. The increase in expenses as a percent of net sales was primarily due to fixed costs at TAG Distribution.

     TAG's operating loss increased $0.7 million to an operating loss of $2.8 million for the first quarter of 1997 compared to an operating loss of $2.1 million for the first quarter of 1996. Operating losses at TAG Manufacturing improved $0.1 million on flat revenues compared to the first quarter of 1996. TAG Distribution operating losses increased $0.8 million to a loss of $1.4 million on a 30% decline in sales. The Company continues to implement improvement measures at the TAG companies. Steps taken by management to address the manufacturing problems include, among others, redesigning certain products and implementing additional quality control procedures. The Company has appointed a Senior Vice President-Operations responsible, initially, solely for TAG and a Vice President-Operations of Leer Manufacturing. See Management Changes below.


Lowy

        Net sales increased 3% to $16.5 million for the first three months of 1997 compared to $16.0 million for the first three months of 1996. Sales at Blue Ridge increased $0.8 million or 12% which was partially offset by a decrease in wholesale floor covering sales of $0.3 million or 3%.

        Cost of sales increased 1% to $12.1 million for the first quarter of 1997 compared to $12.0 million for the same period in 1996. Gross profit increased 10% to $4.5 million (27% of net sales) for the first three months of 1997 compared to $4.1 million (25% of net sales) for the first three months of 1996.

        Primarily due to reduced sample costs Selling, General and Administrative expense decreased 2% to $3.9 million (24% of net sales) for the first three months of 1997 compared to $4.0 million (25% of net sales) for the first three months of 1996.

        Lowy Distribution sold its warehouse facility, near Minneapolis, Minnesota, effective March 31,1997, realizing a gain of $2.6 million. Lowy Distribution intends to move its Minnesota operations to a new facility during 1997.

        Lowy Group's operating income increased $3.1 million to $3.2 million for the first three months of 1997 compared to $0.1 million for the first three months of 1996, primarily as result of the gain on the sale of the warehouse facility and improved performance at its Blue Ridge division.


EFP

        Net sales increased 10% to $7.7 million for the first three months of 1997 compared to $7.0 million for the first three months of 1996, primarily due to sales from the company's door core business started during 1996 as well as increased Styrocast sales.

        Cost of sales increased 12% to $6.3 million during the 1997 period compared to $5.6 million during 1996. Gross profit increased to $1.5 million (19% of net sales) for the first three months of 1997 compared to $1.4 million (20% of net sales) for the first quarter of 1996. The decrease in gross profit as a percentage of sales was due to increased manufacturing overhead.

        Selling, general and administrative expense increased 18% to $1.0 million (13% of net sales) for the first three months of 1997 compared to $0.8 million (12% of net sales) during the comparable period of 1996. Selling expense increased $0.1 million as a result of increased personnel and advertising costs associated with higher sales.

        EFP's operating income decreased to $0.5 million for the first three months of 1997 compared to $0.6 million for the first three months of 1996, primarily due to increased selling expenses.


Magnetic Instruments

        Net sales increased 18% to $7.4 million for the first three months of 1997 compared to $6.3 million for the first three months of 1996, as a result of strong demand for the oil field service related products produced by the majority of Magnetic's customers

        Cost of sales increased 19% to $5.2 million during the 1997 period compared to $4.4 million during 1996. Gross profit margins decreased to 29% in the 1997 period from 30% in 1996.

        Selling, general and administrative expense increased to $0.8 million (11% of net sales) for the first three months of 1997 compared to $0.7 million (11% of net sales) during the comparable period of 1996.

        Operating income increased 20% to $1.3 million during 1997 compared to $1.1 million during 1996 due primarily to greater absorption of overhead on higher sales.

Liquidity and Capital Resources

        Operating activities during the quarter ended March 31, 1997 used cash of $1.6 million compared to generating cash of $5.3 million during the same period in 1996, primarily due to changes in working capital. During the 1997 period working capital increased, using cash of $0.8 million compared to decreasing and generating cash of $6.4 million during 1996. During the three months ended March 31, 1997 accounts receivable and inventories increased $15.7 million, partially offset by a $12.1 million increase in accounts payable. The net increase of $3.6 million or 3% of the total of accounts receivable, inventories and accounts payable is consistent with the 3% increase in sales during the quarter.

        The ability to borrow under the Revolving Credit Agreement depends on the amount of eligible collateral. The amount of eligible collateral depends on certain advance rates applied to the value of accounts receivables and inventory. At March 31, 1997 the Company had total borrowing capacity of $50.0 million, of which $6.8 million was used to secure letters of credit and finance trade transactions. Additionally, $29.6 million had been borrowed to fund operations resulting in unused available borrowing capacity of $13.6 million. At May 1, 1997 the Company had available borrowing capacity of $13.3 million under the terms of the Revolving Credit Agreement.

        The Company realized proceeds of $2.8 million, from the sale of a warehouse facility by Lowy, which will be used to fund operations. Capital expenditures of $2.0 million increased 23% during the three months ended March 31,1997 compared to 1996.

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

PART II. OTHER INFORMATION

Item 5.       Other Information

              Management Changes

              Effective May 5, 1997, the Company appointed Charles E. Craig Senior Vice President -Operations of the Company. Mr. Craig will, initially, be responsible for the operations of the Truck Accessories Group, he was previously employed by Tiara Motorcoach in Elkhart, Indiana and will remain Chairman of that company.

              Effective April 28, 1997 the Company appointed Howard Carpenter Vice President Operations of the Leer Manufacturing operations of TAG. Mr. Carpenter was previously president of the Bathing Systems Division of Universal Rundle Corp., which manufactured fiberglass based home consumer products.

Item 6.       Exhibits and Reports on Form 8-K

        a.    Exhibits.   The following exhibits are filed herewith:

              None

        b.    Reports on Form 8-K.    The Company filed the following reports on
              Form 8-K during the quarter for which this Form 10-Q is filed:

              None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             J.B. POINDEXTER & CO., INC.
                                                    (Registrant)


Date: May 9, 1997                            By:   S. Magee
                                             ---------------------------------
                                             S. Magee, Chief Financial Officer
                                                         and Treasurer


                                             By:    R.S. Whatley
                                             ---------------------------------
                                             R. S. Whatley, Chief Accounting
                                                                Officer