Form 10-Q
period 1997-06-30
POINDEXTER J B & CO INC
filed 1997-08-13
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 1, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       June 30,  December 31,
                                    ASSETS                               1997        1996
                                                                     ----------- -----------
                                                                     (Unaudited)
Current assets
     Restricted cash ..............................................   $   2,737    $   2,607
     Accounts receivable, net of allowance for doubtful accounts of
           $1,835 and $1,863, respectively ........................      40,615       31,258
     Inventories, net .............................................      56,243       48,612
     Deferred income taxes ........................................       2,596        2,588
     Prepaid expenses and other ...................................       2,016        2,139
                                                                      ---------    ---------
           Total current assets ...................................     104,207       87,204
Property, plant and equipment, net ................................      50,191       51,097
Goodwill, net .....................................................      21,189       21,773
Other assets ......................................................      12,249       13,407
                                                                      ---------    ---------
           Total assets ...........................................   $ 187,836    $ 173,481
                                                                      =========    =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Short-term debt ..............................................   $   1,019    $     917
     Current portion of long-term debt ............................       1,383        1,885
     Borrowings under revolving credit facility ...................      31,020       28,238
     Accounts payable .............................................      22,813       14,624
     Accrued interest payable .....................................       1,882        1,682
     Accrued income taxes .........................................         501          372
   Other accrued liabilities ......................................      19,457       17,120
                                                                      ---------    ---------
           Total current liabilities ..............................      78,075       64,838
                                                                      ---------    ---------
Noncurrent liabilities
     Long-term debt, less current portion .........................     102,233      102,767
     Employee benefit obligations and other .......................       3,155        2,846
                                                                      ---------    ---------
           Total noncurrent liabilities ...........................     105,388      105,613
                                                                      ---------    ---------
Commitments and contingencies
Stockholder's equity
     Common stock and paid-in capital .............................      16,486       16,486
     Cumulative translation adjustment ............................         (40)          39
     Accumulated deficit ..........................................     (12,073)     (13,495)
                                                                      ---------    ---------
           Total stockholder's equity .............................       4,373        3,030
                                                                      ---------    ---------
           Total liabilities and stockholder's equity .............   $ 187,836    $ 173,481
                                                                      =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-in thousands except share and per share amounts)

                                                 For the Three Months       For the Six Months
                                                    Ended June 30,            Ended June 30,

                                                   1997         1996         1997         1996
                                                ---------    ---------    ---------    ---------
Net sales ...................................   $ 128,330    $ 122,132    $ 230,328    $ 221,034
Cost of sales ...............................      98,560       94,333      179,405      173,676
                                                ---------    ---------    ---------    ---------
Gross Profit ................................      29,770       27,799       50,923       47,358
Selling, general and administrative expense .      21,774       21,601       42,662       42,316
Other income ................................        (459)        (135)      (3,177)        (105)
                                                ---------    ---------    ---------    ---------
Operating income ............................       8,455        6,333       11,438        5,147
Interest expense ............................       4,253        4,140        8,495        8,055
                                                ---------    ---------    ---------    ---------
Income (Loss) before income taxes
   and extraordinary loss ...................       4,202        2,193        2,943       (2,908)
Income tax provision (benefit) ..............       1,171        1,079        1,521         (906)
                                                ---------    ---------    ---------    ---------
Income (Loss) before extraordinary loss .....       3,031        1,114        1,422       (2,002)
Extraordinary loss on refinancing of revolver
   debt, net of income tax benefit of $135 ..        --            260         --            260
                                                ---------    ---------    ---------    ---------
Net income (loss) ...........................   $   3,031    $     854    $   1,422    $  (2,262)
                                                =========    =========    =========    =========

Income (loss) per share:
   Income (loss) before extraordinary loss ..   $     991    $     364    $     465    $    (654)
   Extraordinary loss .......................        --             85         --             85
                                                ---------    ---------    ---------    ---------
   Net income (loss) ........................   $     991    $     279    $     465    $    (739)
                                                =========    =========    =========    =========

Weighted average shares outstanding .........       3,059        3,059        3,059        3,059
                                                =========    =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited-In thousands)

                                                                            For the Six Months
                                                                               Ended June 30,
                                                                            1997          1996
                                                                           ------        ------
Net income (loss) ..................................................   $    1,422    $   (2,262)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization .................................        6,148         6,007
     (Gain) loss on sale of equipment ..............................       (2,945)           91
     Extraordinary loss on extinguishment of debt ..................         --             260
     Deferred federal income tax provision .........................          869          (863)
     Other .........................................................          282          (131)
Increase (decrease) in operating cash flows resulting from:
     Accounts receivable ...........................................       (9,349)       (4,991)
     Inventories ...................................................       (7,633)       (4,017)
     Prepaid expenses and other ....................................         (138)         (443)
     Accounts payable ..............................................        8,185        11,221
     Accrued income taxes ..........................................          129          (874)
     Accrued expenses and other ....................................        1,682         1,932
                                                                       ----------    ----------
       Net cash provided by (used in) operating activities .........       (1,348)        5,930
                                                                       ----------    ----------
Cash flows used in investing activities:
     Proceeds from disposition of property plant and equipment .....        3,554           351
     Acquisition of property, plant and equipment ..................       (4,091)       (3,404)
     Other .........................................................          (17)         --
                                                                       ----------    ----------
        Net cash used in investing activities ......................         (554)       (3,053)
                                                                       ----------    ----------
Cash flows provided by (used in) financing activities:
     Net proceeds (payments) of revolving lines of credit and
        short-term debt ............................................        3,135        (1,379)
     Payments of long-term debt and capital leases .................         (978)       (1,081)
     Refinancing costs .............................................         (125)         (150)
                                                                       ----------    ----------
        Net cash provided by (used in) financing activities ........        2,032        (2,610)
                                                                       ----------    ----------
Increase in restricted cash and cash equivalents ...................          130           267
Restricted cash and cash equivalents, beginning of period ..........        2,607         1,714
                                                                       ----------    ----------
Restricted cash and cash equivalents, end of period ................   $    2,737    $    1,981
                                                                       ==========    ==========
Supplemental information:
     Cash paid for income taxes, net of refunds ....................   $      118    $      507
                                                                       ==========    ==========
     Cash paid for interest cost ...................................   $    7,995    $    7,463
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

(3) Inventories. Consolidated net inventories consist of the following (in thousands):
                                                      June 30,      December 31,
                                                        1997              1996
                                                    ---------        ----------
FIFO Basis Inventory:

        Raw Materials ......................          $17,512           $13,231
        Work in Process ....................           14,550            12,052
        Finished Goods .....................           13,084            12,436
                                                      -------           -------
                                                       45,146            37,719
                                                      -------           -------
LIFO Basis Inventory:

        Raw Materials ......................            2,685             2,041
        Work in Process ....................            1,667             1,595
        Finished Goods .....................            6,745             7,257
                                                      -------           -------
                                                       11,097            10,893
                                                      -------           -------

Total Inventory ............................          $56,243           $48,612
                                                      =======           =======


        If the first-in, first-out method had been used for all inventories, inventories would have approximated the reported value at June 30, 1997 and at December 31, 1996.

(4) Income Taxes. The provision for income taxes differs from amounts computed based on the federal statutory rates primarily as the result of state income taxes in jurisdictions where no benefits will be received for losses at certain divisions and as the result of non-deductible goodwill amortization.

(5)     Contingencies.

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        Concentration of Credit Risk. Morgan had two customers (three during 1996) accounting for approximately 57% and 33% of Morgan's net sales during the six months ended June 30, 1997 and 1996, respectively, and 23% and 12% of consolidated net sales, respectively.

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

Results of Operations

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales increased 4% to $230.3 million for the six months ended June 30, 1997 compared to $221.0 million during 1996. The increase was due primarily to Morgan whose sales increased 21% or $16.1 million which was partially offset by sales at TAG which decreased 13% or $11.0 million. The Company also recorded sales increases at Magnetic Instruments of 20% or $2.6 million and at EFP of 9% or $1.3 million.

        Cost of sales increased 3% to $179.4 million for the six months ended June 30, 1997 compared to $173.7 million during 1996. Gross profit increased 7% to $50.9 million (22% of net sales) for the first six months of 1997 compared to $47.4 million (21% of net sales) for 1996. The increase in gross profit as a percentage of net sales was due primarily to improved gross margin performance at Morgan and EFP.

        Selling, general and administrative expense increased 0.8% to $42.7 million (19% of net sales) for the six months ended June 30, 1997 compared to $42.3 million (19% of net sales) during 1996.

        Operating income more than doubled to $11.4 million (5% of net sales) for the six months ended June 30, 1997 compared to operating income of $5.2 million (2% of net sales) in 1996. Operating income for the six months ended June 30, 1997 includes a $3.0 million gain on the sale of certain real property by the Lowy Group.

        Interest expense increased 5% to $8.5 million during the six months ended June 30, 1997 compared to $8.1 million during 1996. Average short-term borrowings increased $2.3 million or 8% during the 1997 period compared to the same period in 1996.

        The provision for income tax of $1.5 million for the first six months of 1997 or an effective rate of 52% exceeds amounts computed based on the federal statutory rates primarily as the result of state income taxes in jurisdictions where no benefits will be received for losses at TAG and as the result of non-deductible goodwill amortization.

               Second Quarter 1997 Compared to Second Quarter 1996

        Net sales for the quarter ended June 30, 1997 increased 5% to $128.3 million compared to $122.1 million for the same period in 1996. The increase was due primarily to an $11.0 million improvement in sales at Morgan partially offset by a 15% or $6.7 million decrease in sales at TAG.

        Cost of sales increased 5% to $98.6 million during the quarter ended June 30, 1997 compared to $94.3 million for the same period in 1996. Gross profits increased $1.9 million to $29.8 million during the quarter ended June 30, 1997 compared to $27.9 million during the prior year. Gross profits as a percentage of net sales were 23% during the current quarter equal to the same quarter in 1996.

        Selling, general and administrative expense increased $0.2 million or 1% to $21.8 million during the quarter compared to $21.6 million for the same period in the prior year. Selling, general and administrative expense as a percent of sales remained at approximately 17% of sales.

        Operating income increased 34% to $8.5 million (7% of net sales) for the second quarter of 1997 compared to $6.3 million (5% of net sales) in 1996. The increase was due primarily to a $2.7 million or 71% increase in operating income at Morgan partially offset by a $1.5 million deterioration in operating income at TAG.

Morgan

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales increased 21% to $93.4 million for the first six months of 1997 compared to sales of $77.3 million for the first six months of 1996 as demand for Morgan's commercial van bodies increased. Shipments increased 32% during the 1997 period compared to 1996 including an 83% increase in consumer rental product shipments. Backlog at June 30, 1997 was $39.2 million compared to $39.4 million at December 31, 1996.

        Cost of sales increased 17% to $78.3 million for the first six months of 1997 compared to $67.1 million for the same period in 1996. Gross profit increased 48% to $15.1 million (16% of net sales) during 1997 compared to $10.2 million (13% of net sales) during 1996, due primarily to increased sales and improved absorption of overhead costs.

        Selling, general and administrative expense increased 5% to $7.1 million (8% of net sales) for the first six months of 1997 compared to $6.7 million (9% of net sales) for the same period of 1996.

        Morgan's operating income increased $4.5 million to $8.0 million during the first six months of 1997 compared to $3.5 million for the first six months of 1996 due to the increase in gross margins and the improved absorption of overhead costs.

               Second Quarter 1997 Compared to Second Quarter 1996

        Net sales increased 25% to $56.0 million for the second quarter of 1997 compared to $44.9 million for the second quarter of 1996, as demand for commercial van bodies increased. The number of units shipped increased 33% during the 1997 period compared to 1996 primarily due to an increase in shipments of consumer rental units. Consumer rental sales increased $4.9 million or 51% and retail sales increased $4.9 million or 15%.

        Cost of sales increased 22% to $45.8 million for the second quarter of 1997 compared to $37.7 million for the same period in 1996. Gross profit increased 40% to $10.1 million (18% of net sales) during 1997 compared to $7.2 million (16% of net sales) during 1996. The improvement in gross profit as a percent of sales was primarily due to improved absorption of manufacturing overhead costs.

        Selling, general and administrative expense increased 6% to $3.6 million (6% of net sales) for the second quarter of 1997 compared to $3.4 million (8% of net sales) for the same period of 1996. Morgan's selling, general and administrative expense as a percent of sales decreased as certain costs did not increase in proportion to sales increases.

        Morgan's operating income increased 71% to $6.5 million during the second quarter of 1997 compared to $3.8 million for the second quarter of 1996. The increase in operating income was due primarily to higher sales and greater overhead absorption during the 1997 period.

Truck Accessories Group (TAG)

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales decreased $11.0 million or 13% to $71.4 million for the first six months of 1997 compared to $82.4 million for the same period in 1996. TAG Manufacturing net third party sales decreased 3% to $44.9 million for the six months ended June 30, 1997 compared to $46.2 million for the first six months in 1996. Net third party sales by Leer Manufacturing declined $2.5 million or 10% which was partially offset by a $2.1 million or 41% increase at Raider. Sales at Century were consistent with the prior period.

        Net third party sales at TAG Distribution decreased 27% to $26.5 million for the six months ended June 30, 1997 from $36.2 million for the first six months in 1996. At Leer Retail, sales decreased 29% to $17.9 million and same store sales decreased approximately 14%, primarily due to lower cap sales. Leer Retail operated six fewer stores during the 1997 period compared to the first six months of 1996, which reduced sales approximately $1.3 million during 1997, compared to 1996. Wholesale sales decreased 21% or $3.5 million primarily due to softness in certain regional markets and the loss of customers resulting from a reorganization of service areas late in 1996.

        Gross profit during the first six months of 1997 decreased $3.0 million or 14% to $18.4 million compared to $21.4 million during the 1996 period. Gross profit as a percentage of sales was 26% of net sales during the 1997 and 1996 periods. The decrease in gross profit was due primarily to a 21% or $2.4 million decrease in gross profit at TAG Distribution on a 27% decrease in sales.

        Selling, general and administrative expense decreased 3% to $22.6 million (or 33% of net sales) for the first six months of 1997 compared to $23.3 million (or 29% of net sales) for the first six months of 1996, due mostly to decreased selling and delivery expenses at TAG Distribution.

        TAG's operating loss increased $2.2 million to $4.1 million for the first six months of 1997 compared to an operating loss of $1.9 million for the first six months of 1996, primarily due to lower absorption of overhead on lower sales.

               Second Quarter 1997 Compared to Second Quarter 1996

        Net sales decreased 15% to $38.4 million for the second quarter of 1997 compared to $45.1 million for the second quarter of 1996. Net third party sales by the TAG Manufacturing Division decreased 4% to $24.1 million compared to $25.0 million during 1996. TAG Distribution Division sales decreased 29% to $14.3 million during 1997 compared to $20.1 million during 1996. At Leer Retail, sales decreased 23%, same store sales decreased approximately 17%, primarily due to lower cap sales. Leer Retail operated six fewer stores during the 1997 period compared to the first six months of 1996, which reduced sales approximately 6%. Wholesale sales decreased 38% primarily due to softness in certain regional markets and the loss of customers resulting from a reorganization of service areas late in 1996.

        Primarily due to lower sales at TAG Distribution, TAG gross profit decreased 15% to $10.3 million (27% of net sales) for the second quarter of 1997 compared to $12.1 million (27% of net sales) for the 1996 period.

        Selling, general and administrative expense decreased 3% to $11.6 million (or 30% of net sales) for the second quarter of 1997 compared to $11.9 million (or 26% of net sales) for the second quarter of 1996.

        TAG's operating loss increased $1.5 million to $1.3 million for the quarter ended June 30, 1997 compared to an operating profit of $0.2 million during the quarter ended June 30, 1996, principally because of lower sales and a resultant decrease in the absorption of overhead.

Lowy

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales increased 1% to $34.8 million for the first six months of 1997 compared to $34.4 million for the first six months of 1996.

        Cost of sales increased 2% to $25.0 million for the first six months of 1997 compared to $24.8 million for the same period in 1996. Gross profit increased 2% to $9.8 million (28% of net sales) for the first six months of 1997 compared to $9.6 million (28% of net sales) for the 1996 period.

        Selling, general and administrative expense decreased 2% to $7.9 million (22% of net sales) for the first six months of 1997 compared to $8.0 million
(23% of net sales) for the first six months of 1996. The decrease was due primarily to reduced sample expense and reduced costs associated with a reduction in sales personnel.

        Lowy Distribution sold two locations during the period realizing a gain of $3.0 million, which was included in Other Income and Expense, for the six months ended June 30, 1997. A warehouse facility near Minneapolis, Minnesota was sold effective March 31, 1997 and the operations moved to new location during the quarter ended June 30, 1997. Effective June 30, 1997 Lowy distribution sold and leased back a warehouse facility in Ankeny, Iowa.

        Lowy Group's operating income increased $3.4 million to $4.9 million for the first six months of 1997 compared to $1.6 million for the first six months of 1996, $3.0 million of the improvement was due to the gain realized on the sale of certain properties.

               Second Quarter 1997 Compared to Second Quarter 1996

        Net sales decreased 1% to $18.3 million for the second quarter of 1997 compared to $18.4 million for the second quarter of 1996. The decrease in sales resulted primarily from lower residential construction activity in Lowy's trade area and a decrease in activity by a single, large commercial customer.

        Cost of sales remained $12.9 million for the second quarter of 1997 compared to the second quarter of 1996. Gross profit decreased 4% to $5.3 million (29% of net sales) for the second quarter of 1997 versus $5.6 million (30% of net sales) for the second quarter of 1996. The decrease in gross profit as a percent of net sales was primarily due to lower overhead absorption on lower sales.

        Selling, general and administrative expense decreased slightly to $4.0 million during the second quarter of 1997 compared to $4.1 million during the second quarter of 1996.

        Lowy Group's operating income increased $0.2 million to $1.7 million for the second quarter of 1997 compared to $1.5 million for the first six months of 1996, primarily as a result of a $0.4 million gain on the sale-leaseback of a warehouse facility.

EFP

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales increased 9% to $15.6 million for the first six months of 1997 compared to $14.4 million for the comparable period of 1996, primarily due to sales from the door core business started during 1996 and increased Styrocast(R) sales.

         Cost of sales increased 5% to $12.5 million during the 1997 period compared to $11.9 million during 1996. Gross profit increased to $3.2 million (20% of net sales) for the first six months of 1997 compared to $2.5 million (17% of net sales) for the first six months of 1996. The increase in gross profit as a percentage of sales was due to lower raw material costs and a more favorable product mix.

        Selling, general and administrative expenses increased 20% to $2.0 million (12% of net sales) for the first six months of 1997 compared to $1.7 million (12% of net sales) during the comparable period of 1996. The increase was primarily due to greater selling expense on higher sales.

        EFP's operating income increased to $1.2 million for the first six months of 1997 compared to $0.9 million for the first six months of 1996, due primarily to improved absorption of overhead expenses including selling, general and administrative expenses.

               Second Quarter 1997 Compared to Second Quarter 1996

        Net sales increased 8% to $7.9 million for the second quarter of 1997 compared to $7.4 million for the comparable period of 1996.

         Cost of sales of $6.2 million during the 1997 period approximated the $6.2 million during 1996. Gross profit increased $0.6 million to $1.7 million (22% of net sales) for the second quarter of 1997 compared to $1.1 million (15% of net sales) for the second quarter of 1996.

        Selling, general and administrative expense increased 22% to $1.0 million (13% of net sales) for the second quarter of 1997 compared to $0.8 million (11% of net sales) during the comparable period of 1996, primarily due to increased sales personnel and advertising costs.

        EFP's operating income increased $0.4 million to $0.7 million for the second quarter of 1997, compared to operating income of $0.3 million for the same period of 1996.

Magnetic Instruments

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

        Net sales increased 20% to $15.2 million for the first six months of 1997 compared to $12.6 million during the comparable period in 1996 as a result of strong demand for oil field service related products.

        Cost of sales increased 21% to $10.7 million for the first six months of 1997 compared to $8.9 million for the first six months of 1996. Gross profit increased to $4.4 million (29% of net sales) for the first six months of 1997 compared to $3.8 million (30% of net sales) for the first six months of 1996.

        Selling, general and administrative expenses increased to $1.6 million (11% of net sales) for the first six months of 1997 compared to $1.4 million (11% of net sales) for the comparable period in 1996.

        Operating income increased by $0.5 million to $2.8 million for the first six months of 1997 compared to $2.3 million for the first six months of 1996.

               Second Quarter 1997 Compared to Second Quarter 1996

        Net sales increased 23% to $7.8 million for the second quarter of 1997 compared to $6.4 million during the comparable period in 1996. This increase in net sales was due to increased demand from energy service companies, Magnetic Instrument's primary market.

        Cost of sales increased 23% to $5.5 million for the second quarter of 1997 compared to $4.5 million for the second quarter of 1996. Gross profit increased 21% to $2.3 million or 30% of net sales during 1997 compared to $1.9 million or 30% of net sales during the same period in 1996.

        Selling, general and administrative expense increased $0.1 million to $0.8 million for the second quarter of 1997 compared to $0.7 million for the second quarter of 1996. Selling, general and administrative expense as a percent of net sales was 11% during both periods.

        Operating income increased to $1.5 million for the second quarter of 1997 compared to $1.2 million for the second quarter of 1996, primarily due to the increased net sales and resultant gross profit.

Liquidity and Capital Resources

        Operating activities during the six months ended June 30, 1997 used cash of $1.3 million compared to generating cash of $5.9 million during the same period in 1996 primarily due to increased investment in working capital. Working capital decreased $3.2 million at June 30, 1997 compared to June 30,1996.

        The ability to borrow under the Revolving Credit Agreement depends on the amount of eligible collateral. The amount of eligible collateral depends on certain advance rates applied to the value of accounts receivables and inventory. At June 30, 1997 the Company had total borrowing capacity of $50.0 million, of which $6.4 million was used to secure letters of credit and finance trade transactions. Additionally, $33.3 million had been borrowed to fund operations resulting in unused available borrowing capacity of $10.3 million. At August 1, 1997 the Company had unused available borrowing capacity of $12.2 million under the terms of the Revolving Credit Agreement.

        The Company realized proceeds of $3.6 million, from the sale of certain warehouse facilities by Lowy, which will be used to fund operations. Capital expenditures of $4.1 million increased 20% during the six months ended June 30,1997 compared to 1996. Capital expenditures relate primarily to the maintenance of existing capacity.

        The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Management believes that its cash balances and the borrowing availability under the Revolving Loan Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditure, working capital requirements and its known obligations. The Company is in compliance with the terms of the Revolving Loan Agreement.

PART II. OTHER INFORMATION

Item 5.       Other Information

              Management Changes

     Effective May 5, 1997, the Company appointed Charles E. Craig Senior Vice President- Operations of the Company. Mr. Craig will, initially, be responsible for the operations of the Truck Accessories Group. He was previously employed by Tiara Motorcoach in Elkhart, Indiana.

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


                                 J.B. POINDEXTER & CO., INC.
                                        (Registrant)


Date: August 12, 1997            By: S. Magee
                                 -----------------------------------------------
                                 S. Magee, Chief Financial Officer and Treasurer


                                 By: R. S. Whatley
                                 -----------------------------------------------
                                 R. S. Whatley, Chief Accounting Officer