Form 10-Q
period 1997-09-30
POINDEXTER J B & CO INC
filed 1997-11-13
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark one)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to __________
                        Commission file number 33-75154
                          J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 7, 1997.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    September 30,    December 31,
                                     ASSETS                                              1997            1996
                                                                                    -------------   -------------
                                                                                      (Unaudited)
Current assets
     Restricted cash .............................................................     $   2,310      $   2,607
     Accounts receivable, net of allowance for doubtful accounts of
           $1,864 and $1,863, respectively .......................................        37,162         31,258
     Inventories, net ............................................................        59,100         48,612
     Deferred income taxes .......................................................         2,605          2,588
     Prepaid expenses and other ..................................................         2,077          2,139
                                                                                       ---------      ---------
           Total current assets ..................................................       103,254         87,204
Property, plant and equipment, net ...............................................        49,390         51,097
Goodwill, net ....................................................................        20,897         21,773
Other assets .....................................................................        12,291         13,407
                                                                                       ---------      ---------
           Total assets ..........................................................     $ 185,832      $ 173,481
                                                                                       =========      =========

                       LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
     Short-term debt .............................................................     $   1,087      $     917
     Current portion of long-term debt ...........................................         1,207          1,885
     Borrowings under revolving credit facility ..................................        36,278         28,238
     Accounts payable ............................................................        18,258         14,624
     Accrued interest payable ....................................................         4,893          1,682
     Accrued income taxes ........................................................           269            372
   Other accrued liabilities .....................................................        16,649         17,120
                                                                                       ---------      ---------
           Total current liabilities .............................................        78,641         64,838
                                                                                       ---------      ---------
Noncurrent liabilities
     Long-term debt, less current portion ........................................       101,977        102,767
     Employee benefit obligations and other ......................................         3,311          2,846
                                                                                       ---------      ---------
           Total noncurrent liabilities ..........................................       105,288        105,613
                                                                                       ---------      ---------
Commitments and contingencies
Stockholder's equity
     Common stock and paid-in capital ............................................        16,486         16,486
     Cumulative translation adjustment ...........................................           (71)            39
     Accumulated deficit .........................................................       (14,512)       (13,495)
                                                                                       ---------      ---------
           Total stockholder's equity ............................................         1,903          3,030
                                                                                       ---------      ---------
           Total liabilities and stockholder's equity ............................     $ 185,832      $ 173,481
                                                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited-in thousands except share and per share amounts)

                                                     For the Three Months          For the Nine Months
                                                      Ended September 30,          Ended September 30,

                                                     1997           1996           1997           1996
                                                  ---------      ---------      ---------      ---------
Net sales ...................................     $ 105,733      $ 111,250      $ 336,061      $ 332,275
Cost of sales ...............................        83,528         86,277        262,933        259,943
                                                  ---------      ---------      ---------      ---------
Gross Profit ................................        22,205         24,973         73,128         72,332
Selling, general and administrative expense .        21,013         21,510         63,675         63,827
Other (income) expense ......................           320            (87)        (2,856)          (190)
                                                  ---------      ---------      ---------      ---------
Operating income ............................           872          3,550         12,310          8,695
Interest expense ............................         4,136          4,184         12,631         12,239
                                                  ---------      ---------      ---------      ---------
Loss before income taxes
   and extraordinary loss ...................        (3,264)          (634)          (321)        (3,544)
Income tax provision (benefit) ..............          (824)           101            696           (807)
                                                  ---------      ---------      ---------      ---------
Loss before extraordinary loss ..............        (2,440)          (735)        (1,017)        (2,737)
Extraordinary loss on refinancing of revolver
   debt, net of income tax benefit of $135 ..          --             --             --              260
                                                  ---------      ---------      ---------      ---------
Net loss ....................................     $  (2,440)     $    (735)     $  (1,017)     $  (2,997)
                                                  =========      =========      =========      =========

Loss per share:
   Loss before extraordinary loss ...........     $    (798)     $    (240)     $    (332)     $    (895)
   Extraordinary loss .......................          --             --             --               85
                                                  ---------      ---------      ---------      ---------
   Net loss .................................     $    (798)     $    (240)     $    (332)     $    (980)
                                                  =========      =========      =========      =========

Weighted average shares outstanding .........         3,059          3,059          3,059          3,059
                                                  =========      =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited-In thousands)

                                                                          For the Nine Months
                                                                          Ended September 30,
                                                                           1997          1996
                                                                        ---------     ---------
Net loss ..........................................................     $ (1,017)     $ (2,997)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities
     Depreciation and amortization ................................        9,196         9,017
     (Gain) loss on sale of equipment .............................       (2,639)          260
     Extraordinary loss on extinguishment of debt .................         --            (159)
     Deferred federal income tax provision ........................           93          (324)
     Other ........................................................          282          (215)
Increase (decrease) in operating cash flows resulting from:
     Accounts receivable ..........................................       (5,872)       (2,955)
     Inventories ..................................................      (10,490)       (1,712)
     Prepaid expenses and other ...................................          160          (364)
     Accounts payable .............................................        3,636         6,201
     Accrued income taxes .........................................         (103)       (1,304)
     Accrued expenses and other ...................................        1,596         4,448
                                                                        --------      --------
       Net cash provided by (used in) operating activities ........       (5,158)        9,896
                                                                        --------      --------
Cash flows used in investing activities:
     Proceeds from disposition of property plant and equipment ....        3,560           365
     Acquisition of property, plant and equipment .................       (5,805)       (5,630)
     Other ........................................................           15           (49)
                                                                        --------      --------
        Net cash used in investing activities .....................       (2,229)       (5,314)
                                                                        --------      --------
Cash flows provided by (used in) financing activities:
     Net proceeds (payments) of revolving lines of credit and
        short-term debt ...........................................        8,425        (3,257)
     Payments of long-term debt and capital leases ................       (1,335)       (1,714)
     Refinancing costs ............................................         --            (671)
                                                                        --------      --------
        Net cash provided by (used in) financing activities .......        7,090        (5,642)
                                                                        --------      --------
Decrease in restricted cash and cash equivalents ..................         (297)        (1060)
Restricted cash and cash equivalents, beginning of period .........        2,607         1,714
                                                                        --------      --------
Restricted cash and cash equivalents, end of period ...............     $  2,310      $    654
                                                                        ========      ========
Supplemental information:
     Cash paid for income taxes, net of refunds ...................     $    584      $    589
                                                                        ========      ========
     Cash paid for interest cost ..................................     $  7,935      $  8,290
                                                                        ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate manufacturing and wholesale distribution businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), Lowy Group, Inc. (Lowy), EFP Corporation (EFP), and Magnetic Instruments Corp. (MIC Group). Effective May 6,1997 Magnetic Instruments filed an assumed name certificate and began doing business as MIC Group or Manufacturing Innovations Corp.

     The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 30,1997 are not necessarily indicative of the results that may be expected for the year ended December 31,1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 filed with the Securities and Exchange Commission on Form 10-K.

(2) Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Since the Company has no common stock equivalents outstanding, this statement will not impact the earnings per share calculation.

(3) New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS130") that establishes standards for the reporting and display of comprehensive income in the financial statements. The Company will adopt SFAS 130 in the first quarter of 1998. SFAS 130 is not expected to have a significant impact on the Company's results of operations or financial position.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 - "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") which specifies the presentation and disclosure requirements for operating segments in annual financial statements and also requires certain segment information in interim reports. The Company will adopt SFAS 131 in the first quarter of 1998. SFAS 131 is not expected to have an impact on the Company's results of operations or financial position.

(4) Inventories. Consolidated net inventories consist of the following (in thousands):

                                                 September 30,      December 31,
                                                       1997              1996
                                                 -------------      ------------
FIFO Basis Inventory:
        Raw Materials ....................            $19,379           $13,231
        Work in Process ..................             14,720            12,052
        Finished Goods ...................             12,780            12,436
                                                      -------           -------
                                                       46,879            37,719
                                                      -------           -------
LIFO Basis Inventory:
        Raw Materials ....................              3,066             2,041
        Work in Process ..................              1,650             1,595
        Finished Goods ...................              7,505             7,257
                                                      -------           -------
                                                       12,221            10,893
                                                      -------           -------

Total Inventory ..........................            $59,100           $48,612
                                                      =======           =======

     If the first-in, first-out method had been used for all inventories, inventories would have approximated the reported value at September 30, 1997 and at December 31, 1996.

(5) Sale of Assets. Effective March 31,1997, Lowy Distribution sold its warehouse facility near Minneapolis, Minnesota and realized a gain of $2.6 million which was included in Other Income and Expense for the nine months ended September 30, 1997.

     Effective June 30, 1997, Lowy Distribution sold and leased back a warehouse facility in Ankeny, Iowa. Principally all of the gain realized on sale of $0.7 million will be amortized over the period of the lease on the property.

(6) Extraordinary Gain. Effective June 28,1996, the Company entered into a new revolving loan agreement and wrote off certain capitalized financing costs associated with the previous revolving loan agreement. The costs were recorded as an extraordinary loss of $260,000, net of tax benefits, during the year ended September 30,1996.

(7) Income Taxes. The provision for income taxes differs from amounts computed based on the federal statutory rates primarily as the result of state income taxes in jurisdictions where no benefits will be received for losses at certain divisions and as the result of non-deductible goodwill amortization.

(8) Contingencies.

     Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     Concentration of Credit Risk. Two of Morgan's customers (three during 1996) accounted for approximately 52% and 43% of Morgan's net sales during the nine months ended September 30, 1997 and 1996, respectively, and 20% and 15% of consolidated net sales, respectively.

     Environmental Matters. Morgan has been named as a potentially responsible party ("PRP") with respect to its generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

(9) Subsequent Event. Effective October 31, 1997, Radco, a subsidiary of TAG, acquired substantially all of the assets of Midwest Truck After Market Inc.,
(MTA). MTA, based in Tulsa Oklahoma, was a wholesale distributor of light truck and vehicle accessories. Radco paid approximately $2.5 million as purchase price for the assets, with approximately $2.1 million being paid in cash at closing and $0.5 million being evidenced by a promissory note delivered by Radco at closing. The note, which bears interest at the rate of 9% per annum, is payable in 20 consecutive quarterly installments of principal and interest. The note will be adjusted downward to $0.4 million after October 31,1997 because of post closing adjustments.

     Concurrently with the acquisition, Radco entered into a five year non-compete agreement and a six month consulting agreement with the owner of MTA pursuant to which the owner will be compensated for providing continuing services to, and not competing with, Radco. Radco will pay the owner an aggregate of $100,000 each year under the terms of the non-compete agreement.

     Radco is a non guarantor of the Company's Senior Notes and is not a Subsidiary Guarantor under the terms of the Company's Revolving Loan Agreement. Concurrent with the acquisition of substantially all the assets of MTA, Radco entered into a three year revolving credit agreement providing for borrowings of up to $5.0 million. Radco used proceeds of approximately $1.7 million to finance the acquisition of the MTA assets. The arrangement allows Radco to borrow funds and provides for the guarantee of letters of credit up to the lessor of $5.0 million or an amount based on certain advance rates applied to the amounts of eligible accounts receivable and inventory.

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

     Effective July 1, 1997 the operations of Gem Top which manufactures and distributes light truck caps, primarily to commercial customers, were transferred from TAG to Morgan. The following historical financial results and comparisons for Morgan and TAG have been restated to reflect the transfer of Gem Top. Inter-company sales between Gem Top and TAG have been eliminated.


Results of Operations

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended
                               September 30, 1996

     Net sales increased 1% to $336.1 million for the nine months ended September 30, 1997 compared to $332.3 million during 1996. Sales at Morgan increased 15% or $16.9 million which was offset by sales at TAG which decreased 13% or $16.0 million. The Company recorded sales increases at MIC Group of 15% or $2.8 million and at EFP of 6% or $1.3 million. Sales at Lowy declined 2% or $1.2 million.

     Cost of sales increased 1% to $262.9 million for the nine months ended September 30, 1997 compared to $259.9 million during 1996. Gross profit increased 1% to $73.1 million (22% of net sales) for the first nine months of 1997 compared to $72.3 million (22% of net sales) for 1996.

     Selling, general and administrative expense decreased less than one percent to $63.7 million (19% of net sales) for the nine months ended September 30, 1997 compared to $63.8 million (19% of net sales) during 1996.

     Operating income increased 42% to $12.3 million (4% of net sales) for the nine months ended September 30, 1997 compared to operating income of $8.7 million (3% of net sales) in 1996. Operating income for the nine months ended September 30, 1997 includes a $2.7 million gain on the sale of certain real property by the Lowy Group.

     Interest expense increased 3% to $12.6 million during the nine months ended September 30, 1997 compared to $12.2 million during 1996. Average total borrowings increased $4.1 million or 3% during the 1997 period compared to the same period in 1996.

     The Company's Loss before income taxes and extraordinary losses decreased 92% to $0.3 million for the nine months ended September 30,1997 compared to $3.5 million during the same period in 1996. The improvement was due primarily to the gain on sale of property at Lowy and improved operating results at Morgan.

     The provision for income tax of $0.7 million for the first nine months of 1997 consisted of state income taxes in jurisdictions where no benefits will be received for losses at TAG.

                Third Quarter 1997 Compared to Third Quarter 1996

     Net sales for the quarter ended September 30, 1997 decreased 7% to $105.7 million compared to $111.3 million for the same period in 1996. The decrease was due primarily to a $5.5 million decline in sales at TAG. An increase in sales at Morgan of 5% or $1.9 million was offset by an 8% or $1.6 million decrease at Lowy Group.

     Cost of sales decreased 3% to $83.5 million during the quarter ended September 30, 1997 compared to $86.3 million for the same period in 1996. Gross profits decreased $2.8 million to $22.2 million during the quarter ended September 30, 1997 compared to $25.0 million during the prior year. Gross profits as a percentage of net sales were 21% during the current quarter compared to 23% during the same quarter in 1996.

     Selling, general and administrative expense decreased $0.5 million or 2% to $21.0 million during the quarter compared to $21.5 million for the same period in the prior year. Selling, general and administrative expense as a percent of sales remained at approximately 19% of sales.

     Operating income decreased 75% to $0.9 million (1% of net sales) for the third quarter of 1997 compared to $3.6 million (3% of net sales) in 1996. Operating income increased slightly at EFP, but, decreased at Morgan, TAG, Lowy Group and MIC Group.


Morgan

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended
                               September 30, 1996

     Net sales, including Gem Top third party sales, increased 15% to $134.0 million for the first nine months of 1997 compared to sales of $117.1 million for the first nine months of 1996 as demand for Morgan's commercial van bodies increased. Shipments increased 25% during the 1997 period compared to 1996 including an 83% increase in consumer rental product shipments. Backlog at September 30, 1997 was $37.9 million compared to $39.4 million at December 31, 1996 and $28.7 million at September 30, 1996.

     Cost of sales increased 12% to $113.5 million for the first nine months of 1997 compared to $101.1 million for the same period in 1996. Gross profit increased 28% to $20.5 million (15% of net sales) during 1997 compared to $16 million (14% of net sales) during 1996, primarily due to increased sales and improved absorption of overhead costs.

     Selling, general and administrative expense increased 8% to $11.5 million (9% of net sales) for the first nine months of 1997 compared to $10.7 million (9% of net sales) for the same period of 1996.

     Morgan's operating income increased $3.8 million to $9.0 million during the first nine months of 1997 compared to $5.2 million for the same period of 1996 due to the increase in gross margins and the improved absorption of overhead costs.

                Third Quarter 1997 Compared to Third Quarter 1996

     Net sales, including Gem Top third party sales, increased 5% to $38.4 million for the third quarter of 1997 compared to $36.6 million for the third quarter of 1996, as demand for commercial van bodies increased. The number of units shipped increased 9% during the 1997 period compared to 1996

     Cost of sales increased 7% to $33.6 million for the third quarter of 1997 compared to $31.4 million for the same period in 1996. Gross profit decreased 8% to $4.8 million (12% of net sales) during 1997 compared to $5.2 million (14% of net sales) during 1996. The decline in gross profit as a percent of sales, in the quarter just ended, was primarily due to increased labor costs because of higher overtime requirements and the mix of products sold which had a higher labor content.

     Selling, general and administrative expense increased 11% to $3.7 million (9% of net sales) for the third quarter of 1997 compared to $3.3 million (9% of net sales) for the same period of 1996. General and Administrative costs increased 30% or $0.4 million due to the costs associated with the hiring of increased personnel.

     Morgan's operating income decreased 41% to $1.1 million during the third quarter of 1997 compared to $1.9 million for the third quarter of 1996. The decrease in operating income was due primarily to higher labor costs and increased general and administrative costs during the 1997 period.


Truck Accessories Group (TAG)

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended
                               September 30, 1996

     Net sales, excluding Gem Top, decreased 13% to $102.5 million for the nine months ended September 30, 1997 compared to $118.5 million for the same period in 1996. TAG Manufacturing net third party sales decreased 5% to $62.5 million for the nine months ended September 30, 1997 compared to $65.6 million during 1996. Net third party sales by Leer Manufacturing declined $6.4 million or 17% which was partially offset by a $3.1 million or 38% increase at Raider. Sales at Century increased approximately 1%.

     Net third party sales at TAG Distribution decreased 24% to $40.1 million for the nine months ended September 30, 1997 from $52.9 million for the first nine months in 1996. At Leer Retail, sales decreased 17% to $27.4 million as same store sales decreased approximately 11%, primarily due to lower cap sales. Leer Retail has closed six stores since July 1996, which reduced sales approximately $1.9 million during 1997, compared to 1996. Wholesale sales decreased 37% or $7.3 million primarily due to softness in regional markets and the loss of customers resulting from a reorganization of service areas late in 1996. Effective October 31, 1997 TAG acquired the assets of Midwest Truck After Market Inc., a wholesale distributor of light truck accessories based in Tulsa Oklahoma, for approximately $2.5 million. The acquisition provides the wholesale operations of TAG Distribution with a presence in a geographical market not previously served.

     Gross profit during the first nine months of 1997 decreased $4.7 million or 15% to $26.4 million compared to $31.2 million during the 1996 period. Gross profit was 26% of net sales during the 1997 period compared to 27% during the 1996 period. TAG Distribution gross profit decreased 19% to $13.2 million on lower sales, however, as a percentage of sales gross profit increased to 33% during 1997 compared to 31% during 1996. TAG Manufacturing gross profit decreased 11% to $13.2 million or 18% of sales compared to 19% of sales in the same quarter in 1996 The decrease during 1997 was primarily due to increased overhead expense partially offset by lower labor costs.

     Selling, general and administrative expense decreased 5% to $32.6 million (or 32% of net sales) for the first nine months of 1997 compared to $34.2 million (or 29% of net sales) for the first nine months of 1996. The decrease was due mostly to lower selling expenses at the retail operations as a result of closed stores and lower delivery expense at the wholesale operations of TAG Distribution.

     TAG's operating loss increased $3.2 million to $6.1 million for the first nine months of 1997 compared to $2.9 million for the first nine months of 1996. The increased operating loss was due primarily to a $2.9 million increase in operating losses at the Leer Manufacturing operations of TAG Manufacturing on lower sales and the resulting decrease in absorption of overhead.

     Effective  October  1997  the  operational  structure  of TAG was  changed.
Manufacturing operations were reorganized into three regions: TAG West comprising Raider Industries and the Leer West manufacturing plant; TAG Midwest comprising 20th Century and the Leer Midwest plant and; TAG East comprising the Leer East plant. TAG Distribution was reorganized into two distinct operations, namely Leer Retail and NTA (wholesale). Additionally, effective October 1997, Leer Retail closed two unprofitable stores and will close an additional four stores prior to December 31,1997. The administrative functions of TAG were also reorganized. The TAG Administration function in Houston will be eliminated by December 1, 1997, and certain functions transferred to Elkhart Indiana. Certain administrative functions of TAG Manufacturing will assume responsibility for all TAG operations. Management is currently analyzing the financial impact of these changes to determine the additional costs to be recognized in relation to the closure of certain retail stores.

                Third Quarter 1997 Compared to Third Quarter 1996

     Net sales, excluding Gem Top, decreased 14% to $33.5 million for the third quarter of 1997 compared to $39.0 million for the third quarter of 1996. Net third party sales by the TAG Manufacturing Division decreased 12% to $20.0 million compared to $22.6 million during 1996. TAG Distribution Division sales decreased 19% to $13.5 million during 1997 compared to $16.8 million during 1996. At Leer Retail, sales decreased 14%, as same store sales decreased approximately 9%, primarily due to lower cap sales. Leer Retail operated four fewer stores during the 1997 period compared to the third quarter of 1996. Wholesale sales decreased 30% primarily due to softness in certain regional markets and the loss of customers resulting from a reorganization of service areas late in 1996.

     Primarily due to lower sales at TAG Distribution and Leer Manufacturing, TAG gross profit decreased 17% to $8.6 million (26% of net sales) for the third quarter of 1997 compared to $10.3 million (27% of net sales) for the 1996 period.

     Selling, general and administrative expense decreased 7% to $10.8 million (or 32% of net sales) for the third quarter of 1997 compared to $11.6 million (or 30% of net sales) for the third quarter of 1996. The increase as a percent of sales was due to lower overhead absorption at Leer Manufacturing on lower sales.

     TAG's operating loss increased $0.9 million to $2.2 million for the quarter ended September 30, 1997, compared to $1.3 million during the quarter ended September 30, 1996. TAG Manufacturing's operating loss increased $1.0 million principally because of lower sales at Leer Manufacturing and the resultant decrease in the absorption of overhead.


Lowy

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended
                               September 30, 1996

     Net sales decreased 2% to $53.7 million for the first nine months of 1997 compared to $54.9 million for the first nine months of 1996. Third party sales from the carpet manufacturing business increased 4% to $24.2 million and sales from the floor covering distribution business declined 8% to $29.5 million

     Cost of sales decreased 2% to $38.6 million for the first nine months of 1997 compared to $39.6 million for the same period in 1996. Gross profit decreased 2% to $15.0 million (28% of net sales) for the first nine months of 1997 compared to $15.3 million (28% of net sales) for the 1996 period.

     Selling, general and administrative expense decreased 2% to $11.9 million (22% of net sales) for the first nine months of 1997 compared to $12.2 million (22% of net sales) for the first nine months of 1996. The decrease was due primarily to reduced costs associated with a reduction in sales personnel.

     Lowy Distribution sold two locations during the period realizing a gain of $2.7 million which was included in Other Income and Expense for the nine months ended September 30, 1997. A warehouse facility near Minneapolis, Minnesota was sold effective March 31, 1997 and the operations moved to new location during the quarter ended June 30, 1997. Effective June 30, 1997, Lowy distribution sold and leased back a warehouse facility in Ankeny, Iowa.

     Lowy Group's operating income increased $2.7 million to $5.8 million for the first nine months of 1997 compared to $2.7 million for the first nine months of 1996, $2.7 million of the improvement was due to the gain realized on the sale of certain properties.

                Third Quarter 1997 Compared to Third Quarter 1996

     Net sales decreased 8% to $18.8 million for the third quarter of 1997 compared to $20.4 million for the third quarter of 1996. The decrease in sales resulted primarily from lower residential construction activity in Lowy's trade area and a decrease in activity by a single, large commercial customer.

     Cost of sales decreased 8% to $13.6 million for the third quarter of 1997 compared to $14.8 million for the third quarter of 1996. Gross profit decreased 9% to $5.2 million (27% of net sales) for the third quarter of 1997 versus $5.6 million (28% of net sales) for the third quarter of 1996. The decrease in gross profit as a percent of net sales was primarily due to lower overhead absorption on lower sales.

     Selling, general and administrative expense decreased slightly to $4.1 million during the third quarter of 1997 compared to $4.2 million during the third quarter of 1996.

     Lowy Group's operating income decreased $0.6 million to $0.9 million for the third quarter of 1997 compared to $1.5 million during 1996, primarily because of reduced overhead absorption on lower sales.


EFP

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended
                               September 30, 1996

     Net sales increased 6% to $24.2 million for the first nine months of 1997 compared to $22.8 million for the comparable period of 1996, primarily due to sales from the door core business started during 1996 and increased Styrocast(R) sales.

     Cost of sales increased 3% to $19.0 million during the 1997 period compared to $18.6 million during 1996. Gross profit increased to $5.1 million (21% of net sales) for the first nine months of 1997 compared to $4.4 million (19% of net sales) for the first nine months of 1996. The increase in gross profit as a percentage of sales was due to a change in product mix.

     Selling, general and administrative expenses increased 14% to $3.0 million (13% of net sales) for the first nine months of 1997 compared to $2.7 million (12% of net sales) during the comparable period of 1996. The increase was primarily due to greater selling expense on higher sales.

     EFP's operating income increased to $2.1 million for the first nine months of 1997 compared to $1.8 million for the first nine months of 1996, primarily due to the improved absorption of overhead expenses and a change in product mix.

                Third Quarter 1997 Compared to Third Quarter 1996

     Net sales of $8.5 million for the third quarter of 1997 were consistent with the comparable period of 1996.

     Cost of sales of $6.6 million during the 1997 period approximated the $6.6 million during 1996. Gross profit increased 3% to $1.9 million (23% of net sales) for the third quarter of 1997 compared to $1.8 million (22% of net sales) for the third quarter of 1996.

     Selling, general and administrative expense remained flat at $1.0 million or 12% of net sales for the third quarter of 1997 and 1996.

     EFP's operating income remained $0.9 million for the third quarter of 1997, equal to the same period in 1996.

MIC Group

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended
                               September 30, 1996

     Net sales increased 15% to $21.8 million for the first nine months of 1997 compared to $19.0 million during the comparable period in 1996 as a result of strong demand for oil field service related products.

     Cost of sales increased 18% to $15.6 million for the first nine months of 1997 compared to $13.2 million for the first nine months of 1996. Gross profit increased to $6.1 million (28% of net sales) for the first nine months of 1997 compared to $5.7 million (30% of net sales) for the first nine months of 1996. The decrease in gross profit as a percent of sales was due primarily to increased labor and overhead costs.

     Selling, general and administrative expenses increased 9% to $2.4 million (11% of net sales) for the first nine months of 1997 compared to $2.2 million (12% of net sales) for the comparable period in 1996.

     Operating income increased 6% to $3.7 million for the first nine months of 1997 compared to $3.5 million for the first nine months of 1996.

                Third Quarter 1997 Compared to Third Quarter 1996

     Net sales increased 4% to $6.6 million for the third quarter of 1997 compared to $6.4 million during the comparable period in 1996. This increase in net sales was due to increased demand from energy service companies, MIC Group's primary market.

     Cost of sales increased 12% to $4.9 million for the third quarter of 1997 compared to $4.4 million for the third quarter of 1996. Gross profit decreased 14% to $1.7 million or 26% of net sales during 1997 compared to $2.0 million or 31% of net sales during the same period in 1996. The decrease in gross profit was due to increased labor and overhead costs.

     Selling, general and administrative expense decreased 2% to $0.8 million for the third quarter of 1997 compared to the third quarter of 1996. Selling, general and administrative expense as a percent of net sales was decreased to12% during the third quarter of 1997 compared to 13% during the same period in 1996.

     Operating income decreased to $1.0 million for the third quarter of 1997 compared to $1.2 million for the third quarter of 1996, primarily due to increased labor costs.

Liquidity and Capital Resources

     Operating activities during the nine months ended September 30, 1997 used cash of $4.9 million compared to generating cash of $9.9 million during the same period in 1996 primarily due to increased investment in working capital. Inventory at Morgan increased $9.0 million during the nine months ended September 31,1997, in response to a 32% or $9.2 million increase in backlog at September 30, 1997 compared to September 30, 1996. Working capital decreased $2.2 million at September 30, 1997 compared to December 31,1996.

     The ability to borrow under the Revolving Credit Agreement depends on the amount of eligible collateral. The amount of eligible collateral depends on certain advance rates applied to the value of accounts receivables and inventory. At September 30, 1997 the Company had total borrowing capacity of $50.0 million, of which $5.9 million was used to secure letters of credit and finance trade transactions. Additionally, $36.1 million had been borrowed to fund operations resulting in unused available borrowing capacity of $8.0 million. At November 5, 1997 the Company had unused available borrowing capacity of $12.3 million under the terms of the Revolving Credit Agreement.

     The Company realized proceeds of $3.6 million, from the sale of certain warehouse facilities by Lowy, which will be used to fund operations. Capital expenditures of $5.8 million increased 11% during the nine months ended September 30,1997 compared to 1996. Capital expenditures relate primarily to the maintenance of existing capacity.

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

     None

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


                           J.B. POINDEXTER & CO., INC.
                                  (Registrant)


Date: November 7, 1997           By:  S. Magee
                                 -----------------------------------------------
                                 S. Magee, Chief Financial Officer and Treasurer


                                 By:  R.S. Whatley
                                 -----------------------------------------------
                                 R. S. Whatley, Chief Accounting Officer