Form 10-K
period 1997-12-31
POINDEXTER J B & CO INC
filed 1998-03-31
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          (Mark one) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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

The number of shares outstanding of each of the registrants' classes of common stock as of March 7, 1998: 3059

Documents Incorporated by Reference:  None

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


PART I.
Item 1.  Business

J.B. Poindexter & Co., Inc. ("JBPCO") operates a variety of manufacturing and wholesale distribution businesses. JBPCO's subsidiaries consist of Morgan Trailer Mfg Co., ("Morgan"), Truck Accessories Group, Inc. ("TAG"), Lowy Group, Inc. ("Lowy" or "Lowy Group"), EFP Corporation ("EFP"), and MIC Group Corp. (MIC Group). Effective May 6, 1997, MIC Group filed an assumed name certificate and began doing business as MIC Group or Manufacturing Innovations Corp.

    Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John
B. Poindexter. In May 1994 the Company completed an initial public offering of $100 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering"). Concurrent with the Note Offering the Company acquired, from John B. Poindexter and various minority interests, TAG, Lowy Group, EFP and MIC Group. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

    The Company has three industry segments: Automotive (Morgan and TAG), Floor Covering (Lowy Group), and Plastics and Precision Machining (EFP and MIC Group). See Note 12 to the Consolidated Financial Statements of the Company.

Automotive - Morgan

    Morgan is the nation's largest manufacturer of commercial van bodies ("van bodies") for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its eighty-four authorized distributors, seven manufacturing plants and two service facilities are positioned in strategic locations to provide nationwide service to its customers, which include rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania and was acquired in 1990.

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

    Dry Freight Bodies (Classes 3-7). Dry freight bodies typically are fabricated with pre-painted aluminum or fiberglass reinforced plywood ("FRP") panels, aerodynamic front-end treatment, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. These products are used for diversified dry freight transportation and represent more than one-half of Morgan's sales.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

    Stake Bodies and Flatbeds. Morgan also manufactures stake bodies, which are flatbeds with various configurations of removable sides. Stake bodies are used for the movement of a variety of materials for the agricultural and construction industries, among others.

    Gem Top Pick Up Truck Caps. Pickup truck caps are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. Effective June 30, 1997 Morgan acquired the operations of Gem Top from TAG. Gem Top services primarily commercial customers. For a more detailed discussion of the truck accessories business see TAG below.

    Some of the components of Morgan's products, such as certain patented methods for making curtained doors for vehicle bodies, are proprietary. Morgan also offers certain products manufactured by others, including those distributed by Morgan's Advanced Handling Systems Division that facilitate the loading and unloading of cargo. Morgan distributes spare parts through and offers limited service programs at some of its own facilities and through its eighty-four authorized distributors.

    Customers and Sales. The van body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, "fleet/leasing customers"); and
(2) truck dealers and distributors who sell vehicles to others (collectively, "dealer/distributor customers"). Morgan's net sales constituted 40%, 34% and 42% of the Company's total net sales in 1997, 1996 and 1995, respectively.

    Morgan's revenue is generated by five sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors ("Commercial Sales"); (2) sales to consumer rental companies ("Consumer Rental Sales"); (3) parts; (4) service; and (5) the Advanced Handling Systems Division.

    Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local moving vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, usually in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan's business.

    Morgan's two largest customers have historically represented approximately 40-50% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years, and management considers relations with each to be good. Sales to these customers represented 18%, 14% and 21% of the Company's consolidated net sales during the years 1997, 1996, and 1995, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


    Morgan sells products through its own sales force and through independent distributors. Most of the distributors sell a wide variety of truck related equipment to truck dealers and end-users.

    Manufacturing and Supplies. Morgan operates manufacturing, body mounting and service facilities in Pennsylvania, Wisconsin, Georgia, Texas, and Arizona. It also has sales, service and body mounting facilities in Florida and California. Its Gem Top division is located in Oregon.

    Generally all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. Revenue is recognized and the customer is billed upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 1997 and 1996, Morgan's total backlog was $55.2 million and $50.2 million, respectively. All of the products under the orders outstanding at December 31, 1997 are expected to be shipped during 1998.

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

    Industry. Industry revenue and growth are dependent primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying from approximately four to six years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement.

    Competition. The van body manufacturing industry is highly competitive. Morgan competes with a limited number of large manufacturers and a large number of smaller manufacturers. Some of Morgan's competitors operate from more than one location. Certain competitors are publicly-owned with substantial capital resources. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price.

Automotive - TAG

     TAG has two operating divisions: TAG Manufacturing Division which consists of TAG West (Leer West and Raider),TAG Midwest (Leer Midwest and 20th Century Fiberglass) and TAG East (Leer East); and TAG Distribution Division consisting of retail (Leer Retail and Radco) and the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

wholesale distribution businesses (National Truck Accessories, including MTA which was acquired in October, 1997).

    TAG is the nation's largest manufacturer and distributor of pickup truck caps and tonneau covers marketed under the brand names Leer, Raider, LoRider and Century. Caps and tonneau covers are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. Sales of caps represented approximately 20% of the Company's consolidated net sales in each of the prior three years. In addition, TAG distributes other accessories for light trucks, minivans and sport utility vehicles such as running boards, steps, reinforced bumpers, wind deflectors, bedliners, hood shields, visors, bumper covers and roof-mounted luggage carriers. TAG's eight manufacturing plants and network of over 600 independent dealers, 36 company-owned retail stores and six wholesale distribution centers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. Leer Retail has increased the number of company-owned stores from eight at the beginning of 1991 to 36 at the end of 1997. Leer Retail closed eight stores during 1997. TAG's net sales constituted 30%, 37% and 30% of the Company's total net sales during 1997, 1996 and 1995, respectively. Formed in 1971, TAG is headquartered in Elkhart, Indiana and was acquired in 1987.

    Customer and Sales. Most purchasers of TAG's products (whether purchased from company-owned stores or from dealers) are individuals. TAG's products are sold primarily through its national network of independent dealers and though its company-owned stores. TAG also sells its products in Canada and Europe. In 1997, foreign sales (primarily in Canada) represented approximately 10% of TAG's total sales. TAG has a sales and marketing staff which, among other things, trains dealers and company-owned store personnel.

    Manufacturing and Supplies. TAG designs and manufactures caps and tonneaus in seven manufacturing facilities located in California, Indiana, Minnesota, Pennsylvania and Saskatchewan, Canada. Approximately 85% of the caps sold by TAG are fiberglass, with aluminum representing the balance. TAG maintains an inventory of raw materials necessary to manufacture its products. Raw materials are obtained from a variety of sources, and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG's production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company.

    Industry. Sales of caps and tonneaus tend to correspond to the level of new pickup truck sales. Sales of accessories are affected by sales of new pickup trucks, sport utility vehicles and minivans. Cap sales are seasonal, with sales typically being higher in the fall and spring than in the summer and winter.

    Competition. The cap and truck accessory industry is highly competitive. Competitive factors include product availability, quality, price and installation services. Competitors in the distribution of accessories include other cap manufacturers, auto parts stores, and mass merchandisers which, in certain instances, have the purchasing power to buy and sell accessories at deeply discounted prices.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Floor Covering - Lowy Group

    Lowy Group which was acquired in 1991 operates in the floor covering business through three separate divisions: Lowy Distribution (a wholesale floor covering distributor), Blue Ridge (a carpet manufacturer) and Courier (a dyer and printer of carpeting). Lowy Group's net sales represented 16%, 17% and 17% of the Company's total consolidated net sales in 1997, 1996 and 1995, respectively.

Lowy Distribution

    Lowy Distribution is a leading wholesale floor covering distributor in the Midwest, serving twelve Midwestern states. It operates seven facilities, located in Ankeny, Iowa near Des Moines; Lenexa, Kansas; New Brighton, Minnesota; Omaha, Nebraska; and St. Louis (three locations).

     Products. Lowy Distribution offers two broad categories of products, each of which includes multiple product lines and accessories:

     o Hard Surface Products. Hard surface products include sheet vinyl, vinyl, wood flooring, ceramic floor and wall tiles and accessories.

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

         Customers and Sales. Lowy Distribution sells its products primarily to floor covering retailers, most of which are privately owned, small- to medium-sized dealers located away from major metropolitan areas. These dealers rely on wholesalers, such as Lowy Distribution, to provide a broad line of products with adequate inventory ready for immediate delivery and to provide sales and marketing support.

         Inventory and Supplies. Lowy Distribution offers products manufactured by a variety of suppliers. Its largest supplier is Congoleum Corporation ("Congoleum"), whose products represented approximately 30% of Lowy
Distribution's total revenue during each of the last three years. Lowy Distribution has purchased products from Congoleum since 1967, and management considers its relations with Congoleum to be good. Nonetheless, Congoleum is entitled to terminate its relationship with Lowy Distribution at any time subject to notice requirements. Lowy Distribution is an exclusive distributor of Congoleum's products in certain markets and competes with other Congoleum distributors in other markets. Congoleum may appoint additional distributors of its products in Lowy Distribution's markets at any time. The loss of Congoleum as a supplier, or the introduction of other Congoleum distributors into Lowy Distribution's markets, could adversely affect Lowy Distribution's operations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         Industry. The wholesale distribution of floor covering is affected by the level of new home and remodeling construction activity. Lowy Distribution believes that approximately two-thirds of its sales are generated by home remodeling activities. The industry is also affected by consumer taste and floor covering fashion trends. During the 1980s, carpet manufacturers increasingly began shipping products directly from their mills to the end users, bypassing wholesale distribution, such that management believes that a substantial majority of carpet sales are now direct from the mill to end users. Excess manufacturing capacity in the carpet industry has resulted in relatively level pricing during the past several years, forcing manufacturers to reduce their distribution costs in order to preserve their operating margins. Lower freight costs occasioned by the deregulation of the freight industry and the emergence of discount carpet retailers have bolstered this direct-to-customer distribution trend. The industry is somewhat seasonal, with the second and third quarters generally having higher sales than the other quarters.

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

         Sales and marketing efforts for the commercial line are conducted by Blue Ridge's sales force. Blue Ridge markets its commercial market line primarily through architects, designers and

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


specifiers. Management oversees marketing of the residential carpet line, which is marketed and sold through distributors and dealers. Blue Ridge maintains a sales office and showroom in Chicago for use by architects, designers and specifiers in the central area of the nation.

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

         Industry. Sales of broadloom carpeting in the industry's two major markets, residential and commercial, represent approximately 75% and 25% of total sales, respectively. According to an industry survey, a majority of the sales in the commercial market in which Blue Ridge competes relate to the modernization and renovation of facilities, with the remaining sales relating to installations in new construction. Excess capacity in the industry has resulted in relatively level pricing during the past several years, forcing manufacturers to reduce manufacturing costs through a higher degree of vertical integration and distribution costs by implementing factory-direct sales in order to preserve their operating margins. Installations in new construction are affected by the prevailing new construction activity. The industry is somewhat seasonal, with the second and third quarters generally having higher sales than the other quarters.

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

  Courier

         Courier, operated as a division of Blue Ridge, dyes and prints patterns on commercial and residential carpeting that is manufactured by Blue Ridge and other companies. Management believes that Courier's 66,000 square-foot dyeing and printing plant is one of the most modern facilities of its kind operating in the carpet industry.

         Services. The plant, located in Ellijay, Georgia, is designed to print and dye carpeting with multi-color patterns and random color effects. Its continuous dyeing line has the ability to place up to 14 different colors on carpet in a desired pattern. Moreover, in response to the industry's increased use of polyester fibers in residential carpeting, Courier has developed a process to dye

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


polyester fiber. Courier also owns two "Jet Beck" dyeing machines, each of which is capable of dyeing in excess of 1,000 square yards of carpet in a single dye lot, ensuring color consistency for large orders. Most of Courier's 1997 net sales are generated by services performed for unaffiliated manufacturers, with the remaining being performed for Blue Ridge.

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

     o Material Handling Products. These products include reusable trays or containers that are used for transporting components to or from a customer's manufacturing facility. EFP also offers its Thin-Wall(TM) products which are used as parts positioning trays for robotic or automatic product assembly (such as camera manufacturing). Material handling products generally are produced from EPS, EPP or Copolymer.

     o Components. EFP provides materials manufactured from EPP which are used as energy absorbing components of automobile bumpers. EFP also offers a line of its Styro-Cast(R) foam foundry patterns used by foundries in the "lost foam" or "evaporative casting" metal pouring process. During 1996, EFP began the production of door cores, with a molded-in metal frame, for use in the mobile home manufacturing industry.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     Customers  and  Sales.   EFP's   products  are  sold  to  the   automotive,
electronics, furniture, appliance, and marine industries, among others. EFP has a diversified customer base.

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

         As is customary in the industry, EFP purchases its raw materials from a variety of sources on a purchase order basis and not pursuant to long term supply contracts. Raw material prices fluctuate and EFP historically has been affected by price increases in the past but has not experienced significant shortages of raw materials in recent years.

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

 Plastics and Precision Machining - MIC Group

         MIC Group is a manufacturer, caster and assembler of precision metal parts used in the worldwide oil and gas exploration industry. Formed in 1963, MIC Group is located in Brenham, Texas and was acquired in 1992. During 1997, MIC Group opened a new facility in Houston in addition to the electronic assembly facility opened in 1994. The electronic assembly facility is operating under the name ElectroSpec. MIC Group's net sales made up less than 10% of the Company's net sales during each of the last three years.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         Products. MIC Group manufactures various precision metal parts and electro-mechanical devices that are utilized in a variety of oilfield-related applications. Most of the precision parts currently manufactured by MIC Group are utilized in connection with the exploration for oil and gas reserves. Parts produced by MIC Group are utilized for complex functions, such as well bore perforation and fracturing. Its products are also applicable to many seismic and geophysical activities. ElectroSpec assembles electronic printed circuit boards and instrumentation packages for the same or similar applications. Management believes that the addition of electronic assembly provides additional sales opportunities by providing turnkey value-added assemblies to its customers which incorporate machined parts and electronics in the manufacture of their products.

         Customers. MIC Group sells its products primarily to international oilfield service companies. MIC Group's three largest customers represented approximately 53% of its total net sales during 1997. All of these customers have been customers of MIC Group for more than five years, and management considers relations with them to be good.

         Manufacturing and Supplies. MIC Group manufactures its products in a 75,500 square-foot manufacturing facility located in Brenham, Texas and a 27,000 square foot facility in Houston, Texas. ElectroSpec is located in Houston. Management believes that MIC Group's manufacturing capabilities are among the most sophisticated in the industry. It performs a broad range of computer-controlled precision machining and welding, including electrostatic discharge machining, electron beam welding, trepanning, gun drilling and investment casting.

         MIC Group is ISO 9000 certified. ISO is an internationally recognized certification of production practices and techniques employed in manufacturing processes.

         Products are manufactured primarily from non-magnetic stainless steel, alloy steels, nickel based alloys, titanium, brass and beryllium copper.
Materials are obtained from a variety of sources and MIC Group has not experienced significant shortages in materials in recent years.

         Industry. Because MIC Group's products are sold to large, international oilfield service companies, MIC is not dependent solely on the domestic oil and gas industry. Rather, demand for equipment and services supplied by those oilfield service companies and, in turn, sales of related parts manufactured by MIC Group and ElectroSpec, are directly related to the level of worldwide oil and gas drilling activity. Worldwide drilling activity increased during 1997 thereby increasing the demand for services from oilfield service companies which, in turn, increased MIC Group's sales.

         Competition. MIC Group competes with other businesses engaged in the machining, casting, and manufacturing of parts and equipment utilized in the oil and gas exploration industry. Technological know-how and production capacity are the primary competitive factors in MIC Group's industry.

Trademarks and Patents

         The Company owns rights to certain presentations of Leer's name which the Company believes is valuable insofar as management believes that it is recognized as being a leading "brand name." The Company also owns rights to certain other trademarks and tradenames, including

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


certain presentations of Morgan's name. Although these and other trademarks and tradenames used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or tradenames themselves are less important to customers than the quality of the products. The Company also holds patents on certain products which, although valuable to the Company, are not critical to the Company's operations. In addition, Blue Ridge uses, with permission, certain of its suppliers' tradenames and trademarks which are important to its business.

Employees

         At February 28, 1998, the Company had approximately 3,800 permanent employees. Personnel are unionized in: Lowy Distribution's New Brighton, Minnesota (contract expires May, 1999), St. Louis (contract expires December
1998) and Ankeny, Iowa (contract expires December, 1999) warehouses (covering 12, 13, and 8 persons, respectively); EFP's Decatur, Alabama facility (covering approximately 65 persons, with a contract expiring in August 2000); and TAG's Raider Industries facility in Canada (covering approximately 160 persons, with a contract expiring in December 2000). The Company believes that relations with its employees are good.

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

        Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

         Since the 1980s and early 1990s, products manufactured from expandable polystyrene, such as some of the products manufactured by EFP, have been criticized as being allegedly harmful to

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

Item 2.       Properties

         The Company owns or leases the following manufacturing, distribution, office and sales facilities:

                                                                                          Owned
                                                                            Approximate     or           Lease
        Location                            Principal Use                   Square Feet   Leased       Expiration(a)
Morgan:
 Ehrenberg, Arizona                        Manufacturing                      125,000     Owned             --
 Rydal, Georgia                            Manufacturing                       85,000     Leased          1999
 Ephrata, Pennsylvania                     Manufacturing                       50,000     Owned             --
 Morgantown, Pennsylvania                  Manufacturing                       62,900     Leased          1999
 Morgantown, Pennsylvania                  Office & manufacturing             261,500     Owned             --
 Corsicana, Texas                          Manufacturing                       60,000     Owned             --
 Janesville, Wisconsin                     Manufacturing                       23,000     Leased          1998
 Janesville, Wisconsin                     Manufacturing                       32,000     Owned             --
 Clackamas, Oregon                         Manufacturing                       78,000     Leased          1998
TAG Manufacturing:
 Woodland, California                      Manufacturing                       92,000     Leased          2001
 Elkhart, Indiana                          Office & research                   17,500     Owned             --
 Elkhart, Indiana                          Manufacturing                      139,000     Leased          2001
 Milton, Pennsylvania                      Manufacturing                      102,000     Leased          2001
 Elkhart, Indiana                          Manufacturing                       91,900     Owned             --
 Elkhart, Indiana                          Manufacturing Office                18,400     Leased          2005
 Drinkwater, Saskatchewan, Canada          Office & manufacturing              72,000     Owned             --
 Moose Jaw, Saskatchewan, Canada           Manufacturing                       87,000     Leased          2005
 Leer Retail: (b)
 Brainerd, Minnesota                       Manufacturing & sales               11,900     Leased          1999
NTA:
 Woodland, California                      Office & warehouse                  21,000     Leased          1999
 Conyers, Georgia                          Office & warehouse                  13,000     Leased          1999
 Elkhart, Indiana                          Office & warehouse                  57,000     Leased          2000
 Milton, Pennsylvania                      Office & warehouse                  35,000     Leased          1998
 Tulsa, Olahoma                            Office & warehouse                  32,500     Leased          2002
 Tyler Texas                               Office & warehouse                  22,000     Leased          2002
Lowy Distribution:
 Ankeny, Iowa                              Warehouse, office & showroom        30,000     Leased          2007
 Lenexa, Kansas                            Warehouse, office & showroom        12,000     Leased          1997
 Fridley, Minnesota                        Warehouse, office & showroom        55,000     Leased          2002
 St. Louis, Missouri                       Warehouse, office & showroom        85,000     Owned             --
 St. Louis, Missouri                       Warehouse, office & showroom        45,000     Owned             --
 St. Louis, Missouri                       Warehouse, office & showroom        14,000     Leased          2000
 Omaha, Nebraska                           Warehouse, office & showroom         7,000     Leased          1998
Blue Ridge/Courier:
 Ellijay, Georgia                          Office & manufacturing             195,000     Owned             --
 Ellijay, Georgia                          Office & manufacturing              66,000     Owned             --
EFP:
 Decatur, Alabama                          Manufacturing                      175,000     Leased          1999
 Elkhart, Indiana                          Office & manufacturing             211,600     Owned             --
 Elkhart, Indiana                          Manufacturing                       24,900     Leased          1997
 Gordonsville, Tennessee                   Manufacturing                       40,000     Leased          2001
 Marlin, Texas                             Manufacturing                       73,000     Leased          1998
 Waukesha, Wisconsin                       Manufacturing                       13,850     Leased          1997
MIC Group:
 Brenham, Texas                            Office & manufacturing              75,500     Owned             --
 Houston, Texas                            Manufacturing                       26,550     Leased          2002
 Houston, Texas                            Manufacturing                        9,600     Leased          1998

(a)      Including all renewal terms.
(b) In addition, TAG (Leer Retail) leases 36 retail stores aggregating approximately 100,000 square feet pursuant to leases with terms averaging approximately nine years (including renewal options).

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The registrant's common equity is privately held and not publicly traded. As of March 1998, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, JBPCO paid no cash dividends.

         The registrant's ability to pay dividends on its common equity is restricted to the extent described in the Indenture, dated as of May 23, 1994, pertaining to the registrant's 12 1/2% Senior Notes due 2004 and the Loan and Security Agreement, dated as of June 28, 1996, with Congress Financial Corporation, as lender.

Item 6. Selected Financial Data

         The historical financial data presented below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements of the Company and notes thereto. The financial information is not directly comparable due to the acquisitions of Gem-Top Mfg., Inc. (March 1993), Radco (December 1994), 20th Century Fiberglass, Century Distributing and Raider Industries (June 1995) and MTA(October 1997).

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


                                                                            Year Ended December 31,
                                                            (Dollars in Millions, Except Per Share Amounts)
                                                     1997           1996           1995           1994           1993
Operating Data:
     Net sales ...........................       $   447.5      $   432.4      $   450.7      $   386.6      $   327.4
     Cost of sales .......................           351.6          338.0          365.3          301.3          254.9
     Selling, general and
       administrative expense.............            86.1           84.0           82.0           64.9           56.0
     Closed and excess facility costs ....             2.3            1.4            --             --             --
     Other (income) expense ..............            (3.2)          (0.1)          (1.2)           0.4            1.2
                                                  --------       --------       --------       --------       --------
     Operating income ....................            10.7            9.1            4.6           20.0           15.3
     Interest expense ....................            16.9           16.2           15.9           11.5            6.4
     Income tax provision (benefit) ......             1.4           (1.0)          (2.8)           3.0            2.3
     Minority interests ..................             --             --             --             --            (0.1)
                                                  --------       --------       --------       --------       --------
     Income (loss) before
       extraordinary loss ................             7.6           (6.1)          (8.5)           5.5            6.7
     Extraordinary loss ..................             --             0.3            --             2.1            --
                                                  --------       --------       --------       --------       --------
     Net income (loss) ...................       $     7.6      $    (6.4)     $    (8.5)     $     3.4      $     6.7
                                                  ========       ========       ========       ========       ========

     Earnings (loss) per share ...........       $   2,466      $  (2,097)     $  (2,790)     $   1,503      $   6,656
                                                  ========       ========       ========       ========       ========
     Cash dividends per share ............       $     --       $     --       $     --       $   2,910      $   1,136
                                                  ========       ========       ========       ========       ========

Pro Forma for Taxes (a):
     Income (loss) before income
       taxes, minority interests and
       extraordinary loss ................       $    (6.2)     $    (7.1)     $   (11.2)     $     8.5      $     8.9
     Income tax provision (benefit) ......             1.4           (1.0)          (2.8)           3.5            3.7
     Minority interests ..................             --             --             --             --            (0.1)
     Extraordinary loss ..................             --             0.3            --             2.1            --
                                                  --------       --------       --------       --------       --------
     Net income (loss) ...................       $     7.6      $    (6.4)     $    (8.5)     $     2.9      $     5.3
                                                  ========       ========       ========       ========       ========

Balance Sheet Data
     (at period end):
         Working capital .................       $    19.4      $    22.4      $    29.4      $    56.6      $    19.6
         Total assets ....................           175.3          173.5          180.8          173.2          139.8
         Total long-term obligations .....           105.6          105.6          107.6          106.9           75.9
         Stockholder's equity (deficit) ..       $    (4.7)     $     3.0      $     9.5      $    17.8      $    15.2

Other Data:
         EBITDA (b)(c) ...................       $    22.3      $    20.9      $    15.1      $    28.2      $    23.1
         Capital expenditures ............             7.3            8.1           11.9            9.2            9.0
         Depreciation and amortization (c)            11.6           11.2           10.5            8.2            7.0
         Consolidated EBITDA
         Coverage Ratio (d) ..............            1.3x           1.3x           1.0x           2.5x           3.6x


                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


(a) Pro Forma for Taxes data reflect the Company's income taxes (benefits) assuming that Lowy Group and MIC Group, which had been "S" corporations prior to May 16, 1994, were taxable "C" corporations during the relevant periods.

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

(c) Depreciation and amortization excludes amortization of debt issuance cost of $0.8 million, $0.7 million and $0.7 million in 1997, 1996 and 1995, respectively.

(d) "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA of JBPCO and its Guarantor Subsidiaries to interest expense that is used in the Indenture to limit the amount of indebtedness that the Company may incur.


Item 7.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

Basis of Financial Statements

         Concurrently with the initial public offering of $100.0 million, 12 1/2% Senior Notes due 2004, (the "Senior Notes"), effective May 23, 1994, the Company acquired TAG, Lowy, EFP and MIC Group from John B. Poindexter and certain minority interests. The historical, Consolidated Financial Statements reflect the acquisition of the Subsidiaries as an exchange of interests in companies under common control in a manner similar to a pooling of interests, except that each subsidiary is included only from the date of Mr. Poindexter's purchase of his interest therein.

Overview

         The Company has grown from 1993 through 1997, both internally and through acquisitions (MIC Group and Gem-Top were acquired in June 1992 and March 1993, respectively). During 1994, the Company acquired Radco, a pick up truck accessory retailer, and Tile by Design, a wholesale floor covering distributor. TAG acquired the businesses and assets of three companies, effective June 30, 1995: 20th Century Fiberglass, a manufacturer of pick up truck caps, Century Distributing, a wholesaler of light truck accessories, both based in Elkhart, Indiana, and Raider Industries, a manufacturer of pickup truck caps and tonneau covers based in Drinkwater,

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Saskatchewan, Canada. Effective October 31,1997, TAG acquired the business and assets of Midwest Truck Aftermarket, a wholesaler of light truck accessories based in Tulsa, Oklahoma. Net sales increased from $327.4 million in 1993 to $447.5 million in 1997. Operating income increased from $15.3 million in 1993 to $20.0 million in 1994, however, during 1995, 1996 and 1997 TAG incurred operating losses of $12.1 million, $6.9 million and $10.1 million respectively, which reduced the Company's consolidated operating income to $4.6 million, $9.1 million and $10.7 million, respectively.

         The following table represents the net sales, operating income and operating margins for each Subsidiary and on a consolidated basis.

                                                              Years Ended December 31,
                                                              ------------------------
                                                     1997              1996              1995
                                                     ----              ----              ----
                                                               (Dollars in Millions)
Net Sales:
                  Morgan ...............      $      178.3      $      145.5      $      187.7
                  TAG ..................             138.9             158.6             137.5
                  Lowy .................              69.7              71.3              75.0
                  EFP ..................              33.0              31.5              30.2
                  MIC Group ............              28.6              25.5              20.3
                  Eliminations .........              (1.0)              --                --
                                                ----------        ----------        ----------
                  Consolidated .........      $      447.5      $      432.4      $      450.7
                                                ==========        ==========        ==========

Operating Income (Loss):
                  Morgan ...............      $        8.7      $        7.1      $        9.9
                  TAG ..................             (10.1)             (6.9)            (12.1)
                  Lowy .................               7.2               3.9               4.9
                  EFP ..................               3.0               2.7               1.7
                  MIC Group ............               4.7               4.8               2.9
                  JBPCO ................              (2.8)             (2.5)             (2.7)
                                                ----------        ----------        ----------
                  Consolidated .........      $       10.7      $        9.1      $        4.6
                                                ==========        ==========        ==========

Operating Margins:
                  Morgan ...............               5.0%              4.9%              5.2%
                  TAG ..................              (7.0)             (4.4)             (8.8)
                  Lowy .................              10.0               5.5               6.6
                  EFP ..................               9.0               8.6               5.7
                  MIC Group ............              17.0              18.8              14.4
                                                ----------        ----------        ----------
                  Consolidated .........               2.0%              2.0%              1.0%
                                                ==========        ==========        ==========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Results of Operations

Consolidated Operating Results

Comparison of 1997 to 1996

         Net sales increased 4% to $447.5 million in 1997 compared to $432.4 million in 1996. The increase was due primarily to Morgan whose sales increased 23% or $32.8 million partially offset by a decrease of $19.7 million (12%) at TAG. MIC Group and EFP recorded sales increases of 12% or $3.1 million and 5% or $1.5 million respectively.

         Cost of sales increased 4% to $351.6 million in 1997 from $338.0 million in 1996, and gross profit increased 2% to $96.0 million (21% of net sales) in 1997 compared to $94.4 million (22% of net sales) in 1996.

         Selling, general and administrative expense increased 2% to $86.1 million (19% of net sales) in 1997 compared to $84.1 million (19% of net sales) in 1996.

         The Company recorded Closed and Excess Facility Costs of $2.3 million and $1.4 million during the years ended December 31, 1997 and 1996, respectively. During 1997 Morgan committed to a plan to sell its idle facility in Mexico. Accordingly, Morgan began marketing the property and, based on an estimate of the fair value less the cost to sell the property, wrote down the carrying value by $0.6 million. In 1997 TAG Distribution closed eight unprofitable stores and its administrative office, and TAG Manufacturing incurred additional unexpected expenses with respect to manufacturing facilities closed during 1996. The closure of these excess facilities resulted in a charge of $1.7 million for the year ended December 31, 1997. In 1996, TAG Distribution closed four unprofitable stores and TAG Manufacturing closed two manufacturing facilities, resulting in a charge of $1.4 million for the year ended December 31,1996.

         Operating income increased 18% to $10.7 million in 1997 compared to $9.1 million in 1996. Operating income increased 23% or $1.6 million at Morgan and 85% or $3.3 million at Lowy. The increase at Lowy included a gain on the sale of certain real estate of $2.7 million. Operating losses at TAG increased 46% to $10.1 million compared to $6.9 million during 1996.

         Interest expense increased 4% to $16.9 million in 1997 compared to $16.2 million in 1996, average total debt increased 3% to $138.8 million during 1997 compared to $134.6 million during 1996.

         The Company recorded an income tax expense of $1.4 million for the year ended December 31, 1997 compared to a $1.0 million benefit during 1996. The income tax expense of $1.4 million in 1997 represents state and foreign income taxes payable. The Company's income tax provision differs from the federal statutory rate principally due to an increase in the deferred tax valuation allowance relating to net operating losses that may not be realizable. See Note 11 of Notes to the Consolidated Financial Statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Comparison of 1996 to 1995

         Net sales decreased 4% to $432.4 million in 1996 compared to $450.7 million in 1995. The decrease was due primarily to Morgan whose sales decreased 22% or $42.2 million, partially offset by increases of $21.1 million (15%) at TAG and $5.2 million (26%) at MIC Group.

         Cost of sales decreased 8% to $338.0 million in 1996 from $365.3 million in 1995, and gross profit increased 11% to $94.4 million (22% of net sales) in 1996 compared to $85.4 million (19% of net sales) in 1995. EFP, MIC Group and TAG recorded 47%, 38% and 37% increases in gross profit, respectively.

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


Morgan

         Morgan acquired Gem-Top from TAG effective June 30,1997. Gem-Top manufactures pickup truck caps primarily for commercial customers which compliments the Morgan business. Morgan's operating results include Gem-Top from the date of acquisition only. For the six months ended December 31,1997 Gem-Top's net sales were $2.6 million and its operating loss was $0.2 million. Gem Top's operating results are not considered material to the results of Morgan or TAG and, therefore, the operating results presented for Morgan and TAG were not restated.

Comparison of 1997 to 1996

         Net sales increased 23% to $178.3 million in 1997 compared to $145.5 million in 1996. Shipments of van body units increased 26% to 23,575 units in 1997 compared to 18,647 units during 1996. Consumer Rental Sales (as defined under Business) increased 65% to $22.9 million and Commercial Sales increased 10% to $131.3 million in 1997 compared to 1996. Backlog at December 31, 1997 was $55.2 million compared to $50.2 million at the end of 1996. Gem-Top sales of $2.7 million for the six months ended December 31 are included in Morgan sales during 1997

         Cost of sales increased 22% to $153.3 million in 1997 compared to $126.1 million in 1996 as a result of the increase in units produced. Gross profit increased 29% or $5.6 million to $25.0

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


million (14% of net sales) compared to $19.4 million (13% of net sales) in 1996. Gross profit margins increased slightly as a result of the improved absorption of overhead costs.

         Selling, general and administrative expense increased 28% to $15.7 million (9% of net sales) in 1997 compared to $12.3 million (8% of net sales) in 1996. Selling expense increased 8% to $7.6 million primarily as a result of including the selling expenses of Gem Top for the six months ended December 31, 1997. General and Administrative expense increased 49% due to increased personnel and related costs

         Morgan's operating income increased 23% to $8.7 million in 1997 compared to $7.1 million in 1996 due to its increased net sales. As a percentage of net sales, operating income remained at 5% in 1997 the same as in 1996.

Comparison of 1996 to 1995

         Net sales decreased 22% to $145.5 million in 1996 compared to $187.7 million in 1995. Shipments of van body units decreased 25% to 18,647 units in 1996 compared to 25,016 units during 1995. Consumer Rental Sales (as defined under Business) decreased 60% to $13.9 million and Commercial Sales decreased 12% to $117.7 million in 1996 compared to 1995. Backlog at December 31, 1996 was $50.2 million compared to $41.8 million at the end of 1995. The increase in backlog reflects an increase in consumer rental orders following the cyclical downturn in that business during 1995.

         Cost of sales decreased 23% to $126.1 million in 1996 compared to $163.4 million in 1995 as a result of the decrease in units produced. Gross profit decreased $4.9 million or 20% compared to 1995. Gross profit margins increased slightly as a result of slightly lower raw material costs and the implementation of selling price increases.

         Selling, general and administrative expense decreased 14% to $12.3 million (9% of net sales) in 1996 compared to $14.4 million (8% of net sales) in 1995. Selling expense decreased 11% and General and Administrative expense decreased 18%.

         Due to decreased net sales Morgan's operating income decreased 28% to $7.1 million in 1996 compared to $9.9 million in 1995. As a percentage of net sales, operating income remained at 5% in 1996 the same as in 1995.

TAG

         During the years ended December 31, 1997, 1996 and 1995, TAG incurred operating losses of $10.1 million, $6.9 million and $12.1 million, respectively. The continued losses at TAG have resulted in management reviewing various options related to the TAG business. The events and circumstances resulting in the operating performance indicated that assets of certain TAG operations, amounting to $24.3 million, may be impaired. However, an estimate of undiscounted cash flows from these assets indicated that the carrying values of the assets would be expected to be recovered over the useful life of the assets. Management's options related to the TAG business include the possible sale of all or part of the business, however, management has not committed to

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


a formal plan to dispose of all or part of the TAG business. The accompanying financial statements have, therefore, been prepared assuming that the Company continues to operate TAG. However, should the Company decide in the future to dispose of all or part of TAG, the Company could incur a loss on sale of up to $20.0 million. Similarly, it is reasonably possible that the estimate of undiscounted future cash flows could change in the future requiring the recognition of an impairment loss.

         TAG transferred the operations of Gem Top to Morgan effective June 30,1997. The following comparisons include the operating results of Gem Top for the period until the date of transfer.


Comparison of 1997 to 1996

         Total net sales for TAG decreased 12% to $138.9 million in 1997 compared to $158.6 million in 19965. TAG Manufacturing Division net third party sales decreased 8% to $84.0 million during 1997 compared to $91.5 million during 1996. Total shipments of caps and tonneaus, including shipments to TAG Distribution were 161,571 units during 1997 compared to173,884 units in 1996. The decline in units shipped is primarily due to Leer Manufacturing as a result of closing the Leer plant in the Southeastern United States and a decline national market share. Raider recorded an 8,900 unit or 44% increase in shipments and Century's shipments were consistent with the prior year.

        TAG Distribution Division net sales decreased 18% to $55.0 million during 1997 compared to $67.1 million during 1996. At Leer Retail, sales decreased 14% to $37.2 million as same store sales decreased approximately 6%, primarily due to lower cap sales. Leer Retail closed six stores between July 1996 and December 1997, which reduced sales approximately $2.8 million during 1997, compared to 1996. Wholesale sales decreased 33% or $6.6 million primarily due to softness in regional markets and the loss of customers resulting from a reorganization of service areas late in 1996. Effective October 31, 1997 TAG acquired the assets of Midwest Truck After Market Inc., a wholesale distributor of light truck accessories based in Tulsa Oklahoma, for approximately $2.7 million. The acquisition provides the wholesale operations of TAG Distribution with a presence in a geographical market not previously served.

        Cost of sales decreased $14.6 million (12%) to $103.1 million in 1997 compared to $117.7 million in 1996. Gross profit decreased 12% to $35.8 million (26% of net sales) during 1997 compared to $40.9 million (26% of net sales) during 1996. The decrease in gross profits was due primarily to a $12.1 million decline in the sales at the TAG Distribution Division. TAG Manufacturing gross profit decreased $1.8 million or 9% during 1997 compared to 1996. A $1.7 million or 84% increase at Raider was reduced by a decrease of $3.1 million or 29% at Leer Manufacturing.

         Selling, general and administrative expense decreased 4% to $44.5 million (32% of net sales) during 1997 compared to $46.4 million (29% of net sales) during 1996. Selling expense decreased 12% or $2.2 million primarily as a result of a $1.7 million (16%) decrease in selling expense at Leer Retail resulting from the closure of six stores during 1997 and reduced delivery

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


costs at TAG Distribution.  General and  administrative  expense increased 5% or
$1.7  million,   primarily  as  a  result  of  costs  associated  with  the  TAG
Distribution headquarters office in Houston.

         During the year ended December 31, 1997, TAG closed the TAG Distribution headquarters in Houston, closed eight unprofitable retail stores and incurred additional costs associated with the closure of two manufacturing plants during 1996. The associated costs of $1.8 million were included in Closed and Excess Facility Costs during 1997.

         TAG incurred an operating loss for the year ended December 31, 1997 of $10.1 million compared to an operating loss of $6.9 million in 1996. The decline in operating performance was primarily the result of lower sales at Leer Manufacturing and TAG Distribution and the costs associated with the closing and consolidation of various stores and administrative activities late in the year.

         The Company continued to respond in a number of ways to improve the performance of TAG including the elimination of certain overhead costs, the closure of unprofitable stores and by addressing the manufacturing problems including redesigning certain products and implementing additional quality control procedures. Other improvement measures are being evaluated.


Comparison of 1996 to 1995

         Total net sales for TAG increased 15% to $158.6 million in 1996 compared to $137.5 million in 1995. TAG Manufacturing Division net sales increased 21% to $91.5 million during 1996 compared to $75.9 million during 1995. Net sales during 1995 include sales of 20th Century Fiberglass and Raider Industries for the six months subsequent to their acquisition during June 1995. Combined net sales for 20th Century Fiberglass and Raider Industries were $36.0 million for the year ended December 31, 1996 compared to $17.6 million for the six months ended December 31, 1995.

         TAG Distribution Division net sales increased 9% to $67.1 million during 1996 compared to $61.6 million during 1995. Operations acquired during June 1995 increased sales approximately $3.2 million for the year ended December 31, 1996 compared to 1995. Leer Retail sales increased $2.9 million (7%) and wholesale sales, excluding Century Distribution, remained flat. TAG closed four unprofitable stores during 1996, resulting in closure costs of approximately $0.3 million.

         Cost of sales increased $10.1 million (9%) to $117.7 million in 1996 compared to $107.6 million in 1995. Gross profit increased 37% to $40.9 million (26% of net sales) during 1996 compared to $29.9 million (22% of net sales) during 1995. The increase was due primarily to TAG Manufacturing Division product mix changes and efforts to improve product quality and delivery times were reflected in lower cost of sales . Also during 1996, TAG Manufacturing Division eliminated the production of plastic caps.

         Selling, general and administrative expense increased 10% to $46.4 million (29% of net sales) during 1996 compared to $42.1 million (31% of net sales) during 1995. Selling expense increased 5% or $0.9 million and general and administrative expense increased 14% or $3.4 million,

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

         The Leer Manufacturing plant in the Southeastern United States was closed during the last quarter of 1996 due to inefficient operations. Production was transferred to the remaining TAG Manufacturing plants with an associated reduction in overhead costs. Including costs of closing the Gem Top East facility, total closure costs of approximately $1.1 million were charged to expense during 1996 as Closed and Excess Facility Cost.

Lowy Group

Comparison of 1997 to 1996

         Net sales decreased 2% to $69.7 million in 1997 compared to $71.3 million in 1996. Sales from the floor covering distribution business declined $3.6 million (9%) and sales from carpet manufacturing activity increased $1.5 million (5%).

         Cost of sales decreased 3% to $49.7 million in 1997 from $51.5 million in 1996. Accordingly, gross profit increased 2% to $20.1 million (29% of net sales) in 1997 compared to $19.8 million (28% of net sales) in 1996. Gross profit increased $0.9 million or 9% at the carpet manufacturing operations as a result of lower labor and material costs

         Selling, general and administrative expense decreased 1% to $15.7 million (23% of net sales) in 1997 compared to $15.9 million (22% of net sales) in 1996.

        Lowy sold two locations during the period recognizing a gain of $2.7 million, which was included in Other Income, net, for the year ended December 31, 1997. A warehouse facility near Minneapolis, Minnesota was sold effective March 31, 1997 and the operations moved to new location during the quarter ended June 30, 1997. Effective June 30, 1997, Lowy distribution sold and leased back a warehouse facility in Ankeny, Iowa.

         Lowy Group's operating income, excluding the gains from the sale of real estate, increased 15% to $4.5 million (6% of net sales) in 1997 compared to $3.9 million (5% of net sales) in 1996 due to increased sales and gross profit at the carpet manufacturing operation.

Comparison of 1996 to 1995

         Net sales decreased 5% to $71.3 million in 1996 compared to $75.0 million in 1995. Sales from the floor covering distribution business declined $4.3 million (9%) and carpet manufacturing activity sales increased $0.6 million (2%).

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

EFP

Comparison of 1997 to 1996

         Net sales increased 5% to $33.0 million in 1997 compared to $31.5 million in 1996. EFP's Components (as defined under Business) sales increased $1.9 million, on the strength of new business including the door core business started in 1996.

         Cost of sales increased 4% to $25.9 million in 1997 from $25.0 million in 1996. Accordingly, gross profit increased 9% to $7.1 million (22% of net sales) in 1997 compared to $6.5 million (21% of net sales) in 1996. The increase in gross profit was due to a decrease in material costs which was offset by higher labor costs resulting from changes in product mix.

         Selling, general and administrative expense increased 5% to $4.0 million (12% of net sales) in 1997 compared to $3.8 million (12% of net sales) in 1996.

         EFP's operating income increased 11% to $3.0 million (9% of net sales) in 1997 compared to $2.7 million (9% of net sales) in 1996.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         EFP's operating income increased 58% to $2.7 million (9% of net sales) in 1996 compared to $1.7 million (6% of net sales) in 1995.

MIC Group

Comparison of 1997 to 1996

         Net sales increased 12% to $28.6 million in 1997 compared to $25.5 million in 1996. The increase was attributable to an increased demand for MIC's products and services due to increased levels of activity in the energy exploration and production business.

         Cost of sales increased 17% to $20.6 million in 1997 compared to $17.6 million in 1996. Gross profit increased 3% to $8.0 million (28% of net sales) in 1997 compared to $7.9 million (31% of net sales) in 1996. Labor costs increased $1.4 million or 18% primarily due to increased training costs.

         Selling, general and administrative expense increased 6% to $3.3 million (12% of net sales) compared to $3.1 million (12% of net sales) in 1996, principally because of increased sales personnel and related costs.

         Operating income decreased 2% to $4.7 million during 1997, or 16% of net sales, compared to $4.8 million or 19% of net sales in 1996.

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

Liquidity and Capital Resources

         During 1997 net cash used by operations was $2.5 million compared to net cash provided by operations of $10.7 million during 1996. Overall changes in working capital used cash of $7.2 million during 1997 primarily due to a build up in working capital at Morgan as the result of a large shipment during late December and increased inventory in response to a $5.0 million increase in

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


backlog at December 31, 1997. Cash used by operations was funded by revolver borrowings which increased $11.5 million during 1997. Capital expenditures of $7.3 million were partially funded by the proceeds from the sale of real properties by Lowy and the remainder funded by revolver borrowings.

         The Company's ability to borrow under its Revolving Loan Agreement depends on the amount of eligible collateral which is dependant on certain advance rates applied to the value of accounts receivables and inventory. At March 13, 1998 the Company had unused available borrowing capacity of $5.7 million under the terms of the Revolving Loan Agreement. At December 31, 1997 the Company had total borrowing capacity of $50.0 million, of which $4.6 million was used to secure letters of credit and $0.7 million was used to secure trade finance borrowings. Additionally, $38.2 million had been borrowed to fund operations resulting in unused available borrowing capacity of $6.5 million. The decline in unused available borrowing capacity is primarily due to the build up in working capital at Morgan in advance of the seasonal consumer rental business.

         The Company's Radco subsidiary, which is a non-guarantor subsidiary under the terms of the bond indenture, concurrently with the acquisition of substantially all the assets of MTA, entered into a three-year revolving credit agreement with the Company's revolving credit lender. The agreement provides for borrowings of up to the lesser of $5,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of Radco. The revolving loan agreement provides for borrowing at a variable rate of interest, based on the U.S. prime rate (8.5 percent at December 31, 1997), and expires October 31, 2000. The arrangement allows Radco to borrow funds and provides for the guarantee of letters of credit. Radco used proceeds of approximately $1.7 million to finance the acquisition of the MTA assets. At December 31, 1997, Radco had total borrowing capacity of approximately $1.8 million  and unused net  available  borrowing  capacity  of  approximately  $0.2 million.

         As discussed in Notes 8 and 9 to the Consolidated Financial Statements, the Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends and restrict certain corporate activities.

        The Company has signed a letter of intent to sell the assets of the Lowy Distribution business and has retained investment bankers to evaluate the possible sale of the Blue Ridge carpet manufacturing business of Lowy Group. Proceeds from the possible sale of these business units would be used to repay revolver borrowings. Any remaining proceeds, under the terms of the bond indenture, would be required to be re-invested in the business within one year. There are no assurances that the sales will occur. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below.

         The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices, and that its cash balances and the borrowing availability under the Revolving Credit Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditure and working capital requirements and its known obligations. The Company's management believes that its options related to TAG include the resolution of operating problems or the possible sale of the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


operations, both resulting in improved liquidity, however, there are no assurances that these events will occur. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below.

Other Matters

         The Company is significantly leveraged and has a $4.2 million stockholder's deficit at December 31, 1997. Through its floating rate debt, the Company is subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company places significant reliance on a relatively few number of customers with two customers accounting for 18% of 1997 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

       The Company has net operating loss carryforwards of approximately $28.3 million for U.S. federal income tax purposes at December 31, 1997, which if not utilized, will begin to expire in 2002. The Company has recorded a valuation allowance of $2.1 million and $.7 million, during the years ended December 31,1997 and 1996, respectively, against the net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $8.3 million ($10.6 million net of a valuation allowance of $2.3 million) of benefits attributable to such tax planning strategies. The Company believes that after consideration of its options concerning the operations of TAG, which incurred significant losses during 1997, 1996 and 1995,and other tax planning strategies, that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

         Inflation historically has not materially affected the Company's business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures. The Company believes that generally it has been able to increase its selling prices to offset increases in costs due to inflation.

        Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

         The Company's subsidiaries are evaluating plans to modify their information technology systems to recognize the year 2000. The modifications are expected to be substantially complete by mid-1999 and to cost between $1.0 million and $2.0 million. This estimate excludes the costs to upgrade and replace systems in the normal course of business. The project is not expected to significantly

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


affect operations. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" below.

         Although all of the Subsidiaries have reviewed the benefits of the adoption of ISO 9000, an internationally recognized certification regarding production practices and techniques employed in manufacturing processes, only MIC Group and EFP, at its facility in Indiana, have obtained certification. The implementation of this standard is in recognition of the international nature of a number of MIC Group's customers as well as being reflective of the high precision nature of the services of both companies. EFP and the Raider division of TAG have plans to implement the standard, EFP at its other locations, within the next two years. The Company believes that, except for MIC Group and EFP, none of the customers of the Company have requested or expect the adoption by the Company of ISO 9000.

         The Subsidiaries have historically made payments to a partnership and a corporation controlled by Mr. Poindexter in the form of allocated overhead expenses, consulting services and management fees. Since the consummation of the Note Offering, the Company has paid fees to that corporation for, among other things, services provided by Messrs. Poindexter and Magee. The Company charges the Subsidiaries for their use of funds and for stewardship services provided to them by the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) any sale of a business unit is subject to many factors including terms considered satisfactory to the management of the Company; and (3) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 8.           Financial Statements and Supplementary Data

Index to Financial Statements:                                             Page

Report of Independent Auditors (Ernst & Young LLP) ...................      29
Report of Independent Public Accountants (Arthur Andersen LLP) .......      30
Consolidated Balance Sheets as of December 31, 1997 and 1996 .........      31
Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995 ................................      32
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995 ................................      33
Consolidated Statements of Stockholder's Equity (Deficit)
     for the years ended December 31, 1997, 1996 and 1995 ............      34
Notes to Consolidated Financial Statements ...........................      35

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 ERNST & YOUNG LLP

Houston, Texas
March 6, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To J.B. Poindexter & Co., Inc.:

We have audited the accompanying consolidated statement of operations, cash flows and stockholder's equity of J.B. Poindexter & Co., Inc. (a Delaware
Corporation) and subsidiaries, for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of J.B. Poindexter & Co., Inc. and subsidiaries for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
March 29, 1996

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                                          December 31,
                                                                                          ------------
                                                                                        1997         1996
                                                                                    ---------     --------
Current assets
     Restricted cash ............................................................   $   3,191    $   2,607
     Accounts receivable, net of allowance for doubtful accounts of
              $1,900 and $1,863, respectively ...................................      36,546       31,258
     Inventories, net ...........................................................      50,305       48,612
     Deferred income taxes ......................................................       2,277        2,588
     Prepaid expenses and other .................................................       1,660        2,139
                                                                                    ---------    ---------
              Total current assets ..............................................      93,979       87,204
Property, plant and equipment, net ..............................................      46,329       51,097
Goodwill, net ...................................................................      21,919       21,773
Deferred income taxes ...........................................................       5,259        5,174
Other assets ....................................................................       7,873        8,233
                                                                                    ---------    ---------
Total assets ....................................................................   $ 175,359    $ 173,481
                                                                                    =========    =========

                    LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
     Short-term debt ............................................................   $     428    $     917
     Current portion of long-term debt ..........................................       1,376        1,885
     Borrowings under revolving credit facilities ...............................      39,763       28,238
     Accounts payable ...........................................................      14,473       14,624
     Accrued compensation and benefits ..........................................       5,887        7,427
     Accrued income taxes .......................................................         196          372
     Accrued warranty liabilities ...............................................       2,682        2,799
     Other accrued liabilities ..................................................       9,735        8,576
                                                                                    ---------    ---------
              Total current liabilities .........................................      74,540       64,838
                                                                                    ---------    ---------
Noncurrent liabilities
     Long-term debt, less current portion .......................................     102,291      102,767
     Employee benefit obligations and other .....................................       3,269        2,846
                                                                                    ---------    ---------
              Total noncurrent liabilities ......................................     105,560      105,613
                                                                                    ---------    ---------
Commitments and contingencies
Stockholder's equity (deficit)
     Common stock and paid-in capital ...........................................      16,486       16,486
     Cumulative translation adjustment ..........................................        (186)          39
     Accumulated deficit ........................................................     (21,041)     (13,495)
                                                                                    ---------    ---------
              Total stockholder's equity (deficit) ..............................      (4,741)       3,030
                                                                                    ---------    ---------
              Total liabilities and stockholder's equity (deficit) ..............   $ 175,359    $ 173,481
                                                                                    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                        Year Ended December 31,
                                                        -----------------------
                                                     1997         1996         1995
                                                  ---------    ---------    ---------
Net sales .....................................   $ 447,536    $ 432,387    $ 450,716
Cost of sales .................................     351,580      337,957      365,313
                                                  ---------    ---------    ---------
Gross profit ..................................      95,956       94,430       85,403
Selling, general and administrative expense ...      86,106       84,062       81,971
Closed and excess facility costs ..............       2,306        1,375         --
Other income, net .............................      (3,197)         (76)      (1,211)
                                                  ---------    ---------    ---------
Operating income ..............................      10,741        9,069        4,643
Interest expense ..............................      16,894       16,214       15,901
                                                  ---------    ---------    ---------
Loss before income taxes and extraordinary loss      (6,153)      (7,145)     (11,258)
Income tax provision (benefit) ................       1,393         (991)      (2,722)
                                                  ---------    ---------    ---------
Loss before extraordinary loss ................      (7,546)      (6,154)      (8,536)
Extraordinary loss on early extinguishment of
    debt, net of income tax benefit of $135 ...        --            260         --
                                                  ---------    ---------    ---------
 Net loss .....................................   $  (7,546)   $  (6,414)   $  (8,536)
                                                  =========    =========    =========

Basic and diluted loss per share:
    Loss before extraordinary loss ............   $  (2,467)   $  (2,012)   $  (2,790)
    Extraordinary loss ........................        --            (85)        --
                                                  ---------    ---------    ---------
    Net income (loss) .........................   $  (2,467)   $  (2,097)   $  (2,790)
                                                  =========    =========    =========

Weighted average shares outstanding ...........       3,059        3,059        3,059
                                                  =========    =========    =========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                      1997        1996        1995
                                                                                      ----        ----        ----
Net loss .......................................................................   $ (7,546)   $ (6,414)   $ (8,536)
Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
     Depreciation and amortization .............................................     12,382      11,862      11,155
     Extraordinary loss on early extinguishment of debt,
         net of tax ............................................................       --           260        --
     Closed and excess facility costs ..........................................      1,834        --          --
     (Gain) loss on sale of facilities and equipment ...........................     (2,545)         19      (1,144)
     Deferred federal income tax provision (benefit) ...........................        229      (1,875)     (3,875)
     Other .....................................................................        344         453          96
Increase (decrease) in assets and liabilities net of the effect of acquisitions:
     Accounts receivable .......................................................     (4,903)      2,590         923
     Inventories ...............................................................     (1,077)      3,325       5,126
     Prepaid expenses and other ................................................        485         160          71
     Accounts payable ..........................................................       (151)        798     (13,430)
     Accrued income taxes ......................................................       (378)          9         224
     Other accrued liabilities .................................................     (1,189)       (500)      1,229
                                                                                   --------    --------    --------
         Net cash provided by (used in) operating activities ...................     (2,515)     10,687      (8,161)
                                                                                   --------    --------    --------
Cash flows used in investing activities:
     Purchase of businesses, net of cash acquired ..............................     (2,700)       --       (10,277)
     Proceeds from disposition of facilities and equipment .....................      3,674         416       2,988
     Proceeds from sale of short-term investments ..............................       --          --           180
     Acquisition of property, plant and equipment ..............................     (7,262)     (8,091)    (11,870)
     Other .....................................................................       (145)        178         (34)
                                                                                   --------    --------    --------
         Net cash used in investing activities .................................     (6,433)     (7,497)    (19,013)
                                                                                   --------    --------    --------
Cash flows provided by financing activities:
     Net proceeds of revolving lines of credit .................................     11,037         683      21,615
     Payments of long-term debt and capital leases .............................     (1,298)     (2,228)     (1,848)
     Debt issuance costs .......................................................       (207)       (752)       --
                                                                                   --------    --------    --------
         Net cash provided (used in) financing activities ......................      9,532      (2,297)     19,767
                                                                                   --------    --------    --------
              Increase (decrease) in restricted cash ...........................        584         893      (7,407)
Restricted cash beginning of period ............................................      2,607       1,714       9,121
                                                                                   --------    --------    --------
Restricted cash end of period ..................................................   $  3,191    $  2,607    $  1,714
                                                                                   ========    ========    ========
Supplemental information:
     Cash paid for income taxes ................................................   $  1,526    $  1,010    $    937
                                                                                   ========    ========    ========
     Cash paid for interest cost ...............................................   $ 15,029    $ 16,211    $ 14,873
                                                                                   ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 and 1997
                  (Dollars in thousands, except share amounts)



                                           Shares of      Common        Retained      Currency
                                            Common      Stock and       Earnings    Translation
                                             Stock   Paid-in Capital    (Deficit)    Adjustment        Total
                                             -----   ---------------    ---------    ----------        -----

December 31, 1994 ...................         3,059      $ 16,486      $  1,326       $   --         $ 17,812
         Net loss ...................          --            --          (8,536)          --           (8,536)
         Pension liability adjustment          --            --             129           --              129
         Translation adjustment .....          --            --            --               46             46
                                           --------      --------      --------       --------       --------
December 31, 1995 ...................         3,059        16,486         1,326           --            9,451
         Net loss ...................          --            --          (6,414)          --           (6,414)
         Translation adjustment .....          --            --            --               (7)            (7)
                                           --------      --------      --------       --------       --------
December 31, 1996 ...................         3,059        16,486       (13,495)            39          3,030
         Net loss ...................          --            --          (7,546)          --           (7,546)
         Translation adjustment .....          --            --            --             (225)          (225)
                                           --------      --------      --------       --------       --------
December 31, 1997 ...................         3,059      $ 16,486      ($21,041)      $   (186)      ($ 4,741)
                                           ========      ========      ========       ========       ========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization & Business:

     J. B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and together with JBPCO, the "Company") operate primarily manufacturing and wholesale distribution businesses. JBPCO and the Subsidiaries are controlled by John B. Poindexter.

    Morgan Trailer Manufacturing Co. ("Morgan") Acquired January 12, 1990, Morgan manufactures truck bodies for dry freight and refrigerated vans (excluding those made for pickup trucks and tractor trailer trucks). Its customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles.

    Effective July 1,1997 Morgan acquired the assets of Gem-Top Manufacturing, Inc. ("Gem-Top") from the Truck Accessories Group, Inc. Gem-Top manufactures and distributes light truck caps primarily to commercial customers and was originally acquired on March 16, 1993. Since both companies are under common control the acquisition was accounted for in a manner similar to a pooling of interests.

    Truck Accessories Group, Inc., ("TAG") Acquired on August 14, 1987, TAG is a manufacturer and distributor of pickup truck "caps" and tonneau covers which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. In addition, TAG distributes other accessories for light trucks, minivans and sports utility vehicles. TAG operations are organized into two separate and distinct operating divisions: TAG Manufacturing Division, manufactures caps and tonneau covers and certain other accessories; TAG Distribution Division, operates as a retail and wholesale distributor of products manufactured by TAG divisions and other suppliers.

     The TAG Manufacturing Division includes Leer, which was acquired on August 14, 1987, 20th Century Fiberglass which was acquired June 29, 1995, and Raider Industries Ltd., a Saskatchewan, Canada corporation that acquired the cap manufacturing businesses of Raider and Lo Rider on June 30, 1995.

    The TAG Distribution Division includes Radco Industries, Inc., ("Radco") which was acquired on December 28, 1994. Century Distributing which was acquired June 29, 1995, and Midwest Truck After Market ("MTA") which was acquired October 31, 1997.

    Lowy  Group,  Inc.  ("Lowy  Group")  Acquired  August 30,  1991,  Lowy Group
operates  in  the  floor  covering   business  through  three  divisions.   Lowy
Distribution is a wholesale floor covering distributor that serves all or a portion of twelve Midwestern states through six company operated facilities. Blue Ridge Carpet Mills designs, manufactures and markets mid- to high-end commercial carpeting for sale throughout the United States and abroad. Courier Division uses state of the art equipment to dye and print patterns on commercial and residential carpeting that is manufactured by Blue Ridge and other unrelated companies.

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

     MIC Group Corp. ("MIC Group") Acquired on June 19, 1992, MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration industry.

2. Summary of Significant Accounting Policies:

    Principles of Consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

    Restricted Cash. At December 31, 1997 and 1996, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 8).

    Cash and Cash Equivalents. For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

    Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts. During the years ended December 31, 1997, 1996 and 1995, the Company charged to expense $779,000, $723,000, and $2,079,000, respectively, as a provision for doubtful accounts and deducted from the allowance $758,000, $1,486,000, and $714,000, respectively, for write-offs of bad debts.

    Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for certain operating companies and by the first-in, first-out (FIFO) method by other operating companies.

    Property, Plant and Equipment. Property, plant and equipment, including property under capital leases, are stated at cost. The cost of property under capital leases represents the present value of the future minimum lease payments at the inception of the lease. Depreciation and amortization is computed by using the straight-line method over the estimated useful lives of the applicable assets for financial reporting purposes and accelerated methods for income tax purposes.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    Foreign Currency Translation. The functional currency of a subsidiary of one of the Company's Subsidiaries is the applicable local currency. The translation of the foreign currency into U.S. Dollars is performed for balance sheet accounts using the exchange rate in effect at the balance sheet date and for income statement accounts using a weighted average exchange rate for the period. The gains or losses resulting from such translation are included as a separate component of stockholder's equity (deficit).

     Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" ("SFAS130") and Statement of Financial Accounting Standards No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Both SFAS 130 and SFAS 131 will be adopted in 1998.

        SFAS 130 establishes standards for the reporting and display of comprehensive income in the financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non- owner sources. SFAS 130 is not expected to have a significant impact on the Company's results of operations or financial position.

        SFAS 131 changes the way segment information is presented from an industry segment approach to a management approach, segments are determined based on the operations regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. The Company has not completed its evaluation of the impact of SFAS 131 on its financial statements.

        In February  1998,  the FASB issued  Statement of  Financial  Accounting
Standards No. 132 - "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") that revises existing disclosure requirements of SFAS 87 "Employers' Accounting for Pensions" and SFAS 106 "Employers' Accounting for Postretirement Benefits other than Pensions". The Company will adopt SFAS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


132 in 1998 and does not expect it to have an impact on the Company's results of operations or financial position.

3.  Acquisitions:

        Effective October 31, 1997 Radco, a subsidiary of TAG, acquired substantially all of the assets of MTA. MTA, based in Tulsa, Oklahoma, was a wholesale distributor of light truck and vehicle accessories. Radco paid approximately $2.5 million of which $2.1 million was paid in cash and $0.5 million evidenced by a 9% promissory note payable in 20 consecutive quarterly installments of principal and interest. Radco also assumed $100,000 in closing fees

        Concurrently with the acquisition, Radco entered into a five year non-compete agreement and a six month consulting agreement with the owner of MTA pursuant to which the owner will be compensated for providing continuing services to, and not competing with, Radco. Radco will pay the owner an aggregate of $100,000 each year under the terms of the non-compete agreement.

    The Company's consolidated results of operations on an unaudited pro forma basis, as though MTA, had been acquired on January 1, 1996 are as follows (Dollars in thousands, except per share amounts):
                                                           1997           1996
                                                           ----           ----
                                                               (Unaudited)
Net sales .............................................$ 454,513      $ 440,850
Operating income ......................................   11,043          9,832
Loss before extraordinary loss ........................   (7,507)        (5,875)
Net loss ..............................................   (7,507)        (6,135)

Net loss per common share before extraordinary loss ...   (2,454)        (1,921)
Net loss per common share .............................   (2,454)     $  (2,005)

        These pro forma results are presented for informational purposes only and do not purport to show the actual results which would have occurred had the business combinations been consummated on January 1, 1996.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Inventories:

   Consolidated net inventories consist of the following (dollars in thousands):
       December 31,
                                                1997         1996
                                                ----         ----
FIFO Basis Inventory:
        Raw Materials ..................      $14,580      $13,231
        Work in Process ................       13,450       12,052
        Finished Goods .................       11,327       12,436
                                              -------      -------
                                               39,357       37,719

LIFO Basis Inventory:
        Raw Materials ..................        2,160        2,041
        Work in Process ................        1,658        1,595
        Finished Goods .................        7,130        7,257
                                              -------      -------
                                               10,948       10,893
Total Inventory ........................      $50,305      $48,612
                                              =======      =======

        If the FIFO method had been used for all inventory, inventory would have approximated inventory valued on a LIFO basis at December 31, 1997 and at December 31, 1996.

        Inventories are stated net of an allowance for excess and obsolete inventory of $1,270,000 and $1,754,000 at December 31, 1997 and 1996,
respectively. During the years ended December 31, 1997, 1996 and 1995, the Company charged to expense and other accounts $2,243,000, $2,453,000 and $1,795,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $2,727,000, $1,727,000 and $1,341,000, respectively, for write-offs of excess and obsolete inventory.

5. Closed and Excess Facilities and Assets Held for Sale

        During 1997 Morgan committed to a plan to dispose of its idle facility in Mexico in 1998. Accordingly, Morgan began marketing the property and, based on an estimate of the fair value less the cost to sell the property, wrote down the carrying value by $558,000 which was included in Closed and Excess Facility Cost in the accompanying consolidated statement of operations for the year ended December 31, 1997. The Mexico facility has a net book value of $1,200,000 at December 31, 1997, which is included in Property, Plant and Equipment.

        In 1997 TAG Distribution closed eight unprofitable stores and its administrative office, and TAG Manufacturing incurred additional unexpected expenses with respect to manufacturing facilities closed during 1996. The closure of these excess facilities resulted in a charge of $1,748,000 for the year ended December 31, 1997. In 1996, TAG Distribution closed four unprofitable stores and TAG Manufacturing closed two manufacturing facilities, resulting in a charge of $1,375,000 for the year ended December 31, 1996. Both such charges are included in Closed and Excess Facility Cost in the accompanying consolidated statements of operations. Of these charges $1,111,000 in 1997 and $453,000 in 1996 were non-cash expenses related to the write-down or disposal of assets during those years. At December 31, 1997 accrued expenses included $547,000 with respect to severance costs and lease obligations which run through

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


September 1999. Approximately $271,000 of this accrual will be paid in 1998 and the remainder will be paid in 1999.

       The Company received a letter of intent, dated December 23, 1997, to sell the assets of the Lowy Distribution division of Lowy Group Inc. At December 31, 1997 Lowy Distribution assets subject to sale were $9,547,000 less liabilities of approximately $3,406,000. During the years ended December 31, 1997, 1996 and 1995 Lowy Distribution sales were $37,902,000, $41,501,000 and $45,785,000 and operating income was $3,039,000, $628,000 and $1,521,000, respectively. Operating profit during the year ended December 31, 1997 included gains on the sales of certain real estate of $2,738,000. The anticipated sales proceeds from the disposal of Lowy Distribution's assets approximate their carrying value at December 31, 1997. Any sale is subject to many factors including terms considered satisfactory to the management of the Company and no assurances can be made that these transactions will occur.

       During the year ended December 31, 1997, Lowy Group sold two warehouse facilities and realized a gain of $3,233,000. Operations in New Brighton were moved to a new leased location. The facility in Ankenny was sold and leased back for a term of 10 years. The deferred gain on sale of $622,000 will be recognized over the period of the lease. The gain recognized during 1997 of $2,738,000 has been included in Other Income, net.

6.  Long Lived Assets

        Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following (Dollars in thousands):

                                       Range of Useful Lives        1997           1996
                                       ---------------------      -------        -------
Land ....................................            --          $  4,065       $  4,122
Buildings and improvements ..............           5-32           20,722         21,012
Machinery and equipment .................           3-10           54,981         50,332
Furniture and fixtures ..................           2-10            7,959          7,385
Transportation equipment ................           2-10            3,867          4,129
Leasehold improvements ..................           3-10            5,244          5,449
Construction in progress ................            --             2,795          3,647
                                                                 --------       --------
                                                                   99,633         96,076
Accumulated depreciation and amortization                         (53,304)       (44,979)
                                                                 --------       --------
Property, plant and equipment, net ......                        $ 46,329       $ 51,097
                                                                 ========       ========

     Depreciation expense was $9,701,000, $9,191,000 and $8,364,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Other assets and goodwill as of December 31, 1997 and 1996, consist of the following (Dollars in thousands):

                                                                1997                             1996
                                                    --------------------------      ---------------------------
                                Amortization        Accumulated       Net Book      Accumulated       Net Book
                                    Period          Amortization        Value       Amortization        Value
                                    ------          ------------        -----       ------------        -----
Other Assets:
  Cash surrender value of
    life insurance ............       --             $     --        $    2,345      $     --        $    2,077
  Agreements not-to-compete ...      3-6                    901           1,275           3,467           1,581
  Debt issuance costs and other      3-10                 2,229           4,253           1,426           4,575
                                                     ----------      ----------      ----------      ----------
Total .........................                      $    3,130      $    7,873      $    4,893      $    8,233
                                                     ==========      ==========      ==========      ==========
Goodwill ......................      25-40           $    7,900      $   21,919      $    6,727      $   21,773
                                                     ==========      ==========      ==========      ==========

       Goodwill is being amortized on a straight-line basis over forty years for Morgan and twenty-five years for TAG.

        In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the years ended December 31, 1997, 1996 and 1995, TAG incurred operating losses of $10.1 million, $6.9 million and $12.1 million, respectively. The continued losses at TAG have resulted in management reviewing various options related to the TAG business. The events and circumstances resulting in the operating performance indicated that assets of certain TAG operations, amounting to $24.3 million, may be impaired. However, an estimate of undiscounted cash flows from these assets indicated that the carrying values of the assets would be expected to be recovered over the useful life of the assets. Management's options related to the TAG business include the possible sale of all or part of the business, however, management has not committed to a formal plan to dispose of all or part of the TAG business. The financial statements have, therefore, been prepared assuming that the Company continues to operate TAG. However, should the Company decide in the future to dispose of all or part of TAG the Company could incur a loss on sale of up to $20.0 million. Similarly, it is reasonably possible that the estimate of undiscounted future cash flows could change in the future requiring the recognition of an impairment loss.


7.     Short-term debt:

           Short-term debt as of December 31, 1997 and 1996, consists of the following (Dollars in thousands):

                                                                              1997      1996
                                                                              ----      ----
   Morgan:
   Bankers' acceptances generally 180 day terms with interest rates ranging
   from 4.9% to 7.7% ...................................................      $428      $917
                                                                              ====      ====

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Revolving Credit Agreements:

        Amounts outstanding under the Revolving Credit Agreement as of December 31, 1997 and 1996 were (in thousands):

                                                                    1997         1996
                                                                    ----         ----

$50,000,000 revolving loan due June 1999 ...................      $38,154      $28,238
 $5,000,000 revolving loan due October 2000 ................        1,609         --
                                                                  -------      -------
                Total ......................................      $39,763      $28,238
                                                                  =======      =======

        On June 28, 1996, the Company entered into a senior secured revolving loan agreement (Revolving Loan Agreement) providing for borrowing by its Subsidiaries of up to $50.0 million. The arrangement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $50,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates vary by subsidiary and range between 75 percent and 85 percent for receivables and between 40 percent and 60 percent for inventory. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 5.6 percent at December 31, 1997) or U.S. prime rate (8.5 percent at December 31, 1997), and expires June 28, 1999. Interest is payable monthly including a fee of one-half of one percent on the amount of unused borrowings. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 1997, the Company had total borrowings of $38,154,000, bank acceptances of $428,000 and letters of credit and foreign exchange accommodations of $4,931,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 1997, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $6,487,000.

        During the year ended December 31,1996 the Company wrote off certain capitalized financing costs and recorded an extraordinary loss of $260,000, net of tax benefits, as a result of refinancing the revolver debt.

        The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Accordingly, balances outstanding under the Revolving Loan Agreement are classified as a current liability. The Revolving Loan Agreement also contains restrictive covenants which among other things restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1997, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement.

        Radco is a non-guarantor of the Company's Senior Notes (See Note 9) and is not a Subsidiary Guarantor under the terms of the Company's Revolving Loan Agreement. Concurrent with the acquisition of substantially all the assets of MTA, Radco entered into a three-year revolving credit agreement providing for borrowings of up to the lesser of $5,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of Radco. The advance rates are 80 percent for receivables and 60 percent for inventory. The revolving loan agreement provides for borrowing at a

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

variable rate of interest, based on the U.S. prime rate (8.5 percent at December 31, 1997), and expires October 31, 2000. Interest is payable monthly including a fee of one quarter percent on the amount of unused borrowings. Radco used proceeds of approximately $1.7 million to finance the acquisition of the MTA assets. The arrangement allows Radco to borrow funds and provides for the guarantee of letters of credit.

        At December 31, 1997, Radco had total borrowings of $1,609,000, and unused available borrowing capacity totaling approximately $.2 million.

        The Company used proceeds from the Revolving Loan Agreement, entered into on June 28, 1996 to repay all borrowings under the Revolving Credit Agreement entered into on May 23, 1994. The Revolving Credit Agreement contained numerous restrictive covenants, which, among other things, restricted the ability of the Company to dispose of assets and incur debt and restrict certain corporate activities. In addition, the Company was required to maintain specified financial covenants including a minimum net worth and debt coverage ratio. At December 31, 1995, the Company was not in compliance with the minimum net worth requirements or the debt coverage ratio as specified by the Revolving Credit Agreement and borrowings by certain subsidiaries had exceeded their borrowing base.

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

        Subsequent to December 31, 1995, upon determination of the available borrowing base, the Company took action to conform the borrowings of the subsidiaries to the limits of the then available borrowing bases. In addition, the lenders agreed to waive the covenant violations and to amend the financial covenants of the Revolving Credit Agreement through its May 1997 expiration subject to completion of certain documentation requirements.

9.  Long-term debt and Note Offering:

        Long-term debt as of December 31, 1997 and 1996 consists of the following (Dollars in the table in thousands):

                                                                                  1997            1996
                                                                                  ----            ----
JBPCO:
        12 1/2% Senior Notes due 2004 ..................................      $ 100,000       $ 100,000
                                                                              ---------       ---------

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TAG:
        Note payable, due October 1, 2002, quarterly principal payments
           of $25,000 plus interest at 9% ..............................            500            --
        Note payable, due June 15, 2000, monthly principal payments of $26,666 plus interest at U.S. prime, (8.5% at
            December 31, 1997) .........................................            800           1,120
        Obligations under various non-compete agreements ...............          1,384           1,490
        Obligations under capital leases ...............................            196             589
                                                                              ---------       ---------
                                                                                  2,880           3,199
                                                                              ---------       ---------
Morgan:
        Capital lease obligation due in monthly installments of $17,704
           including interest at 8.2%, through May 10, 1998 ............             90             284
        Other ..........................................................           --                28
                                                                              ---------       ---------
                                                                                     90             312
                                                                              ---------       ---------
Lowy Group:
        Life insurance policy loans, secured by the cash surrender value accumulated on each policy, balances are payable at the
           termination of the policy. Interest rates range from 5%
           to 8.6% .....................................................            190             184
        Other ..........................................................           --                 3
                                                                              ---------       ---------
                                                                                    190             187
                                                                              ---------       ---------
EFP:
        Various equipment notes, due in monthly or annual installments, interest from 8.12% to 10%, with maturities from May 1997 to
        September 1999, each collateralized by specific assets .........            478             678
        Other ..........................................................           --                83
                                                                              ---------       ---------
                                                                                    478             761
                                                                              ---------       ---------

MIC Group:
        Covenant not-to-compete.........................................             29             193
                                                                              ---------       ---------

Total long-term debt ...................................................        103,667         104,652
Less current portion ...................................................          1,376           1,885
                                                                              ---------       ---------
Long-term debt, less current portion ...................................      $ 102,291       $ 102,767
                                                                              =========       =========


        The Senior Notes Indenture contains restrictive covenants which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1997, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

        The Company's obligations under the Senior Notes are guaranteed by each directly wholly-owned Subsidiary of JBPCO (the "Subsidiary Guarantors"). Each
guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged substantially all of their assets. Separate financial

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements of the Subsidiary Guarantors are not included because (a) all the Subsidiary Guarantors provide the Guarantees, and (b) the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis. Condensed financial information for the Subsidiary Guarantors and non-guarantor subsidiaries, as a group, is included in Note 17.

        The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 1997 to be $110,000,000 based on their publicly traded value at that date compared to a recorded amount of $100,000,000 as of December 31, 1997.

     Maturities. Aggregate principal payments on long-term debt for the next five years subsequent to December 31, 1997, are as follows (In thousands):

1998 ...................................      $  1,376
1999 ...................................         1,181
2000 ...................................           623
2001 ...................................           200
2002 ...................................           100
Thereafter .............................       100,187
                                              --------
                                              $103,667
                                              ========

10. Operating Leases:

         The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 1997 are as follows (Dollars in thousands):

1998 ...................................      $ 8,242
1999 ...................................        6,075
2000 ...................................        3,654
2001 ...................................        2,556
2002 ...................................        2,086
                                              -------
                                              $22,613
                                              =======

     Total rental expense under all operating leases was $8,417,000,  $7,694,000
and  $7,617,000  for  the  years  ended  December  31,  1997,   1996  and  1995,
respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Income Taxes:

     The income tax provision (benefit) consists of the following for the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands):

                                       1997          1996          1995
                                       ----          ----          ----
Current:
 Federal .....................      $  --         $  --         $  --
 State .......................        1,166           884         1,172
 Foreign .....................         --            --            --
Deferred:
 Federal .....................          525        (1,945)       (3,666)
 State .......................         (299)           70          (146)
 Foreign .....................         --            --             (82)
                                    -------       -------       -------
Income tax provision (benefit)      $ 1,393       $  (991)      $(2,722)
                                    =======       =======       =======

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands):

                                                             1997                      1996                    1995
                                                      ------------------       -----------------        ------------------
                                                       Amount        %          Amount        %          Amount        %

Tax provision (benefit) at statutory
   Federal income tax rate .....................      $(2,093)       34%       $(2,430)       34%       $(3,828)       34%
Valuation allowance ............................        1,277       (21)           --         --            --         --
Goodwill amortization ..........................          239        (4)           335        (5)           268        (2)
Non deductible expenses ........................          196        (3)           --         --            --         --
Federal income tax provision on foreign earnings          225        (4)           --         --            --         --
Expiration of ITC ..............................          663       (11)           --         --            --         --
State income taxes, net of Federal income
 tax benefit ...................................          474        (8)           517        (7)           980        (9)
Losses (profit) from foreign corporations ......          (52)        1            368        (5)           --         --
Other ..........................................          464        (7)           219        (3)          (142)        1
                                                      -------       ---        -------       ---        -------       ---
Provision (benefit) for income taxes
  and effective tax rates ......................      $ 1,393       (23%)      $  (991)       14%       $(2,722)       24%
                                                      =======       ===        =======       ===        =======       ===



         Deferred taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 1997 and 1996 are comprised of the following (Dollars in thousands):

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    1997             1996
                                                    ----             ----
Current deferred tax (assets):
Allowance for doubtful accounts ........      $     (994)      $     (764)
Employee benefit accruals and reserves .          (1,031)            (997)
Warranty liabilities ...................            --               (118)
Excess facility costs ..................            (252)            (328)
Other ..................................            --               (381)
                                              ----------       ----------
   Total current deferred tax (assets) .          (2,277)          (2,588)
Long term deferred tax (assets):
Tax benefit carryforwards ..............         (10,635)         (10,343)
Warranty liabilities ...................          (1,235)            (932)
Non-compete agreements .................            (579)            --
Other ..................................            (198)            --
Valuation allowance ....................           2,312            1,035
                                              ----------       ----------
   Total long term deferred tax (asset)          (10,335)         (10,240)
Long term deferred tax liabilities:
Depreciation and amortization ..........           3,645            4,603
Other ..................................           1,431              463
                                              ----------       ----------
   Net long term deferred tax (asset) ..          (5,259)          (5,174)
                                              ----------       ----------
           Net deferred tax assets .....      $   (7,536)      $   (7,762)
                                              ==========       ==========

       Tax Carryforwards. The Company has investment tax credit carryforwards of approximately $189,000 for U.S. federal income tax purposes which will expire between 1998 and 2001 if not previously utilized. The company has recorded a valuation allowance of $189,000 against the investment tax credit carryforward as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has alternative minimum tax credit carryforwards of approximately $817,000 for U.S. federal income tax purposes which may be carried forward indefinitely. The utilization of the alternative minimum tax credit carryforward is restricted to the taxable income of one Subsidiary. In addition, the Company has net operating loss carryforwards of approximately $28.3 million for U.S. federal income tax purposes at December 31, 1997, which if not utilized, will begin to expire in 2002. The Company has recorded a valuation allowance of $2.1 million and $708,000, during the years ended December 31, 1997 and 1996, respectively, against the net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable.

       The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $8.3 million ($10.6 million net of a valuation allowance of $2.3 million) of benefits attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

12. Segment Data:

         The Company operates in three industry segments: Automotive, Floor Covering and Plastics and Other. The Automotive segment includes Morgan and TAG, the Floor Covering segment includes Lowy

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Group, and the Plastics and Other segment includes EFP and MIC Group. The Company operates principally in only one geographic segment (the United States). The following is a summary of the industry segment data for the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands):


                                                  Operating      Identifiable    Depreciation/     Capital
                                Net Sales           Income          Assets       Amortization    Expenditures
1997:
Automotive* .............      $  317,211       $   (1,389)      $  122,415      $    7,970      $    5,778
Floor Covering ..........          69,724            7,150           23,813             384             155
Plastics and Other ......          61,516            7,763           24,753           3,083           1,228
  JBPCO .................            (915)          (2,783)           4,378             945             101
                               ----------       ----------       ----------      ----------      ----------
    Consolidated ........      $  447,536       $   10,741       $  175,359      $   12,382      $    7,262
                               ==========       ==========       ==========      ==========      ==========

1996:
 Automotive* ............      $  304,119       $      138       $  115,594      $    7,207      $    6,093
 Floor Covering .........          71,343            3,927           23,815             617             304
 Plastics and Other .....          56,925            7,539           25,074           3,363           1,650
  JBPCO .................            --             (2,535)           8,998             675              32
                               ----------       ----------       ----------      ----------      ----------
    Consolidated ........      $  432,387       $    9,069       $  173,481      $   11,862      $    8,079
                               ==========       ==========       ==========      ==========      ==========

1995:
 Automotive .............      $  325,249       $   (2,227)      $  121,196      $    6,400      $    8,128
 Floor Covering .........          74,955            4,944           24,018             678             875
 Plastics and Other .....          50,512            4,644           26,024           3,308           2,704
 JBPCO ..................            --             (2,718)           9,556             769             163
                               ----------       ----------       ----------      ----------      ----------
    Consolidated ........      $  450,716       $    4,643       $  180,794      $   11,155      $   11,870
                               ==========       ==========       ==========      ==========      ==========

         *Includes a $2,306,000 and a $1,375,000 charge, during the years ended December 31, 1997 and 1996, respectively, associated with the closure or write down in carrying value of certain excess facilities.

13.  Stockholder's Equity:

         As of December 31, 1997 and 1996, there were 100,000 shares authorized and 3,059 shares outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

14.  Employee Benefit Plans:

Defined Contribution Plans

         JBPCO 401(k) Plan. Effective January 1, 1996, substantially all employees of the Company became eligible to participate in the JBPCO-sponsored 401(k) savings plan. This plan allows participating employees to contribute through salary deductions up to 15 percent of gross pay and provides for Company matching contributions up to two percent of gross pay as well as an annual discretionary contribution. Vesting in the Company matching contribution is 20 percent per year over the first five years. The

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company incurred expenses of $1,355,000 and $1,426,000 during the years ended December 31, 1997 and 1996, respectively, including administrative fees of approximately $75,000 in each year.

         The Subsidiaries (except MIC Group) had various defined contribution plans for their employees prior to January 1, 1996. Effective January 1, 1996 certain of these plans were merged into the JBPCO 401 (k) plan. Total employer contributions to remaining defined contribution plans for all Subsidiaries were $68,000, $40,000 and $932,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Each Subsidiary's plan is summarized below.

         Morgan. Morgan had a profit participation program for certain members of management which provided for payments to participants in 1995. This plan was terminated in 1995. Morgan maintains a separate all employee, noncontributory profit sharing plan which provides for an annual contribution at the discretion of the board of directors. This plan and the JBPCO 401(k) plan are administered under a master trust agreement, which became effective January 1, 1996. Contributions to the noncontributory profit sharing plan are based on the earnings of Morgan as defined under the plan agreement. Morgan made no contributions to the plan during the years ended December 31, 1997 and 1996 respectively.

         TAG. TAG had a profit sharing plan that covered substantially all full-time employees which was merged into the JBPCO 401(k) plan effective January 1, 1996.

         Lowy Group. Certain warehouse employees participate in a collectively-bargained, multi-employer defined contribution pension plan to which the Lowy Group makes required payments. The basis for contributions and the amount contributed is set forth in the collectively-bargained contract. Lowy Group makes discretionary contributions to individual retirement accounts established by and for the benefit of certain non-union employees. During the year ended December 31, 1997 Lowy contributed $29,000 to the plan.

         EFP. Certain employees of EFP who are covered by a collective bargaining agreement, participate in a defined contribution retirement plan whereby EFP's contribution is based on the number of hours worked. During the year ended December 31, 1997 EFP contributed $5,000 to the plan. Employees of EFP who were not covered by the collective bargaining agreement were eligible to participate in the employer-sponsored 401(k) profit sharing plan, which was merged into the JBPCO 401(k) plan effective January 1,1996.

         Substantially all employees of EFP's Astro division are covered by a defined contribution plan. The Money Purchase Pension Plan requires EFP to contribute four and one half percent of each participant's compensation as defined in the plan agreement. Vesting is based on years of service. During the year ended December 31,1997 EFP contributed $34,000 to the plan. Effective January 1, 1996, the EFP Astro division's 401(k) profit sharing plan was merged into the JBPCO 401(k) plan. Also, effective January 1, 1996, the contribution percentage to the money purchase pension plan was reduced to two and one half percent.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Defined Benefit Plans

         Morgan, Lowy Group, TAG and EFP have defined benefit plans as discussed below. The other Subsidiaries do not have defined benefit plans.

         Morgan. Morgan assumed future sponsorship of the NSSC (Morgan was merged into NSSC during 1993) pension plan and continues to make contributions to the plan in accordance with the funding requirements of the Internal Revenue Service. No further benefits have accrued subsequent to February 12, 1992. Plan assets consist primarily of investments in two bank funds and the plan is overfunded by approximately $493,000.

         Lowy Group. Lowy Group has an unfunded executive defined benefit plan whereby deferred compensation agreements provide a fixed amount of retirement benefits to key corporate and sales employees. The accumulated benefit obligation related to this plan is approximately $1.8 million at December 31, 1997 and 1996. Lowy Group makes no contributions to the plan, and no assets are held in trust to secure benefits accumulating in the plan. Lowy Group does, however, maintain life insurance policies to fund the plan obligations and accumulate cash surrender values. The cash surrender value of life insurance policies of which Lowy Group was beneficiary totaled $1,647,000 and $1,560,000 at December 31, 1997 and 1996, respectively, and is included in other non-current assets in the accompanying consolidated balance sheets. Payments made to retired individuals in the plan were $142,000, $136,000 and $147,000 in 1997, 1996 and 1995, respectively. The benefits are based on the employee's age at retirement and the fixed monthly benefit amount specified in each individual deferred compensation agreement. The actuarial present value of projected future benefits attributed to employee service to date represents the projected benefit obligation in the following table.

         EFP. EFP had a defined benefit plan covering substantially all full-time employees of one of its divisions. Benefits under the plan were based on years of service and a percentage of the employee's average monthly earnings. This plan was terminated effective April 15, 1996 and the assets distributed effective October 10, 1996. The Company realized a gain, during the year ended December 31, 1996, of approximately $200,000 upon termination of the plan. Participants of this plan became eligible to participate in the J.B. Poindexter & Co., Inc. 401(k) plan effective January 1, 1996.

         TAG. TAG had a defined benefit plan covering hourly employees of Gem Top working at least 1,000 hours per year. The normal retirement benefit is equal to $20 per month for each year of service. Normal retirement date is 65 years of age. The plan was frozen effective March 31, 1996, and at December 31, 1997 and 1996 plan assets approximated projected benefit obligations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of net periodic pension cost for the defined benefit plans of the Company are as follows (Dollars in thousands):

                                                         1997        1996          1995
                                                         ----        ----          ----
Service costs benefits earned during the year ....      $  72       $  75       $   254
Interest costs on projected benefit obligation ...        340         342           575
Actual return on plan assets .....................       (659)       (338)       (1,031)
Net amortization & deferral and other costs ......        461        (216)          544
                                                        -----       -----       -------
Net pension expense (income) .....................      $ 214       $(137)      $   342
                                                        =====       =====       =======

         The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996, and the significant assumptions used in accounting for the defined benefit plans (Dollars in table in thousands):

                                                                          1997          1996
                                                                          ----          ----
Accumulated benefit obligations ..................................      $ 4,817       $ 5,137
                                                                        =======       =======
Projected benefit obligations for services
  rendered to date, including vested benefits
  of $3,050,000 and $3,367,000 ...................................      $ 4,817       $ 5,137
Plan assets at fair value ........................................        3,543         3,511
                                                                        -------       -------
Projected benefit obligation in excess of plan assets ............       (1,274)       (1,626)
Unrecognized net (gain) loss from past experience
  different from that assumed and effects
  of changes in assumptions ......................................         (359)          (27)
Prior service cost not yet recognized in net periodic pension cost         --            --
Unrecognized transition cost .....................................         --            --
                                                                        -------       -------
Accrued pension liabilities ......................................      $(1,633)      $(1,653)
                                                                        =======       =======
Cash surrender value of Lowy Group's life insurance policies .....      $ 1,647       $ 1,560
                                                                        =======       =======
Major assumptions at measurement dates:
 Discount rate....................................................                    7.25% to 7.5%
 Expected long-term rate of return on plan assets.................                    8.0%


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

        Concentration  of Credit  Risk.  Concentration  of credit risk exists in three Subsidiaries. Morgan has two customers (truck leasing and rental companies) accounting for, on a combined basis, approximately 46%, 40% and 50% of Morgan's net sales during 1997, 1996 and 1995, respectively and 18%, 14% and 21% of consolidated net sales, respectively. EFP has three customers in the electronics industry accounting for approximately 25% and 21% of EFP's net sales in 1997 and 1996, respectively and 2% of consolidated

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net sales, respectively. MIC Group has an industry concentration pertaining to international oil field service companies with three customers in 1997 and four customers in 1996 and 1995 representing approximately 53%, 69% and 79% of MIC Group's net sales and 3%, 4% and 3% of consolidated net sales in 1997, 1996 and 1995, respectively.

        Letters of Credit and Other Commitments. Morgan had approximately $773,000 and $1,628,000 in letters of credit outstanding as of December 31, 1997 and 1996. The Company had $3,950,000 and $4,250,000 in standby letters of credit outstanding at December 31, 1997 and 1996, respectively, primarily securing the Company's insurance programs.

        Environmental Matters. Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company.

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

16. Related Party Transactions:

        Concurrently with the Note Offering on May 23, 1994, the Company entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations, $63,000 was paid in 1995 and none was paid in 1997 or 1996. The Company and Subsidiaries use certain facilities provided by Southwestern for meetings and conferences. The Company did not use the facilities during 1997 and 1996 and paid Southwestern $23,000 during 1995 for the use of the facilities. The Company paid Southwestern approximately $613,000,

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$600,000 and $653,000 during 1997, 1996 and 1995, respectively. During 1995, the
Company paid approximately $16,000 to a company owned by Mr. Poindexter for the use of a private plane to transport company employees to the facilities provided by Southwestern. A subsidiary of the Company, which is not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $60,000 and $50,000 during 1997 and 1996, respectively, for certain services.

     Mr. Poindexter, Mr. Magee of JBPCO and certain members of Morgan's management are partners in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $222,000 in rent to the partnership in 1997, and approximately $200,000 during 1996 and 1995 pursuant to such lease.

        TAG leases certain real estate in Canada from an entity controlled by an executive vice president of TAG. Total lease expense for that facility was $117,000 and $114,000 in 1997 and 1996, respectively.

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

        The following consolidating financial information is presented for purposes of complying with the reporting requirements of the parent company and the Guarantor Subsidiaries. The financial information includes condensed balance sheet information as of December 31, 1997 and 1996 and condensed operating and cash flow statement information for each of the three years ended December 31, 1997. The Company's non-guarantor subsidiaries are Radco Industries (acquired by TAG in December 1994 including MTA acquired in October 1997), Tile by Design (acquired by Lowy in November 1994), and Acero-Tec, S.A. de C.V. (Morgan's Mexico subsidiary). The Company believes that separate financial statements or other disclosures of the guarantors are not material to the investors.

Consolidating Condensed Balance Sheet Information:
                                                                   December 31, 1997
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated
Assets
        Current assets .................      $   90,629       $    3,340      $       10      $   93,979
        Noncurrent assets ..............          71,945            4,961           4,474          81,380
                                              ----------       ----------      ----------      ----------
        Total assets ...................      $  162,574       $    8,301      $    4,484      $  175,359
                                              ==========       ==========      ==========      ==========
Liabilities and Equity
        Current liabilities ............      $   69,786       $    3,865      $      889      $   74,540
        Noncurrent liabilities .........          99,170            4,150           2,240         105,560
        Stockholder's equity ...........          (6,382)             286           1,355          (4,741)
                                              ----------       ----------      ----------      ----------
        Total liabilities and equity ...      $  162,574       $    8,301      $    4,484      $  175,359
                                              ==========       ==========      ==========      ==========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   December 31, 1996
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated
Assets
        Current assets .................      $   86,220       $    1,336      $     (352)     $   87,204
        Noncurrent assets ..............          75,724            3,961           6,592          86,277
                                              ----------       ----------      ----------      ----------
        Total assets ...................      $  161,944       $    5,297      $    6,240      $  173,481
                                              ==========       ==========      ==========      ==========
Liabilities and Equity
        Current liabilities ............      $   62,641       $      569      $    1,628      $   64,838
        Noncurrent liabilities .........           1,903            3,710         100,000         105,613
        Stockholder's equity ...........          97,400            1,018         (95,388)          3,030
                                              ----------       ----------      ----------      ----------
        Total liabilities and equity ...      $  161,944       $    5,297      $    6,240      $  173,481
                                              ==========       ==========      ==========      ==========

Consolidating Condensed Income Statement Information for the Year ended:

                                                                   December 31, 1997
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated

Net sales ..............................      $  436,694       $   11,756      $     (914)     $  447,536
Cost of sales ..........................         344,223            8,271            (914)        351,580
Income (loss) before
   extraordinary item ..................          (2,906)            (845)         (3,795)         (7,546)
Net loss ...............................      $   (2,906)      $     (845)     $   (3,795)     $   (7,546)

                                                                   December 31, 1996
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated
Net sales ..............................      $  421,275       $   11,112      $     --        $  432,387
Cost of sales ..........................         330,206            7,751            --           337,957
Income (loss) before
   extraordinary item ..................          (7,099)            (437)          1,382          (6,154)
Net loss ...............................      $   (7,099)      $     (437)     $    1,122      $   (6,414)

                                                                   December 31, 1995
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated
Net sales ..............................      $  440,104       $   10,612      $     --        $  450,716
Cost of sales ..........................         357,628            7,685            --           365,313
Income (loss) before
   extraordinary item ..................         (10,884)            (586)          2,934          (8,536)
Net income (loss) ......................      $  (10,884)      $     (586)     $    2,934      $   (8,536)

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidating Condensed Statement of Cash Flows Information for the Year ended:


                                                                   December 31, 1997
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated
Net cash provided (used) by
     operating activities ..............      $   (4,128)      $      748      $      865      $   (2.515)
                                              ----------       ----------      ----------      ----------
Capital expenditures ...................          (7,122)             (39)           (101)         (7,262)
Purchase of business ...................            --             (2,700)           --            (2,700)
Proceeds from sale of assets ...........           3,674             --              --             3,674
Other ..................................             (95)            --               (50)           (145)
                                              ----------       ----------      ----------      ----------
Net cash used in investing activities ..          (3,543)          (2,739)           (151)         (6,433)
                                              ----------       ----------      ----------      ----------
Net proceeds of
     revolving lines of credit .........           9,113            1,609             315          11,037
Net payments long-term
     debt and capital leases ...........          (1,772)             474            --            (1,298)
Other ..................................             --              (207)           --              (207)
                                              ----------       ----------      ----------      ----------
Net cash provided (used ) by
     financing activities ..............           7,341            1,876             315           9,532
                                              ----------       ----------      ----------      ----------
Increase (decrease) in restricted cash
      and cash equivalents .............      $     (330)      $     (115)     $    1,029      $      584
                                              ==========       ==========      ==========      ==========


                                                                   December 31, 1996
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries     Eliminations   Consolidated
Net cash provided (used) by
     operating activities ..............      $   10,326       $     (416)     $      777      $   10,687
                                              ----------       ----------      ----------      ----------
Capital expenditures ...................          (8,048)             (11)            (32)         (8,091)
Other ..................................             594             --              --               594
                                              ----------       ----------      ----------      ----------
Net cash used in investing activities ..          (7,454)             (11)            (32)         (7,497)
                                              ----------       ----------      ----------      ----------
Net proceeds of
     revolving lines of credit .........             683             --              --               683
Net payments long-term
     debt and capital leases ...........          (2,106)            (122)           --            (2,228)
Other ..................................            (156)             156            (752)           (752)
                                              ----------       ----------      ----------      ----------
Net cash provided (used ) by
     financing activities ..............          (1,579)              34            (752)         (2,297)
                                              ----------       ----------      ----------      ----------
Increase (decrease) in restricted cash
      and cash equivalents .............      $    1,293       $     (393)     $       (7)     $      893
                                              ==========       ==========      ==========      ==========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   December 31, 1995
                                               Guarantor      Non-guarantor     JBPCO and
                                             Subsidiaries     Subsidiaries    Eliminations    Consolidated
Net cash provided (used) by
     operating activities ..............      $   (8,245)      $     (507)     $      591      $   (8,161)
                                              ----------       ----------      ----------      ----------
Capital expenditures ...................         (11,045)            (662)           (163)        (11,870)
Purchase of business ...................         (10,277)            --              --           (10,277)
Proceeds from sale of assets ...........           2,988             --              --             2,988
Other ..................................              19             --               127             146
                                              ----------       ----------      ----------      ----------
Net cash used in investing activities ..         (18,315)            (662)            (36)        (19,013)
                                              ----------       ----------      ----------      ----------
Net proceeds of
     revolving lines of credit .........          21,615             --              --            21,615
Net payments of long-term
     debt and capital leases ...........          (1,473)            (375)           --            (1,848)
Intercompany transfers .................           5,663              838          (6,501)           --
                                              ----------       ----------      ----------      ----------
Net cash provided (used ) by
     financing activities ..............          25,805              463          (6,501)         19,767
                                              ----------       ----------      ----------      ----------
Decrease in restricted cash and cash
     equivalents .......................      $     (755)      $     (706)     $   (5,946)     $   (7,407)
                                              ==========       ==========      ==========      ==========


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

         In connection with the audits of the Company for the year ended December 31, 1995 and since such time, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the subject matter of the disagreement in connection with its report.

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


      Name                 Age              Position
John B. Poindexter         53               Chairman of the Board, President
                                               and Chief Executive Officer
W.J. Bowen                 76               Director
Stephen P. Magee           50               Chief Financial Officer, Treasurer
                                               and Director
R.S. Whatley               46               Vice President, Controller
L.T. Wolfe                 49               Vice President Administration

     John B. Poindexter has served as Chairman of the Board and Director of the Company since 1988 and Chief Executive Officer since 1994. From 1985 through 1996, Mr. Poindexter was the majority limited partner of J.B. Poindexter & Co., L.P., a privately held, long-term equity investment and management firm formed by Mr. Poindexter. From 1983 through 1985, he was co-managing partner of KD/P Equities, a privately held equity investment firm that he co-founded. From 1976 through 1985, Mr. Poindexter worked for Smith Barney, Harris Upham & Co. While with Smith Barney, he became a senior vice president for its Smith Barney Venture Corporation and Smith Barney Capital Corporation ("SBCC") affiliates and a partner in First Century Partnership II, an investment fund managed by SBCC.

     Stephen P. Magee has served as Treasurer and Director of the Company since the Company was formed in 1988 and Chief Financial Officer since 1994.

     W.J. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company ("Transco"), a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco from 1974 until his retirement from that position in 1987.

     R.S. Whatley has served as Vice President, Controller since June, 1994. Previously Mr. Whatley held senior financial positions with Vinmar, Inc., a chemical trading company and Weatherford International, an oilfield services company.

     Larry T. Wolfe has served as Vice President of Administration  since May of
1995.   Previously  Mr.  Wolfe  was  Vice  President  of  Human   Resources  and
Administrative Services of Transco Energy Services, Inc.

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

Other Significant Persons

     Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:

         Name              Age              Position
James R. Chandler          62               President of EFP
Norman E. Gibbs, Jr.       58               President of Blue Ridge and Courier
Mike Hart                  51               President of Lowy Distribution
Jack Rhine                 64               President of MIC Group

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

     Jack Rhine has served as President of MIC Group since April 1996 and previously served as Chief Financial Officer from August 1993.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 1997, 1996 and 1995:

                                                                       Summary Compensation Table

                                                               Annual Compensation          All Other
         Name and Principal Position                      Year      Salary      Bonus      Compensation
         ---------------------------                      ----      ------      -----      ------------
         John B. Poindexter                               1997     $  (a)       $   -         $     -
              Chairman of the Board and                   1996        (a)
              Chief Executive Officer                     1995        (a)

         Stephen P. Magee                                 1997     $  (a)       $  (b)        $      -
              Chief Financial Officer                     1996        (a)
                                                          1995        (a)
         R.S. Whatley Controller                          1997     $105,000     $   -         $     -
         L.T. Wolfe Vice President
               Administration                             1997     $165,000     $   -         $     -
                                                          1996     $160,000     $ 27,500      $     -

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

                   J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         The Company implemented an incentive plan covering certain of its executive officers. Although the precise terms of that plan have not been established, the Company anticipates that it will be similar to the Subsidiary Incentive Plans described below. Messrs. Poindexter and Magee are covered by the various insurance programs provided by Morgan to its employees.

Management Services Agreement

         Concurrently with the Note Offering, the Company entered into a Management Services Agreement with a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as the Company's Chairman of the Board and Chief Executive Officer and of Mr. Magee who serves as its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern for the provision of Mr. Poindexter's and Mr. Magee's services and may increase the annual fee payable above the automatic annual increase, in each case subject to certain limitations, if after giving effect to such payment and/or increase the Company's Consolidated EBITDA Coverage Ratio is 2.00 to 1 or higher. Pursuant to this agreement, the Company paid Southwestern $63,000 and in 1995 and none in 1997 and 1996.

Subsidiary Incentive Plans

         The Company has adopted an incentive compensation plan for members of upper management of each of its Subsidiaries (collectively the "Incentive Plans") to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees will be entitled to receive a bonus if the Subsidiary attains or surpasses a stated percentage (which varies by Subsidiary) of that Subsidiary's budgeted pre-tax profit, with the amount of bonus being tied to the Subsidiary's actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives. The Subsidiaries also maintain certain other benefit plans for their respective officers and employees. See
Note 15 to the Consolidated Financial Statements for the Company.

Compensation Committee Interlocks and Insider Participation

         The Company does not have a compensation committee. Instead, executive compensation review decisions are made by the entire board of directors.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Item 12.  Security of Ownership of Certain Beneficial Owners and Management

                                                           Beneficial  Ownership
                                                            Number      Percent
Directors, Officers and 5% Stockholders                    of Shares    of Class
---------------------------------------                    ---------    --------
John B. Poindexter                                           3,059         100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Stephen P. Magee                                              --            --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

W.J. Bowen                                                    --            --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

All directors and officers as a
group (6 persons)                                            3,059         100%

     Mr. Poindexter has sole voting and investment power with respect to all shares that he beneficially owns.

Item 13.  Certain Relationships and Related Transactions

     Messrs. Poindexter and Magee and certain members of Morgan's management are members of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 1997, 1996 and 1995, Morgan paid approximately $200,000 as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

     The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. $63,000 was paid in 1995 and none was paid in 1997 or 1996. The Company and Subsidiaries use certain facilities provided by Southwestern for meetings and conferences. Although the Company did not use the facilities during 1996 or 1997, the Company paid Southwestern $23,000 during 1995 for the use of the facilities. For all services and facility use, the Company paid Southwestern approximately $613,000, $600,000 and

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


$653,000 during 1997, 1996 and 1995, respectively.

     The Company believes that the amounts paid by it to Southwestern for the use of these facilities is a market rate. A subsidiary of the Company, which is not a restricted subsidiary under the terms of the Senior Notes Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $60,000 and $50,000 during 1997 and 1996, respectively for certain services.

     A corporation owned by Mr. Poindexter had an airplane that the Company used from time to time. During 1995, the Company paid approximately $16,000 for the use of the airplane. The Company believes that the amount it paid for the use of the airplane was a market rate.

     TAG leases certain real estate in Canada from an entity controlled by an executive vice president of TAG. Total lease expenses was $117,000 and $114,000 in 1997 and 1996, respectively, the Company considers this to be a market rate for the property.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)       Financial Statements - None, other than as previously listed in response to Item 8.
     (a)(2)       Financial Statement Schedules -  None
     (a)(3)       Exhibits
     3.1(a)       Second Restated Certificate of Incorporation
     3.1.1(e)     Certificate of First Amendment to Second Restated Certificate
                  of Incorporation.
     3.2(a)       Amended and Restated Bylaws
     4.1(e)       Form of 12 1/2% Senior Note due 2004 (included in Exhibit 4.2)
     4.2(e)       Indenture dated as of May 23, 1994
     4.2.1(f)     First Supplemental  Indenture dated as of May 11, 1995.
                  Incorporated by reference to Exhibit 4.1 to the Form
                  10-Q for the  quarterly  period ended June 30, 1995,  as filed with the  Commission  on  August  15,  1995
     4.2.2(f)     Second  Supplemental Indenture  dated as of June 26, 1995.
                  Incorporated by reference to Exhibit 4.2 to the Form 10-Q for the quarterly period ended June 30, 1995, as filed with the
                  Commission on August 15, 1995.
     4.3(a)       List of certain promissory notes
     10.1.5(h)    Loan and Security Agreement by and among Congress Financial
                  Corporation and J.B.Poindexter & Co.,Inc., dated June 28,1996.
     10.23(a)     Lease  Agreement, dated as of March 29, 1990,  between  Bartow
                  Partners, L.P. and Morgan Trailer Manufacturing Co., d/b/a
                  Morgan Corporation, as amended by the First Amendment to Lease
                  Agreement, dated June 13, 1991
     10.24(a)     Form of Salary Continuance Agreement for director level
                  employees of Morgan Trailer Mfg. Co.
     10.25(a)     Form of Salary Continuance Agreement for officers of Morgan
                  Trailer Mfg. Co.
     10.26(a)     Form of Incentive Plan for certain employees of the
                  Subsidiaries
     10.27(a)     Morgan Trailer Mfg. Co. Long-Term Management Equity
                  Appreciation Program
     10.32(a)     Lease  Agreement,  dated August 14,  1987,  between C&D Realty
                  Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement , dated as of August 14, 1992
     10.33(a)     Lease Agreement, dated August 14, 1987, between J&R Realty
                  Company and Leer, Inc.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     10.34(a)     Lease  Agreement,  dated August 14,  1987,  between BCD Realty
                  Partnership  with Leer,  Inc.,  as amended by the Lease Option and Amendment Agreement,  dated as of August 14, 1992 (missing page 2 of Amendment)
     10.35(a)     Lease  Agreement,  dated  August  14,  1987,  between  John M.
                  Collins  and Leer,  Inc.,  as amended by the Lease  Option and
                  Amendment  Agreement,  dated as of August  14,  1992,  and the
                  Addendum to Lease Agreement, dated as of August 1, 1993
     10.36(a)     Lease  agreement,  dated August 14,  1987,  between PCD Realty
                  Partnership and Leer, Inc., as amended by the Lease Option and
                  Amendment Agreement, dated as of August 14, 1992
     10.44(a)     Employment Agreement, dated January 1, 1994, between Lowy
                  Group, Inc. and Norman E. Gibbs, Jr.
     10.46(a)     Non-competition Agreement, dated as of August 30,1991, between
                  Lowy Group, Inc. and Norman E. Gibbs, Jr.
     10.86(e)     Management Services Agreement dated as of May 23,1994, between
                  J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.
     10.102(f)    Asset  Purchase  Agreement,  dated as of June 15, 1995,  among
                  Leer Inc., 20th Century  Fiberglass,  Inc., Steven E. Robinson
                  and Ronald E.  Hickman.  Incorporated  by reference to Exhibit
                  10.1 to the current  report on Form 8-K,  dated June 29, 1995, as filed with the Commission on September 11, 1995
     10.103(f)    Promissory Note,  dated June 29, 1995,  executed by Leer, Inc.
                  Incorporated  by  reference  to  Exhibit  10.2 to the  current report on Form 8-K,  dated  June 29,  1995,  as filed with the
                  Commission on September 11, 1995
     10.104(f)    Asset Purchase Agreement, dated as of June 15, 1995 among Leer
                  Inc.,  Century  Distributing,  Inc.,  Steven E.  Robinson  and
                  Ronald E. Hickman.  Incorporated  by reference to Exhibit 10.3 to the current  report on Form 8-K,  dated June 29,  1995,  as
                  filed   with   the    Commission   on   September   11,   1995
                  10.105(f)Consulting  Agreement,  dated  as of June  29,  1995, between Leer,  Inc. and Steven E.  Robinson.  Incorporated  by
                  reference to Exhibit  10.4 to the current  report on Form 8-K, dated June 29, 1995, as filed with the Commission on September
                  11, 1995
     10.106(f)    Consulting Agreement, dated as of June 29, 1995, between Leer,
                  Inc.  and Ronald E.  Hickman.  Incorporated  by  reference  to
                  Exhibit 10.5 to the current report on Form 8-K, dated June 29,
                  1995, as filed with the Commission on September 11, 1995.
     10.107(f)    Non-Competition  Agreement, dated as of June 29, 1995, between
                  Leer,  Inc. and Steven E. Robinson.  Incorporated by reference to Exhibit 10.6 to the current  report on Form 8-K, dated June
                  29, 1995, as filed with the Commission on September 11, 1995.
     10.108(f)    Non-Competition  Agreement, dated as of June 29, 1995, between
                  Leer, Inc. and Ronald E. Hickman. Incorporated by reference to
                  Exhibit 10.7 to the current report on Form 8-K, dated June 29,
                  1995, as filed with the Commission on September 11, 1995.
     10.109(f)    Share Purchase Agreement dated as of June 30, 1995, between
                  Raider Industries, Inc. and Martin Brown
     10.110(f)    Asset Purchase Agreement dated as of June 30, 1995, by and between Raider Industries Inc.,Pro-More Industries Ltd., Brown
                  Industries (1976) Ltd. and Martin Brown
     10.111       Loan and Security Agreement by and between Congress Financial
                  Corporation and Radco  Industries Inc., dated October 31,1997
     10.112       Asset Purchase  Agreement by and among Radco  Industries Inc., and Midwest Truck After Market and William J. Avery, Sr. and
                  Sarah A. Avery, dated October 31.1997.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     21.1         Subsidiaries of the Registrant
     27.1         Financial data schedule


(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75154) as filed with the Commission on February 10, 1994
(b) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement (No. 33-75154) as filed with the Commission on February 24, 1994
(c) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement (No. 33-75154) as filed with the Commission on March 23, 1994
(d) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement (No. 33-75154) as filed with the Commission on May 16, 1994
(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995.
(f) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1995, as filed with the Commission on March 29, 1996.
(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the Commission on May 10, 1996.
(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.
-----------------------

(b) Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year:
         None


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

                                            J.B. POINDEXTER & CO., INC.


Date: March 27, 1998                        By: John B. Poindexter
                                            ----------------------
                                            John B. Poindexter, Chairman of the
                                            Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 27, 1998                        John B. Poindexter
                                            ------------------
                                            John B. Poindexter
                                            Chairman and Chief Executive Officer
                                            and Director
                                            (Principal Executive Officer)

Date: March 27, 1998                        Stephen P. Magee
                                            ----------------
                                            Stephen P. Magee
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)

Date: March 27, 1998                        W.J. Bowen
                                            ----------
                                            W.J. Bowen
                                            Director

Date: March 27, 1998                        Robert S. Whatley
                                            -----------------
                                            Robert S. Whatley
                                            Chief Accounting Officer
                                            (Principal Accounting Officer)