Form 10-Q
period 1998-03-31
POINDEXTER J B & CO INC
filed 1998-05-18
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 14, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                       March 31,   December 31,
                                    ASSETS                                1998         1997
                                                                     (Unaudited)
Current assets
     Restricted cash ..............................................   $   1,767     $   3,191
     Accounts receivable, net of allowance for doubtful accounts of
           $987 and $965, respectively ............................      32,777        31,270
     Inventories, net .............................................      46,200        36,521
     Deferred income taxes ........................................       2,281         2,277
     Prepaid expenses and other ...................................         581         1,005
                                                                      ---------     ---------
           Total current assets ...................................      83,606        74,264
Property, plant and equipment, net ................................      32,147        33,488
Net assets of discontinued operations .............................      28,050        42,737
Goodwill, net .....................................................       3,286         3,322
Deferred income tax ...............................................       5,264         5,259
Other assets ......................................................       6,398         6,340
                                                                      ---------     ---------
           Total assets ...........................................   $ 158,751     $ 165,410
                                                                      =========     =========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Short-term debt ..............................................   $   2,297     $     428
     Current portion of long-term debt ............................         997         1,279
     Borrowings under revolving credit facility ...................      37,238        39,763
     Accounts payable .............................................      19,880         9,621
     Accrued compensation and benefits ............................       3,955         3,607
     Accrued income taxes .........................................         331           196
     Other accrued liabilities ....................................      11,438         9,797
                                                                      ---------     ---------
           Total current liabilities ..............................      76,136        64,691
                                                                      ---------     ---------
Noncurrent liabilities
     Long-term debt, less current portion .........................     101,944       102,191
     Employee benefit obligations and other .......................       3,296         3,269
                                                                      ---------     ---------
           Total noncurrent liabilities ...........................     105,240       105,460
                                                                      ---------     ---------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in capital .............................      16,486        16,486
     Accumulated deficit ..........................................     (39,111)      (21,227)
                                                                       ---------     ---------
           Total stockholder's deficit ............................     (22,625)       (4,741)
                                                                       ---------    ---------
           Total liabilities and stockholder's deficit ............   $ 158,751     $ 165,410
                                                                      =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-in thousands except share and per share amounts)

                                                 For the Three Months
                                                    Ended March 31,

                                                  1998          1997
                                                --------      --------

Net sales .................................     $ 79,632      $ 69,006
Cost of sales .............................       67,710        55,967
                                                --------      --------
Gross Profit ..............................       11,922        13,039
Selling, general and administrative expense       10,301         9,886
Other (income) expense ....................          (28)       (2,663)
                                                --------      --------

Operating income ..........................        1,649         5,816
Interest expense ..........................        4,061         3,866
                                                --------      --------

Income (loss) from continuing operations,
         before income taxes ..............       (2,412)        1,950
Income tax provision ......................           85           350
                                                --------      --------

Income (loss), from continuing operations .       (2,497)        1,600
Loss from discontinued operations, less
         applicable taxes .................      (15,429)       (3,209)
                                                --------      --------
Net loss ..................................     $(17,926)     $ (1,609)
                                                ========      ========

Basic and diluted loss per share:
   Loss from continuing operations ........     $   (816)     $    523
Loss from discontinued operations .........       (5,044)       (1,049)
                                                --------      --------

   Net loss ...............................     $ (5,860)     $   (526)
                                                ========      ========


Weighted average shares outstanding .......        3,059         3,059
                                                ========      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited-In thousands)

                                                                          For the Three Months
                                                                             Ended March 31,
                                                                           1998          1997
                                                                           ----          ----
Net loss ..........................................................     $(17,926)     $ (1,609)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Non-cash provision for loss on sale of discontinued operations       14,385          --
     Depreciation and amortization ................................        2,980         3,148
     (Gain) loss on sale of equipment .............................           41        (2,626)
     Deferred federal income tax provision ........................          (13)            1
     Other ........................................................           69           320
Increase (decrease) in operating cash flows resulting from:
     Accounts receivable ..........................................       (3,455)       (6,838)
     Inventories ..................................................       (9,252)       (8,875)
     Prepaid expenses and other ...................................          (77)           30
     Accounts payable .............................................       10,953        12,102
     Accrued income taxes .........................................          136          (222)
     Accrued expenses and other ...................................        2,376         2,988
                                                                        --------      --------
       Net cash provided by (used in) operating activities ........          217        (1,581)
                                                                        --------      --------
Cash flows used in investing activities:
     Proceeds from disposition of property plant and equipment ....        1,184         2,818
     Acquisition of property, plant and equipment .................       (1,724)       (1,995)
     Other ........................................................          (21)          (45)
                                                                        --------      --------
        Net cash provided by (used in) investing activities .......         (561)          778
                                                                        --------      --------
Cash flows provided by (used in) financing activities:
     Net proceeds (payments) of revolving lines of credit and
        short-term debt ...........................................         (724)        3,009
     Payments of long-term debt and capital leases ................         (356)         (573)
                                                                        --------      --------
     Net cash provided by (used in) financing activities ..........       (1,080)        2,436
                                                                        --------      --------
(Decrease) increase in restricted cash and cash equivalents .......       (1,424)        1,633
Restricted cash and cash equivalents, beginning of period .........        3,191         2,607
                                                                        --------      --------
Restricted cash and cash equivalents, end of period ...............     $  1,767      $  4,240
                                                                        ========      ========
Supplemental information:
     Cash paid for income taxes, net of refunds ...................     $     39      $    118
                                                                        ========      ========
     Cash paid for interest .......................................     $  1,473      $  1,208
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

        The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission on Form 10-K.

 (2) Comprehensive Loss. As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholder's deficit. Statement 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. The components of comprehensive loss for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                     1998          1997
                                                     ----          ----
     Net loss ...............................     $(17,926)     $ (1,609)
     Foreign currency translation adjustments           42           (23)
                                                  --------      --------
     Comprehensive loss .....................     $(17,884)     $ (1,632)
                                                  ========      ========

     The accumulated foreign currency translation adjustment at March 31, 1998 and December 31, 1997 were $144,000 and $186,000, respectively.

(3) Inventories. Consolidated net inventories consist of the following (in thousands):

                                                 March 31,      December 31,
                                                   1998             1997
                                                ----------      -----------
     FIFO Basis Inventory:
             Raw Materials ..................     $17,533          $11,450
             Work in Process ................      15,479           13,143
             Finished Goods .................       1,791              980
                                                  -------          -------
                                                   34,803           25,573
                                                  -------          -------
     LIFO Basis Inventory:
             Raw Materials ..................       2,318            2,160
             Work in Progress ...............       1,739            1,658
             Finished Goods .................       7,340            7,130
                                                  -------          -------
                                                   11,397           10,948
                                                  -------          -------
     Total Inventory ........................     $46,200          $36,521
                                                  =======          =======

        If the first-in, first-out method had been used for all inventories, inventories would have approximated inventory valued on a last-in, first-out method at March 31, 1998 and at December 31, 1997.

(4) Discontinued Operations. Effective April 2, 1998 the Company signed a letter of intent to sell principally all the assets less certain liabilities of TAG. The final transaction, which is subject to a number of conditions, is expected to close late in the second quarter of 1998. In anticipation of this transaction, TAG's results of operations are reported as discontinued operations in the Consolidated Financial Statements for all periods presented. In addition, the net assets and liabilities, which will be disposed of relating to TAG, have been segregated on the consolidated balance sheets from their historical classifications to separately identify them as net assets of discontinued operations. Condensed financial information relating to Net Assets of Discontinued Operations is as follows (dollars in thousands):

                                                         March 31,  December 31,
                                                            1998         1997
                                                         ---------    ---------
Net assets of discontinued operations:
       Current assets .................................    $21,266      $19,716
       Property, net ..................................     12,329       12,841
       Intangible assets ..............................     19,744       20,130
                                                           -------      -------
       Total Assets ...................................     53,339       52,687
                                                           -------      -------
       Less current liabilities .......................     10,904        9,950
       Less provision for estimated loss on disposal ..     14,385         --
                                                           -------      -------
       Net Assets .....................................    $28,050      $42,737
                                                           =======      =======

        Revenues of the TAG division were $31,521,000 and $32,992,000 for the three months ended March 31, 1998 and 1997, respectively. The losses from discontinued operations were as follows for the three months ended March 31 (in thousands):

                                                            1998        1997
                                                            ----        ----

     Loss from operations of TAG, less
        applicable income taxes of $34
        and $-0-, respectively ......................     $ 1,044     $ 3,209
     Loss on disposal of TAG, including
        provision of $641 for estimated
        operating losses through disposal date,
        less applicable income taxes of $-0- ........      14,385        --
                                                          -------     -------
                                                          $15,429     $ 3,209
                                                          =======     =======

     Losses from operations of TAG include interest expense of $874,000 and $376,000 related to the borrowings of TAG under the Revolving Loan Agreement for the three months ended March 31, 1998 and 1997 respectively. The borrowings are anticipated to be re-paid using the proceeds from the sale of TAG. The Company has not recorded tax benefits for the TAG losses due to the accumulation of net operating losses that may not be realizable.

 (5) Gain on Sale of Facility. Lowy sold a warehouse and office facility near Minneapolis, Minnesota during the three months ended March 31, 1997 and realized a $2.6 million gain on the transaction which is included in other income and expense on the accompanying statement of operations.

(6) Revolving Credit Agreement. Effective May 13, 1998 the Company's principal revolving credit lenders agreed to increase the maximum borrowings available to the Company's subsidiaries, under the Revolving Loan Agreement, from $50.0 million to $55.0 million. At May 13, 1998 the maximum available borrowing was $55.0 million, unused available borrowing capacity under the Revolving Loan Agreement was approximately $11.7 million.

 (7) Income Taxes. The income tax expense of $85,000 in 1998 and $350,000 in 1997 represent state and foreign income taxes payable. The provision for income taxes differs from amounts computed based on the federal statutory rates principally due to an increase in the deferred tax valuation allowance relating to net operating losses that may not be realizable.

(8)     Contingencies.

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        Concentration of Credit Risk. Together, two of Morgan's customers accounted for approximately 53% and 52% of Morgan's net sales during the three months ended March 31, 1998 and 1997, respectively, and 32% and 28% of consolidated net sales, respectively.

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

(9) Segments Disclosure. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Although SFAS 131 is effective beginning the first quarter of 1998, the Company has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.


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

        On April 2,1998 the Company signed a letter of intent to sell the assets and operations of TAG. Accordingly, the results of operations of TAG have been classified as discontinued operations in the consolidated statement of operations.

        Effective July 1, 1997 the operations of Gem Top which manufactures and distributes light truck caps, primarily to commercial customers, were transferred from TAG to Morgan. The following historical financial results and comparisons for Morgan and TAG have not been restated to reflect the transfer of Gem Top. The operating results of Gem Top were not material to the operating results of Morgan or TAG. Inter-company sales between Gem Top and TAG have been eliminated.

Results of Operations

                First Quarter 1998 Compared to First Quarter 1997

        Net sales of continuing operations increased 16% to $80.0 million for the three months ended March 31, 1998 compared to $69.0 million during 1997. Sales at Morgan increased 29% or $11.0 million accounting for the majority of the change. The Company recorded sales increases at MIC Group of 3% or $0.2 million and at EFP of 5% or $0.4 million. Sales at Lowy declined 4% or $0.6 million.

        Cost of sales increased 22% to $68.1 million for the three months ended March 31, 1998 compared to $56.0 million during 1997. Gross profit decreased 9% to $11.9 million (15% of net sales) for the first three months of 1998 compared to $13.0 million (19% of net sales) for 1997.

        Selling, general and administrative expense increased 4% to $10.3 million (13% of net sales) for the three months ended March 31, 1998 compared to $9.9 million (14% of net sales) during 1997.

        Operating income from continuing operations decreased 72% to $1.6 million (2% of net sales) for the three months ended March 31, 1998 compared to operating income of $5.8 million (8% of net sales) in 1997. Operating income for the three months ended March 31, 1997 included a $2.7 million gain on the sale of certain real property by the Lowy Group.

        Interest expense increased 5% to $4.1 million during the three months ended March 31, 1998 compared to $3.9 million during 1997. Average total borrowings increased $8.1 million or 6% during the 1998 period compared to the same period in 1997.

        The Company's income (loss) on continuing operations before income taxes and discontinued operations decreased $4.4 million to a loss of $2.4 million for the three months ended March 31, 1998 compared to a profit of $2.0 million during the same period in 1997. The decrease was due primarily to a gain on sale of property at Lowy of $2.7 million during 1997, and a decline in operating results at Morgan during 1998.

        The provision for income tax of $0.1 million for the first three months of 1998 consisted of state income taxes in jurisdictions where no benefits will be received for losses at certain divisions. Valuation allowances have been provided against the tax benefits of operating losses that may not be realizable.


Morgan

                First Quarter 1998 Compared to First Quarter 1997

        Net sales, including Gem Top third party sales, increased 28% to $48.0 million for the first three months of 1998 compared to sales of $37.4 million for the first three months of 1997 as demand for Morgan's van bodies increased. Shipments increased 15% during the 1998 period compared to 1997 including a 26% increase in retail product shipments. Backlog at March 31, 1998 was $68.1 million compared to $55.2 million at December 31, 1997 and $51.1 million at March 31, 1997.

        Cost of sales increased 36% to $44.2 million for the first three months of 1998 compared to $32.4 million for the same period in 1997. Gross profit decreased 17% to $4.2 million (9% of net sales) during 1998 compared to $5.0 million (13% of net sales) during 1997, primarily due to increased raw material and labor costs.

        Selling, general and administrative expense increased 20% to $4.2 million (9% of net sales) for the first three months of 1998 compared to $3.5 million (9% of net sales) for the same period of 1997, due primarily to increased selling expenses.

        Morgan's operating income decreased $1.6 million to a loss of $0.1 million during the first three months of 1998 compared to a profit of $1.5 million for the same period of 1997 due to the decrease in gross margins. Lowy

                First Quarter 1998 Compared to First Quarter 1997

        Net sales decreased 4% to $15.9 million for the first three months of 1998 compared to $16.5 million for the first three months of 1997. Third party sales from the carpet manufacturing business decreased 11% to $6.5 million and sales from the floor covering distribution business increased 1% to $9.4 million

        Cost of sales decreased 1% to $12.0 million for the first three months of 1998 compared to $12.1 million for the same period in 1997. Gross profit decreased 13% to $3.9 million (25% of net sales) for the first three months of 1998 compared to $4.4 million (27% of net sales) for the 1997 period.

        Selling, general and administrative expense decreased 4% to $3.7 million (23% of net sales) for the first three months of 1998 compared to $3.9 million (24% of net sales) for the first three months of 1997.

        Lowy Distribution sold a warehouse facility during the first quarter of 1997 period realizing a gain of $2.6 million which was included in Other Income and Expense for the three months ended March 31, 1997.

        Lowy Group's operating income decreased $3.0 million to $0.2 million for the first three months of 1998 compared to $3.2 million for the first three months of 1997. $2.7 million of the decrease was due to the gain realized on the sale of certain properties during 1997.


EFP

                First Quarter 1998 Compared to First Quarter 1997

        Net sales increased 5% to $8.1 million for the first three months of 1998 compared to $7.7 million for the comparable period of 1997, primarily due to increased sales of packaging products.

         Cost of sales was essentially flat at $6.3 million during both the 1998 period and during 1997. Gross profit increased to $1.9 million (23% of net sales) for the first three months of 1998 compared to $1.5 million (19% of net sales) for the first three months of 1997. The increase in gross profit as a percentage of sales was due to a change in product mix and increased absorption of overhead resulting from higher sales volume.

        Selling, general and administrative expenses were $1.0 million (12% of net sales) for the first three months of 1998 equal to the same period in 1997 (13% of net sales).

        EFP's operating income increased to $0.9 million for the first three months of 1998 compared to $0.5 million for the first three months of 1997, primarily due to the improved absorption of overhead expenses.

MIC Group

                First Quarter 1998 Compared to First Quarter 1997

        Net sales increased 3% to $7.6 million for the first three months of 1998 compared to $7.4 million during the comparable period in 1997 as result of an increased demand for the Company's services in the production of components used in the exploration and production of oil and gas.

        Cost of sales increased 7% to $5.6 million for the first three months of 1998 compared to $5.2 million for the first three months of 1997. Gross profit decreased to $2.0 million (26% of net sales) for the first three months of 1998 compared to $2.1 million (29% of net sales) for the first three months of 1997. The decrease in gross profit as a percent of sales was due primarily to increased material and labor costs.

        Selling, general and administrative expenses of $0.8 million (11% of net sales) for the first three months of 1998 is comparable to expenses for the same period in 1997.

         Operating income decreased 14% to $1.1 million for the first three months of 1998 compared to $1.3 million for the first three months of 1997.


Liquidity and Capital Resources

        Operating activities during the three months ended March 31, 1998 generated cash of $0.2 million compared to using cash of $1.6 million during the same period in 1997. Increases in inventory were offset by increases in accounts payable. Inventory at Morgan increased $7.9 million during the three months ended March 31, 1998, in response to a 23% or $12.9 million increase in backlog at March 31, 1998 compared to December 31, 1997.

        The ability to borrow under the Revolving Credit Agreement depends on the amount of eligible collateral which in turn depends on certain advance rates applied to the value of accounts receivables and inventory. At March 31, 1998, the Company had total borrowing availability of $50.0 million, of which $7.0 million was used to secure letters of credit and finance trade transactions. Additionally, $35.4 million had been borrowed to fund operations resulting in unused availability of $7.6 million. Effective May 13, 1998 the Company's revolving credit lenders agreed to increase the amount of total available borrowings from $50.0 million to $55.0 million. At May 13, 1998 the Company had unused available borrowing capacity of $11.7 million under the terms of the Revolving Credit Agreement.

        Capital expenditures for the period of $1.7 million related primarily to the maintenance of existing capacity.

        The Company is pursuing the sale of TAG and has accordingly treated the operations of TAG as discontinued. The anticipated proceeds from the sale of TAG will be used to pay down revolver borrowings by approximately $15.0 million and long-term debt by approximately $2.5 million. The amount in excess of the TAG borrowings will increase the unused available borrowing capacity of the continuing operations. The results of operations of TAG are not anticipated to significantly affect liquidity prior to their disposal.

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


Discontinued Operations - Truck Accessories Group (TAG)

        Effective April 2,1998 the Company signed a letter of intent to sell the assets less certain liabilities of TAG. Accordingly, the results of operations have been classified as discontinued operations in the consolidated statement of operations. Management has provided $14.4 million for an estimated loss on disposal of TAG including a provision for anticipated losses though the disposal date, net of applicable taxes. The final transaction, which is subject to a number of conditions, is expected to close late in the second quarter of 1998.

                First Quarter 1998 Compared to First Quarter 1997

        Net sales decreased 4% to $31.5 million for the three months ended March 31, 1998 compared to $33.0 million for the same period in 1997. TAG
Manufacturing's net third party sales decreased 11% to $18.5 million for the three months ended March 31, 1998 compared to $20.8 million during 1997. Net third party sales by Leer Manufacturing declined $1.8 million or 16% which was partially offset by a $0.2 million or 6% increase at Raider and a $0.4 million or 8% increase at Century.

        Net third party sales at TAG Distribution increased 7% to $13.0 million for the three months ended March 31, 1998 from $12.2 million for the first three months in 1997. At Leer Retail, sales decreased 9% to $7.5 million for the first three months compared to $8.3 million in the same period of 1997. Same store sales increased approximately 2% or $0.1 million. Leer Retail closed six stores between July 1996 and December 1997, which reduced sales approximately $0.9 million during the three months ended March 31, 1998, compared to 1997. Wholesale sales increased 41% or $1.6 million due to the October 31, 1997 acquisition of Midwest Truck After Market Inc., a wholesale distributor of light truck accessories based in Tulsa Oklahoma.

        Gross profit during the first three months of 1998 increased $0.5 million or 6% to $8.6 million compared to $8.1 million during the 1997 period. Gross profit was 27% of net sales during the 1998 period compared to 25% during the 1997 period. TAG Distribution gross profit increased 7% to $4.2 million on increased sales as gross profit as a percentage of sales stayed flat at 32% during 1998 and 1997. TAG Manufacturing's gross profit increased 5% or $0.5 million on lower sales as gross profit as a percentage of sales increased to 21% as compared to 17% in the same quarter in 1997. The increase of gross profit as a percentage of sales at TAG Manufacturing the three months of 1998 compared to 1997 was primarily due to the effectiveness of cost controls at Leer

Manufacturing, a price increase at 20th Century Fiberglass, and reductions in material costs and warranty charges at Raider.

        Selling, general and administrative expense decreased 21% to $8.6 million (or 27% of net sales) for the first three months of 1998 compared to $10.9 million (or 33% of net sales) for the first three months of 1997. The decrease was due primarily to lower general and administrative expenses as a result of the closure of TAG Distribution's headquarters, lower sales expenses at TAG Distribution as a result of the closure of stores, and lower general and administrative costs at TAG Manufacturing as a result of lower employment as well as a reduction of warranty and other reserves in the amount of $0.9 million.

        TAG's operating loss decreased to approximately zero for the first three months of 1998 compared to a loss of $2.8 million for the first three months of 1997. The decreased operating loss was due primarily to the cost containment measures taken by management during 1997, which are continuing.

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


PART II. OTHER INFORMATION

Item 5. Other Information

        Management changes. Effective April 13, 1998 the Company appointed Peter
K. Hunt president of Morgan. Prior to assuming his responsibilities at Morgan, Mr. Hunt was the senior vice President and General Manager of the Industrial Products Group of Greenfield Industries, Inc.

        On April 20, 1998, the Company appointed James Levine as President of the Diversified Manufacturing Group of the Company. Mr. Levine's responsibilities will include EFP, MIC Group and Lowy Group. Mr. Levine was previously the General Manager of the Precision Abrasives Group of the Norton Company.

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


                                 J.B. POINDEXTER & CO., INC.
                                        (Registrant)


Date: May 15, 1998               By:  S. Magee
                                 -----------------------------------------------
                                 S. Magee, Chief Financial Officer and Treasurer


                                 By:  R.S. Whatley
                                 -----------------------------------------------
                                 R. S. Whatley, Chief Accounting Officer