Form 10-Q
period 1998-06-30
POINDEXTER J B & CO INC
filed 1998-08-14
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 13, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    June 30,  December 31,
                                  ASSETS                              1998         1997
                                                                  -----------  -----------
                                                                  (Unaudited)

Current assets
     Restricted cash ...........................................   $   1,733    $   3,191
     Accounts receivable, net of allowance for doubtful accounts
         of $661 and $965, respectively ........................      34,502       31,270
     Inventories, net ..........................................      43,297       36,521
     Deferred income taxes .....................................       2,271        2,277
     Prepaid expenses and other ................................         376        1,005
                                                                   ---------    ---------
         Total current assets ..................................      82,179       74,264
Property, plant and equipment, net .............................      32,817       33,488
Net assets of discontinued operations ..........................      25,631       42,737
Goodwill, net ..................................................       3,249        3,322
Deferred income tax ............................................       5,278        5,259
Other assets ...................................................       6,266        6,340
                                                                   ---------    ---------
         Total assets ..........................................   $ 155,420    $ 165,410
                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Short-term debt ...........................................   $   2,111    $     428
     Current portion of long-term debt .........................       1,100        1,279
     Borrowings under revolving credit facility ................      40,687       39,763
     Accounts payable ..........................................      15,058        9,621
     Accrued compensation and benefits .........................       4,087        3,607
     Accrued income taxes ......................................         204          196
     Other accrued liabilities .................................       9,405        9,797
                                                                   ---------    ---------
         Total current liabilities .............................      72,652       64,691
                                                                   ---------    ---------
Noncurrent liabilities
     Long-term debt, less current portion ......................     101,590      102,191
     Employee benefit obligations and other ....................       3,453        3,269
                                                                   ---------    ---------
         Total noncurrent liabilities ..........................     105,043      105,460
                                                                   ---------    ---------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital ..........................      16,486       16,486
     Accumulated deficit .......................................     (38,761)     (21,227)
                                                                   ---------    ---------
         Total stockholder's deficit ...........................     (22,275)      (4,741)
                                                                   ---------    ---------
         Total liabilities and stockholder's deficit ...........   $ 155,420    $ 165,410
                                                                   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited- in thousands except share and per share amounts)

                                                        For the Three Months       For the Six Months
                                                            Ended June 30,            Ended June 30,

                                                          1998         1997         1998         1997
                                                       ---------    ---------    ---------    ---------

Net sales ..........................................   $  92,522    $  89,956    $ 172,154    $ 158,962
Cost of sales ......................................      76,667       70,464      144,377      126,431
                                                       ---------    ---------    ---------    ---------
Gross profit .......................................      15,855       19,492       27,777       32,531
Selling, general and administrative expense ........      11,372       10,145       21,673       20,031
Other income .......................................         (86)        (358)        (114)      (3,021)
                                                       ---------    ---------    ---------    ---------
Operating income ...................................       4,569        9,705        6,218       15,521
Interest expense ...................................       3,842        3,778        7,903        7,644
                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations, before
     income taxes ..................................         727        5,927       (1,685)       7,877
Income tax provision ...............................         262        1,130          348        1,480
                                                       ---------    ---------    ---------    ---------
Income (loss) from continuing operations ...........         465        4,797       (2,033)       6,397
Loss from discontinued operations, less
     applicable taxes ..............................        --         (1,766)     (15,429)      (4,975)
                                                       ---------    ---------    ---------    ---------
Net income (loss) ..................................   $     465    $   3,031    $ (17,462)   $   1,422
                                                       =========    =========    =========    =========

Basic and diluted loss per share:
     Income (loss) from continuing operations ......   $     152    $   1,568    $    (664)   $   2,091
     Loss from discontinued operations .............        --           (577)      (5,044)      (1,626)
                                                       ---------    ---------    ---------    ---------
     Net income (loss) .............................   $     152    $     991    $  (5,708)   $     465
                                                       =========    =========    =========    =========

Weighted average shares outstanding ................       3,059        3,059        3,059        3,059
                                                       =========    =========    =========    =========















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                      For the Six Months
                                                                        Ended June 30,
                                                                       1998        1997
                                                                   ----------   ---------

Net income (loss) ..............................................   $ (17,462)   $   1,422
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Non-cash provision for loss on sale of discontinued
         operations ............................................      14,385         --
     Depreciation and amortization .............................       5,655        6,148
     Gain on sale of equipment .................................          (6)      (2,945)
     Deferred federal income tax provision .....................         (19)         870
     Other .....................................................         (18)         282
Increase (decrease) in operating cash flows resulting from:
     Accounts receivable .......................................      (6,252)      (9,349)
     Inventories ...............................................      (7,191)      (7,633)
     Prepaid expenses and other ................................         316         (138)
     Accounts payable ..........................................       8,149        8,185
     Accrued income taxes ......................................          11          129
     Accrued expenses and other ................................       2,337        1,556
                                                                   ---------    ---------
         Net cash used in operating activities .................         (93)      (1,473)
                                                                   ---------    ---------
Cash flows provided by (used in) investing activities:
     Proceeds from disposition of property, plant and equipment          114        3,554
     Acquisition of property, plant and equipment ..............      (3,322)      (4,091)
     Other .....................................................         (51)         (17)
                                                                   ---------    ---------
         Net cash used in investing activities .................      (3,259)        (554)
                                                                   ---------    ---------
Cash flows provided by (used in) financing activities:
     Net proceeds of revolving lines of credit and
         short-term debt .......................................       2,578        3,135
     Payments of long-term debt and capital leases .............        (684)        (978)
                                                                   ---------    ---------
         Net cash provided by financing activities .............       1,894        2,157
                                                                   ---------    ---------
Increase (decrease) in restricted cash and cash equivalents ....      (1,458)         130
Restricted cash and cash equivalents, beginning of period ......       3,191        2,607
                                                                   ---------    ---------
Restricted cash and cash equivalents, end of period ............   $   1,733    $   2,737
                                                                   =========    =========
Supplemental information:
     Cash paid for income taxes, net of refunds ................   $     581    $     118
                                                                   =========    =========
     Cash paid for interest ....................................   $   8,840    $   7,995
                                                                   =========    =========






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate manufacturing and wholesale distribution businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), Lowy Group, Inc., (Lowy), EFP Corporation, (EFP) and Magnetic Instruments Corp., (MIC Group).

         The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission on Form 10-K.

 (2) Comprehensive Loss. As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholder's deficit. Statement 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. The components of comprehensive loss for the six-month periods ended June 30, 1998 and 1997 are as follows:

                                               For the Three Months     For the Six Months
                                                      Ended                    Ended
                                               --------------------    --------------------
                                                  1998        1997        1998        1997
                                                 ------      ------      ------      ------
Net income (loss) ..........................   $    465    $  3,031    $(17,462)   $  1,422
Foreign currency translation adjustments ...       (114)        (56)        (72)        (79)
                                               --------    --------    --------    --------
Comprehensive income (loss) ................   $    351    $  2,975    $(17,534)   $  1,343
                                               ========    ========    ========    ========

     The accumulated foreign currency translation adjustments at June 30, 1998 and December 31, 1997 were deficits of $258,000 and $186,000, respectively.

 (3) Inventories. Consolidated net inventories consist of the following (in thousands):

                                            June 30,   December 31,
                                              1998         1997
                                           ----------   ----------

FIFO Basis Inventory:
     Raw Materials .....................   $   15,922   $   11,450
     Work in Process ...................        7,422        5,796
     Finished Goods ....................        8,929        8,327
                                           ----------   ----------
                                               32,273       25,573
                                           ----------   ----------

LIFO Basis Inventory:
     Raw Materials .....................        2,100        2,160
     Work in Process ...................        1,640        1,658
     Finished Goods ....................        7,284        7,130
                                           ----------   ----------
                                               11,024       10,948
                                           ----------   ----------
Total Inventory ........................   $   43,297   $   36,521
                                           ==========   ==========

     If the first-in, first-out method had been used for all inventories, inventories would have approximated inventory valued on a last-in, first-out method at June 30, 1998 and at December 31, 1997.

 (4) Discontinued Operations. Effective April 2, 1998, the Company decided to pursue a plan for selling TAG. In anticipation of this transaction, TAG's results of operations are reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities, which will be disposed of relating to TAG, have been segregated on the consolidated balance sheets from their historical classifications to separately identify them as net assets of discontinued operations. Condensed financial information relating to net assets of discontinued operations is as follows (in thousands):
                                                         June 30,   December 31,
                                                           1998         1997
                                                       ----------   -----------

Net assets of discontinued operations:
     Current assets ................................   $   22,886   $   19,716
     Property, net .................................       12,034       12,841
     Intangible assets .............................       18,713       20,130
                                                       ----------   ----------
     Total Assets ..................................       53,633       52,687
                                                       ----------   ----------
     Less current liabilities ......................       12,573        9,950
     Less provision for estimated loss on disposal .       15,429         --
                                                       ----------   ----------
     Net Assets ....................................   $   25,631   $   42,737
                                                       ==========   ==========

     Revenues of the TAG division were $70,700,000 and $71,300,000 for the six months ended June 30, 1998 and 1997, respectively. The losses from discontinued operations were as follows for the six months ended June 30 (in thousands):

                                                           1998         1997
                                                       ----------   ----------
Loss from operations of TAG, less
    applicable income taxes of $34
    and $0, respectively ...........................   $    1,044   $    4,975
Loss on disposal of TAG, including
    provision of $641 for estimated operating
    losses through disposal date, less
    applicable income taxes ........................       14,385         --
                                                       ----------   ----------
                                                       $   15,429   $    4,975
                                                       ==========   ==========

     Losses from operations of TAG include interest expense of $1,657,000 and $851,000 related to the borrowings of TAG under the Revolving Loan Agreement for the six months ended June 30, 1998 and 1997, respectively. The borrowings are anticipated to be repaid using the proceeds from the sale of TAG. The Company has not recorded tax benefits for the TAG losses due to the accumulation of net operating losses that may not be realized.

 (5) Disposal of the Blue Ridge Component of the Floor Covering Segment. Effective June 8, 1998 the Company signed a letter of intent to sell the assets of Blue Ridge. Blue Ridge, including Courier, is part of Lowy Group and designs, manufactures and markets commercial carpeting. Condensed financial information relating to the Blue Ridge portion of the Floor Covering Segment (dollars in thousands):

                                                         June 30,   December 31,
                                                           1998          1997
                                                       ----------   ----------
Current assets .....................................   $   10,078   $   10,157
Property, net ......................................        2,301        2,396
Long-term assets ...................................          721          737
                                                       ----------   ----------
Total assets .......................................       13,100       13,290
                                                       ----------   ----------
Less current liabilities ...........................        4,904        5,263
Less long-term liabilities .........................          852          796
                                                       ----------   ----------
Net assets .........................................   $    7,344   $    7,231
                                                       ==========   ==========

     Revenues of Blue Ridge were $15,229,000 and $15,810,000 for the six months ended June 30, 1998 and 1997, respectively. There were no material inter-company sales during the periods. Operating income was $1,359,000 and $1,795,000 for the six month periods, respectively.

     The Company expects that it will complete the transaction in the third quarter of 1998 and record a gain on the sale of Blue Ridge. The net proceeds from the sale will be used to repay borrowings under the Revolving Credit Agreement.

 (6) Gain on Sale of Facility. Lowy sold two warehouse and office facilities in Minnesota and Iowa during the six months ended June 30, 1997 and realized a $3,000,000 gain on the transaction which is included in other income and expense on the accompanying statement of operations.

 (7) Revolving Credit Agreement. Effective May 13, 1998, the Company's principal revolving credit lenders agreed to increase the maximum borrowings available to the Company's subsidiaries, under the Revolving Loan Agreement, from $50,000,000 to $55,000,000. At August 12, 1998 the maximum available borrowing was $55,000,000, unused available borrowing capacity under the Revolving Loan Agreement was approximately $16,900,000.

 (8) Income Taxes. The income tax expense of $348,000 in 1998 and $1,480,000 in 1997 represent state and foreign income taxes payable. The provision for income tax differs from amounts computed based on the federal statutory rates principally due to an increase in the deferred tax valuation allowance relating to net operating losses that may not be realized.

 (9)  Contingencies.

          Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

          Concentration of Credit Risk. Together, two of Morgan's customers accounted for approximately 55% and 57% of Morgan's net sales during the six months ended June 30, 1998 and 1997, respectively, and 34% and 33% of consolidated net sales, respectively.

          Environmental Matters. Morgan has been named as a potentially responsible party ("PRP") with respect to its generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material averse effect on the Company.

 (10) Segments Disclosure. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Although SFAS 131 is effective beginning the first quarter of 1998, the Company has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.

 (11) Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 - "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

          The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks, new and remodeling construction activity and levels of oil and gas exploration.

          Effective June 8, 1998, the Company signed a letter of intent to sell the Blue Ridge and Courier division of Lowy Group. The sale will result in a gain that will be recognized upon completion of the sale. Net proceeds will be used to repay borrowings under the Revolving Credit Agreement.

          Effective April 2, 1998, the Company decided to pursue a plan to sell its TAG operations. Accordingly, the results of operations of TAG have been classified as discontinued operations in the consolidated statements of operations.

          Effective July 1, 1997, the operations of Gem Top, which manufactures and distributes light truck caps primarily to commercial customers, were transferred from TAG to Morgan. The following historical financial results and comparisons for Morgan have not been restated to reflect the transfer of Gem Top. The operating results of Gem Top were not material to the operating results of Morgan or TAG. Inter-company sales between Gem Top and TAG have been eliminated.

Results of Operations

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales increased 8% to $172.2 million for the six months ended June 30, 1998 compared to $159.0 million during 1997. The increase was due primarily to Morgan whose sales increased 14% or $13.0 million. The Company also recorded sales increases at EFP of 9% or $1.4 million and at MIC of 1% or $0.2 million offset by a decrease at Lowy of 4% or $1.4 million.

         Cost of sales increased 14% to $144.4 million for the six months ended June 30, 1998 compared to $126.4 million during 1997. Gross profit decreased 15% to $27.8 million (16% of net sales) for the first six months of 1998 compared to $32.5 million (20% of net sales) for 1997. Gross profit at Morgan decreased 24% to $11.6 million (11% of net sales) during the 1998 period compared to $15.1 million (16% of net sales) during 1997.

         Selling, general and administrative expense increased 8% to $21.7 million (13% of net sales) for the six months ended June 30, 1998 compared to $20.0 million (13% of net sales) during 1997.

         Operating income decreased to $6.2 million (4% of net sales) for the six months ended June 30, 1998 compared to operating income of $15.5 million (10% of net sales) in 1997 primarily due to a $5.5 million (68%) decline at Morgan. Operating income for the six months ended June 30, 1997 includes a $3.0 million gain on the sale of certain real property by Lowy.

         Interest expense increased 3% to $7.9 million for the first six months ended June 30, 1998 compared to $7.6 million during 1997. Average short-term borrowings increased $9.2 million or 36% during the 1998 period compared to the same period in 1997.

         The provision for income tax of $0.3 million on a pre-tax loss of $1.7 million for the first six months of 1998 is the result of state income taxes in jurisdictions where no benefits will be received for losses at TAG. Valuation allowances have been provided against the the benefits of operating losses that may not be realized.

               Second Quarter 1998 Compared to Second Quarter 1997

         Net sales for the quarter ended June 30, 1998 increased 3% to $92.5 million compared to $90.0 million for the same period in 1997. The increase was due primarily to a 5% or $2.8 million improvement in sales at Morgan. Net sales decreased 4% or $0.8 million at Lowy and increased 13% or $1.1 million at EFP while sales at MIC were approximately the same for the second quarter of 1998 compared to the same period in 1997.

         Cost of sales increased 9% to $76.7 million during the quarter ended June 30, 1998 compared to $70.5 million for the same period in 1997. Gross profits decreased $3.6 million to $15.9 million during the quarter ended June 30, 1998 compared to $19.5 million during the prior year. Gross profits as a percentage of net sales were 17% during the current quarter compared to 22% for the same quarter in 1997.

         Selling, general and administrative expense increased $1.5 million or 12% to $11.3 million during the quarter ended June 30, 1998 compared to $9.8 million for the same period in the prior year. Selling, general and administrative expense as a percent of sales increased 1% to approximately 12% of sales.

         Operating income decreased 53% to $4.6 million (5% of net sales) for the second quarter of 1998 compared to $9.7 million (11% of net sales) in 1997. The decrease was due primarily to a $3.9 million or 60% decrease in operating income at Morgan and the inclusion in the 1997 quarter of a $3.0 million gain on the sale of certain real estate operated by Lowy.

Morgan

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

        Net sales increased $13.0 million or 14% to $106.3 million for the first six months of 1998 compared to sales of $93.4 million for the first six months of 1997. Through June 1998, net sales included $3.6 million attributable to Gem Top, transferred to Morgan in July 1997. Total unit shipments increased 3.7% during the 1998 period compared to 1997. An increase of 19% in commercial product shipments was partially offset by a decline in the shipment of consumer rental products. Backlog at June 30, 1998 was $52.6 million compared to $36.7 million at December 31, 1997 and $39.2 million at June 30, 1997. The increase in backlog reflects strong demand for Morgan products, however, Morgan depends upon chassis manufacturers for timely delivery of its customers' chassis. Approximately $16.3 million of backlog at June 30, 1998 is a result of delayed chassis deliveries.

        Cost of sales increased 21% to $94.8 million for the first six months of 1998 compared to $78.3 million for the same period in 1997. Gross profit decreased 24% to $11.6 million (11% of net sales) during 1998 compared to $15.1 million (16% of net sales) during 1997. The decline in gross profit during 1998 compared to the same period during 1997 is due primarily to increased labor and raw materials costs.

        Selling, general and administrative expense increased 27% to $9.0 million (8% of net sales) for the first six months of 1998 compared to $7.1 million (8% of net sales) for the same period in 1997. The increase was due primarily to commissions paid on increased commercial sales and personnel costs including severance and relocation expenses related to management changes.

        Morgan's operating income decreased $5.5 million to $2.5 million during the first six months of 1998 compared to $8.0 million for the first six months of 1997.

               Second Quarter 1998 Compared to Second Quarter 1997

         Net sales increased 4% or $2.4 million to $58.3 million for the second quarter of 1998 compared to $56.0 million for the second quarter of 1997. Net sales in 1998 included $1.6 million attributable to Gem Top, transferred to Morgan in July 1997. The total number of units shipped decreased 4.5% during the 1998 period compared to 1997, however, sales increased due primarily to an increase in commercial unit shipments, the average selling price of which is greater than consumer rental units.

         Cost of sales increased 11% to $50.9 million for the second quarter of 1998 compared to $45.8 million for the same period in 1997. Gross profit decreased 27% to $7.4 million (13% of net sales) during the second quarter of 1998 compared to $10.1 million (18% of net sales) during 1997. The deterioration in gross profit as a percent of sales was primarily due to increased material and overhead costs relative to sales price.

         Selling, general and administrative expense increased 33% to $4.8 million (8% of net sales) for the second quarter of 1998 compared to $3.6 million (6% of net sales) for the same period of 1997. Gem Top's selling and administrative expenses were $0.3 million during the 1998 period. Morgan's selling, general and administrative expense as a percent of sales increased primarily due to certain hiring and termination costs associated with management changes.

         Morgan's operating income decreased 60% or $3.9 million to $2.6 million during the second quarter of 1998 compared to $6.5 million for the second quarter of 1997.

Lowy

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales decreased 4% to $33.3 million for the first six months of 1998 compared to $34.8 million for the first six months of 1997. Both the floor covering distribution division and the carpet manufacturing division had declines in sales for the period.

         Cost of sales decreased 2% to $24.4 million for the first six months of 1998 compared to $25.0 million for the same period in 1997. Several factors, including a favorable raw material purchases which occurred in 1997 for the carpet manufacturing division, did not reoccur in 1998. Gross profit decreased 9% to $8.9 million (27% of net sales) for the first six months of 1998 compared to $9.8 million (28% of net sales) for the 1997 period.

         Selling, general and administrative expense decreased 6% to $7.4 million (22% of net sales) for the first six months of 1998 compared to $7.9 million (23% of net sales) for the first six months of 1997.

         Lowy Distribution sold two warehouse facilities during the first six months of 1997 realizing a gain of $3.0 million which was included in Other Income and Expense for the six months ended June 30, 1997.

         Lowy Group's operating income decreased $3.3 million to $1.6 million for the first six months of 1998 compared to $4.9 million for the first six months of 1997, primarily due to the gain on sale of certain real estate during 1997.

               Second Quarter 1998 Compared to Second Quarter 1997

         Net sales decreased 4% to $17.5 million for the second quarter of 1998 compared to $18.3 million for the second quarter of 1997.

         Cost of sales decreased $0.5 million to $12.4 million for the second quarter of 1998 compared to $12.9 million for the second quarter of 1997. Gross profit decreased 6% to $5.0 million (29% of net sales) for the second quarter of 1998 versus $5.3 million (29% of net sales) for the same period in 1997.

         Selling, general and administrative expense decreased to $3.8 million during the second quarter of 1998 compared to $4.0 million in the second quarter of 1997.

         Lowy Group's operating income decreased $0.4 million to $1.3 million for the second quarter 1998 compared to $1.7 million for the second quarter of 1997. Of the $0.4 million decrease in operating income, $0.3 million was due to a gain on sale of real estate in the second quarter of 1997.

EFP

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales increased 9% to $17.1 million for the first six months of 1998 compared to $15.7 million for the comparable period of 1997 due primarily to increased sales of packaging products and tooling produced by EFP's pattern division.

         Cost of sales increased 7% to $13.3 million during the 1998 period compared to $12.5 million during 1997. Primarily due to lower material costs and better overhead absorption on higher volume, gross profit increased to $3.8 million (22% of net sales) for the first six months of 1998 compared to $3.2 million (20% of net sales) for the first six months of last year.

         Selling, general and administrative expense increased 3% to $2.1 million (12% of net sales) for the first six months of 1998 compared to $2.0 million (13% of net sales) during the comparable period of 1997. Operating income increased $0.5 million or 43% to $1.7 million during the first six months of 1998 compared to $1.2 million during 1997.


               Second Quarter 1998 Compared to Second Quarter 1997

         Net sales increased 13% to $9.0 million for the second quarter of 1998 compared to $7.9 million for the comparable period of 1997.

         Cost of sales increased $0.9 million to $7.1 million during the second quarter of 1998 compared to $6.2 million for the comparable period of 1997. Gross profit increased to $1.9 million (21% of net sales) for the second quarter of 1998 compared to $1.7 million (22% of net sales) for the second quarter of 1997.

         Selling, general and administrative expense increased 8% to $1.1 million (12% of net sales) for the second quarter of 1998 compared to $1.0 million (13% of net sales) during the comparable period of 1997.

         EFP's operating income increased $.1 million to $0.8 million for the second quarter of 1998 compared to operating income of $0.7 million for the same period of 1997.


MIC Group

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales increased 1% to $15.4 million for the first six months of 1998 compared to $15.2 million during the comparable period in 1997. The decline in the price of oil has not significantly affected sales or backlog at June 30, 1998. Backlog at June 30, 1998 was $6.9 million compared to $6.5 million at December 31, 1997.

         Cost of sales increased 11% to $11.9 million for the first six months of 1998 compared to $10.7 million for the first six months of 1997 due primarily to increased material costs at MIC's electromechanical assembly division as well as start up costs at a recently opened Houston facility. Gross profit decreased to $3.5 million (23% of net sales) for the first six months of 1998 compared to $4.4 million (29% of net sales) for the first six months of 1997.

         Selling, general and administrative expenses increased to $1.8 million (12% of net sales) for the first six months of 1998 compared to $1.6 million (11% of net sales) for the comparable period of 1997.

         Operating income decreased by $1.1 million to $1.7 million for the first six months of 1998 compared to $2.8 million for the first six months of 1997.

               Second Quarter 1998 Compared to Second Quarter 1997

         Net sales of $7.8 million were approximately the same for the second quarter of 1998 and for the comparable period in 1997.

         Cost of sales increased 14% to $6.2 million for the second quarter of 1998 compared to $5.5 million for the second quarter of 1997. Gross profit decreased 33% to $1.6 million (20% of net sales) during 1998 compared to $2.3 million (30% of net sales) during the same period in 1997, due primarily to higher labor and material costs during the quarter.

         Selling, general and administrative expense increased $0.1 million to $1.0 million for the second quarter of 1998 compared to $0.9 million for the second quarter of 1997.

         Operating income decreased 60% to $0.6 million for the second quarter of 1998 compared to $1.5 million for the second quarter 1997.

Liquidity and Capital Resources

         Operating activities during the six months ended June 30, 1998 used cash of $0.1 million compared to using cash of $1.3 million during the same period in 1997. The investment in working capital decreased by $4.4 million during the six months ended June 30,1998 compared to 1997, primarily due to a lower seasonal increase in accounts receivable than in the same period in 1997.

         At August 12, 1998, the Company had total borrowing availability of $55.0 million, of which $4.7 million was used to secure letters of credit and finance trade transactions. Additionally, $33.4 million had been borrowed to fund operations resulting in unused availability of $16.9 million.

         Capital expenditures for the period of $3.3 million related primarily to the maintenance of existing capacity.

         The Company is pursuing the sale of TAG and has accordingly treated the operations of TAG as discontinued. Additionally the company has signed a letter of intent to sell the Blue Ridge operations of Lowy. The anticipated proceeds from the sales will be used to pay down revolver borrowings and invest in existing operations. The results of operations of TAG are not anticipated to significantly affect liquidity prior to their disposal.

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

Discontinued Operations - Truck Accessories Group (TAG)

         Effective April 2, 1998, the Company decided to pursue the sale of the assets of TAG. Accordingly, the results of operations have been classified as discontinued operations in the consolidated statement of operations. Although the improvement in TAG's operating performance, discussed below, is significant, it has not been recognized in the results of operations of the Company except as reflected in the statement of cash flows. Management has provided $14.4 million for an estimated loss on disposal of TAG including a provision for losses through the disposal date, net of applicable taxes.

         The following discussion excludes the results of the operations of Gem Top which was acquired by Morgan in June 1997.

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Net sales increased $1.6 million or 2% to $70.7 million for the first six months of 1998 compared to $69.1 million for the same period in 1997. TAG Manufacturing's net third party sales were $41.6 million for the six months ended June 30, 1998, principally the same as 1997.

         Net third party sales at TAG Distribution increased 10 percent to $29.1 million for the six months ended June 30, 1998 from $26.5 million for the same period in 1997. At Leer Retail, sales decreased 5 percent to $17.1 million, as a result of closing six unprofitable stores during the latter part of 1997. Same store sales increased approximately 8 percent from $18.7 million to $20.2 million. Wholesale sales increased 19 percent or $2.5 million to $15.4 million in 1998 compared to 1997. Sales during 1998 included MTA sales of $3.9 million which was acquired during October 1997.

         TAG cost of sales increased by $0.8 million or 2 percent to $51.0 million compared to the same period in 1997. At TAG Manufacturing, cost of sales decreased by $3.1 million or 8 percent to $37.2 million compared to the same period in 1997. Improvements in manufacturing processes, reduction in rework and returns and lower labor costs at Leer Manufacturing reduced cost of sales by approximately $3.2 million during the first half of 1998. Indicators of quality, including customer returns improved by 9 percent during the first six months compared to the same period in 1997.

         Cost of sales at TAG Distribution increased by $2.5 million or 14 percent to $20.1 million compared to $17.6 million in the same period last year, due primarily to the operations of MTA acquired during October 1997.

         Gross profit increased $2.0 million or 11 percent. Gross profit at TAG Manufacturing increased by $1.7 million or 19 percent to $10.7 million (26 percent of sales) compared to $9.0 million (21 percent of sales) in the same period of 1997. The operating improvements at Leer Manufacturing and a new product introduction at 20th Century were the primary causes for the increased gross profit. Gross profit at TAG Distribution increased by $0.2 million or 2 percent to $9.1 million compared to $8.9 million in the same period in 1997.

         Selling, general and administrative expenses were reduced by $3.8 million or 17% to $18.0 million compared to the same period in 1997. At TAG Manufacturing, selling, general and administrative costs decreased by $2.0 million or 18 percent to $8.9 million compared to $11.0 million for the same period in 1997. The reduction of administrative staff at Leer Manufacturing reduced expenses by $1.0 million in 1998. Excess reserves for warranties, bad debts and worker's compensation claims were favorably adjusted by $0.8 million in the first half of 1998.

         Selling, general and administrative expenses at TAG Distribution decreased by $2.0 million or 19% to $8.8 million compared to $10.8 million in the same period of 1997. The elimination of the TAG Distribution administrative headquarters completed in December of 1997, reduced expenses approximately $1.6 million. The closure of six unprofitable retail stores reduced selling, general and administrative expenses at Leer Retail by $1.1 million. At NTA, selling, general and administrative expenses increased by $0.5 million or 11 percent to $3.6 million in the first six months of 1998 compared to $3.1 million in the same period in 1997, due to the acquisition of MTA in October, 1997.

         TAG's operating income increased $5.7 million to an income of $1.8 million for the first six months of 1998 compared to an operating loss of $3.9 million for the first six months of 1997.

               Second Quarter 1998 Compared to Second Quarter 1997

Net sales increased 7% to $39.2 million for the three months ended June 30, 1998 compared to $36.7 million for the same period in 1997. TAG Manufacturing's net third party sales increased to $23.1 million for the three months ended June 30, 1998 compared to $22.9 million during 1997.

        Net third party sales at TAG Distribution increased 13% to $16.1 million for the three months ended June 30, 1998 from $14.3 million for the three months in 1997. At Leer Retail, sales were constant at $9.6 million for the 1998 and 1997 periods. Wholesale sales increased 40% or $1.9 million due to the October 31, 1997, acquisition of Midwest Truck Aftermarket Inc.

        Gross profit during the second quarter of 1998 increased $1.1 million or 11% to $11.1 million (28% of net sales) compared to $10.0 million (27% of net sales) during the 1997 period. TAG Distribution gross profit was equal to second quarter, 1997 at $4.9 million. TAG Manufacturing's gross profit increased 23% or $1.2 million. Gross profit as a percentage of sales at TAG Manufacturing increased to 24% as compared to 20% in the same quarter in 1997. The increase in gross profit margin at TAG Manufacturing during the second quarter of 1998 compared to 1997 was primarily due to the effectiveness of product quality improvements at Leer Manufacturing, a price increase at 20th Century Fiberglass and reductions in material costs and warranty charges at Raider.

        Selling, general and administrative expense decreased 17% to $9.3 million (or 24% of net sales) for the second quarter of 1998 compared to $11.3 million (or 31% of net sales) for the second quarter of 1997. The decrease was due primarily to lower general and administrative expenses as a result of the closure of TAG Distribution's headquarters, lower sales expenses at TAG Distribution due to the closure of stores, and lower general and administrative costs at TAG Manufacturing.

        TAG's operating income increased $3.1 million to $2.0 million for the second quarter of 1998 compared to an operating loss of $1.1 million for the second quarter of 1997. The increase in operating income was due primarily to cost reductions and product quality improvements.

Other Matters

        The Company's subsidiaries are, where necessary, in the process of remediating their information technology systems to recognize the year 2000. The modifications are expected to be substantially complete by mid 1999 and to cost between $1.0 million and $2.0 million. This estimate excludes the costs to upgrade and replace systems in the normal course of business. The project is not expected to materially affect the results of operations of the Company.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made following the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) any sale of a business unit is subject to many factors including terms considered satisfactory to the management of the Company; and (3) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.








PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a.    Exhibits.   The following exhibits are filed herewith:

              10.1.6. Amendment No. 1 to the Loan and Security Agreement by and among Congress Financial Corporation as lender and J.B. Poindexter & Co., Inc., as borrower.

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


                                              J. B. POINDEXTER & CO., INC.
                                                         (Registrant)


Date:    August 13, 1998                 By:   S. Magee
                                         ---------------------------------------
                                         S. Magee, Executive Vice President

                                         By:   R. S. Whatley
                                         ---------------------------------------
                                         R. S. Whatley, Chief Accounting Officer