Form 10-Q
period 1998-09-30
POINDEXTER J B & CO INC
filed 1998-11-17
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

   (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________

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

                                 Not Applicable
               (Former name,former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 13, 1998.

                             PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                      J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                                                       September 30,  December 31,
                         ASSETS                                            1998          1997
                                                                        ------------ -------------
                                                                         (Unaudited)
Current assets
     Restricted cash .................................................   $   1,057    $   3,191
     Accounts receivable, net of allowance for doubtful accounts
         of $797 and $1,426 , respectively ...........................      33,728       28,401
     Inventories, net ................................................      31,573       29,960
     Deferred income taxes ...........................................       2,913        2,277
     Prepaid expenses and other ......................................         597        1,102
                                                                         ---------    ---------
         Total current assets ........................................      69,868       64,931
Property, plant and equipment, net ...................................      38,888       41,085
Net assets of discontinued operations ................................      13,184       31,449
Goodwill, net ........................................................      15,532       16,177
Deferred income tax ..................................................       3,528        4,963
Other assets .........................................................       5,023        5,321
                                                                         ---------    ---------
         Total assets ................................................   $ 146,023    $ 163,926
                                                                         =========    =========

                                 LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Short-term debt .................................................   $     414    $     428
     Current portion of long-term debt ...............................       1,035        1,376
     Borrowings under revolving credit facility ......................      17,722       39,763
     Accounts payable ................................................      14,644        9,948
     Accrued compensation and benefits ...............................       4,621        3,837
     Accrued income taxes ............................................          12         (454)
     Other accrued liabilities .......................................      13,549       10,615
                                                                         ---------    ---------
         Total current liabilities ...................................      51,997       65,513
                                                                         ---------    ---------
Noncurrent liabilities
     Long-term debt, less current portion ............................     101,470      102,101
     Employee benefit obligations and other ..........................       1,084        1,054
                                                                         ---------    ---------
         Total noncurrent liabilities ................................     102,554      103,155
                                                                         ---------    ---------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital ................................      16,485       16,485
     Accumulated deficit .............................................     (25,013)     (21,227)
                                                                         ---------    ---------
         Total stockholder's deficit .................................      (8,528)      (4,742)
                                                                         ---------    ---------
         Total liabilities and stockholder's deficit .................   $ 146,023    $ 163,926
                                                                         =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited- in thousands except share and per share amounts)

                                                   For the Three Months       For the Nine Months
                                                    Ended September 30,       Ended September 30,

                                                     1998          1997        1998         1997
                                                    ------        ------      ------        -----
Net sales .....................................   $  87,914    $  73,390    $ 268,317    $ 242,423
Cost of sales .................................      73,870       60,663      224,742      197,441
                                                  ---------    ---------    ---------    ---------
Gross profit ..................................      14,044       12,727       43,575       44,982
Selling, general and administrative expense ...      11,808       11,613       35,025       35,475
Other (income) expense ........................          44           41         (169)        (137)
                                                  ---------    ---------    ---------    ---------
Operating income ..............................       2,192        1,073        8,719        9,644
Interest expense ..............................       3,644        3,857       11,951       11,811
                                                  ---------    ---------    ---------    ---------
Loss from continuing operations, before
     income taxes .............................      (1,452)      (2,784)      (3,232)      (2,167)
Income tax provision (benefit) ................      (2,247)        (876)        (204)          376
                                                  ---------    ---------    ---------    ---------
Income (loss) from continuing operations ......         795       (1,908)      (3,028)      (2,543)
Income (loss) from discontinued operations,
     less applicable taxes ....................      13,017         (532)        (622)       1,526
                                                  ---------    ---------    ---------    ---------
Net income (loss) .............................   $  13,812    $  (2,440)   $  (3,650)   $  (1,017)
                                                  =========    =========    =========    =========

Basic and diluted loss per share:
     Income (loss) from continuing operations .   $     260    $    (623)   $    (990)   $    (831)
     Income (loss) from discontinued operations       4,255         (175)        (203)         499
                                                  ---------    ---------    ---------    ---------

     Net income (loss) ........................   $   4,515    $    (798)   $  (1,193)   $    (332)
                                                  =========    =========    =========    =========

Weighted average shares outstanding ...........       3,059        3,059        3,059        3,059
                                                  =========    =========    =========    =========






  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                   For the Nine Months
                                                                   Ended September 30,

                                                                    1998         1997
                                                                    -----        -----
Cash from operations ..........................................   $ 10,419    $ (5,158)
Cash flows provided by (used in) investing activities:
     Proceeds from sale of business ...........................     15,113        --
     Proceeds from disposition of property, plant and equipment        308       3,560
     Acquisition of property, plant and equipment .............     (4,926)     (5,805)
     Other ....................................................       --            15
                                                                  --------    --------
         Net cash provided by (used in) investing activities ..     10,495      (2,229)
Cash flows provided by (used in) financing activities:
     Net proceeds (payments) of revolving lines of credit and
         short-term debt ......................................    (22,109)      8,425
     Payments of long-term debt and capital leases ............       (939)     (1,335)
                                                                  --------    --------
         Net cash provided by (used in) financing activities ..    (23,048)      7,090
                                                                  --------    --------
Decrease in restricted cash and cash equivalents ..............     (2,134)       (297)
Restricted cash and cash equivalents, beginning of period .....      3,191       2,607
                                                                  --------    --------
Restricted cash and cash equivalents, end of period ...........   $  1,057    $  2,310
                                                                  ========    ========
Supplemental information:
     Cash paid for income taxes, net of refunds ...............   $    605    $    584
                                                                  ========    ========
     Cash paid for interest ...................................   $  9,465    $  8,290
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

         The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 filed with the Securities and Exchange Commission on Form 10-K.

(2) Comprehensive Loss. As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholder's deficit. Statement 130 requires foreign currency translation adjustments which, prior to adoption, were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. The components of comprehensive loss for the nine-month periods ended September 30, 1998 and 1997 are as follows:

                                          For the Three Months    For the Nine Months
                                                 Ended                   Ended
                                           --------------------   ---------------------
                                             1998        1997         1998         1997
                                            ----        ----         ----         ----
Net income (loss) .................        $ 13,812    $ (2,440)   $ (3,650)   $ (1,017)
Foreign currency translation adjustments        (64)        (31)       (136)       (110)
                                           --------    --------    --------    --------
Comprehensive income (loss) .......        $ 13,748    $ (2,471)   $ (3,786)   $ (1,127)
                                           ========    ========    ========    ========

The accumulated foreign currency translation adjustments at September 30, 1998 and December 31, 1997 were deficits of $322,000 and $186,000, respectively.


(3) Inventories. Consolidated net inventories consist of the following (in thousands):

                                                September 30,      December 31,
                                                   1998                1997
                                               ---------------    -------------
FIFO Basis Inventory:
     Raw Materials  ..........................       $18,266             $14,398
     Work in Process..........................         5,756               6,103
     Finished Goods ..........................         7,551               9,459
                                                     ---------         ---------
Total Inventory     ..........................       $31,573             $29,960
                                                     -------            -------

(4)......Discontinued Operations -

         Truck Accessories  Group (TAG). TAG comprises two operating  divisions:
TAG Manufacturing and TAG Distribution. Effective April 2, 1998, the Company signed a letter of intent to sell principally all the assets less certain liabilities of TAG. In anticipation of this transaction, TAG's results of operations were presented as discontinued operations in the consolidated financial statements for the periods ended March 31, and June 30, 1998. As of June 30, 1998, the Company had recorded an estimated loss on disposal of TAG of approximately $15,271,000, net of applicable income taxes, which included a provision for estimated operating losses through disposal date of $1,527,000.

         Based upon improved operating performance, the Company decided during the third quarter of 1998, to retain the TAG Manufacturing division and continue its plan to dispose of the TAG Distribution division. Accordingly, that portion of the estimated loss on disposal related to the TAG Manufacturing division of $9,070,000 has been reversed in the accompanying consolidated statement of operations for the three months ended September 30, 1998. Additionally the results of operations of the TAG Manufacturing division have been included in continuing operations for all periods presented.

         The  divisions  of TAG  represent  a  distinct  line of  business.  TAG
Manufacturing produces pickup truck caps and tonneau covers, while TAG Distribution distributes accessories and pickup truck caps for light trucks through retail outlets and distribution centers. TAG Distribution's results of operations continue to be reported as discontinued operations in the consolidated financial statements for all periods presented. In addition, the net assets and liabilities of TAG Distribution, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations."

Condensed financial information related to the TAG Distribution division at September 30, 1998 and December 30, 1997 is as follows (in thousands):

                                                      September 30, December 31,
                                                            1998         1997
                                                         -----------  ----------
Net assets of discontinued operations:
          Current assets ................................   $12,341   $11,809
          Property, net .................................     2,551     2,394
          Intangible assets .............................     5,131     6,319
                                                            -------   -------
          Total Assets ..................................    20,023    20,522
          Less current liabilities ......................     6,436     2,985
          Less provision for estimated loss on disposal .     6,201      --
                                                            -------   -------
Net Assets ..............................................   $ 8,774   $17,537
                                                            =======   =======


     TAG Distribution revenues were $43,657,000 and $40,050,000 for the nine months ended September 30, 1998 and 1997, respectively. As of September 30, 1998, the Company had recorded an estimated loss on disposal of TAG Distribution of approximately $6,201,000, net of applicable income taxes, which included a provision for estimated operating losses through the disposal date of $1,527,000. The income (loss) from discontinued operations related to TAG Distribution, including the reversal of TAG Manufacturing's estimated loss on disposal, during the three months and nine months ended September 30, 1998, were as follows (in thousands):

                                     - 6 -

                                                                 For the Three Months    For the Nine Months
                                                                         Ended                 Ended
                                                                ---------------------   -------------------
                                                                   1998       1997       1998       1997
                                                                   ----       ----       ----       ----

Loss from TAG  Distribution's operations
       less applicable  income taxes of $0,
       $0, $(146) and $0,
       respectively .........................................  $   --     $ (1,161)   $(1,034)   $ (3,450)
Loss on disposal of TAG, including provision
       of $1,527 for estimated  operating  losses
       through  disposal  date,  less
       applicable income taxes of $0, $0, $(1,893)
       and $0, respectively .................................      --         --       (13,378)     --
Reversal of loss on disposal of TAG
       Manufacturing net of applicable income
       taxes of $1,124, $0, $1,124, and $0,
       respectively  - ......................................     7,946       --         7,946      --
                                                               --------   --------     --------  --------
                                                               $  7,946   $ (1,161)   $ (6,466) $ (3,450)
                                                               ========    ========    ======== ========

     Losses from operations of TAG Distribution include interest expense of $1,060,000 and $362,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the nine months ended September 30, 1998 and 1997, respectively. The borrowings are anticipated to be repaid using the proceeds from the sale of TAG Distribution.

        In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the nine months ended September 30, 1998 and the years ended December 31, 1997, 1996 and 1995, TAG Manufacturing incurred operating losses of approximately $0.5 million, $4.7 million and $4.1 million and $8.8 million, respectively. Even though the operating performance of TAG Manufacturing indicated that approximately $8.7 million of assets of certain of its operations may be impaired. An estimate of the future undiscounted cashflows from the operations of TAG Manufacturing indicates that the carrying values of the assets would be expected to be recovered over the useful life of the assets. However, it is possible that the estimate of undiscounted future cashflows could change in the future requiring recognition of an impairment loss.

     Lowy Group. Lowy comprises two operating divisions: Blue Ridge/Courier and Lowy Distribution. Effective June 8, 1998, the Company signed a letter of intent to sell certain assets and liabilities of Blue Ridge/Courier, which transaction closed on August 31, 1998. The Company realized net cash proceeds of approximately $15.1 million and recognized a pre-tax gain of approximately $6.6 million on the disposal. Additionally, on August 24, 1998, the Company signed a letter of intent to sell certain assets and liabilities of Lowy Distribution, which transaction is expected to close in late 1998. The Company expects to realize proceeds equal to the related assets and liabilities carrying value, and also has estimated that the division's results of operations will at least break even through the disposal date.

     Blue Ridge/Courier and Lowy Distribution divisions together constituted the Company's Floor Covering segment, which designed, manufactured and marketed commercial and residential floor covering. Accordingly, such results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities, which are expected to be disposed of, have been segregated within the consolidated balance sheets as "net assets of discontinued operations."

     Condensed financial information related to Lowy at December 31, 1997 (consisting of both the Blue Ridge/Courier and Lowy Distribution divisions) and Lowy Distribution at September 30, 1998, is as follows (in thousands):

                                                September 30,       December 31,
                                                   1998                 1997
                                               --------------    ---------------
Current assets ...............................    $ 9,218            $17,240
Property, net ................................        416              2,849
Long-term assets .............................      1,870              2,265
                                                   -------            -------
Total assets .................................     11,504             22,354
Less current liabilities .....................      5,694              6,043
Less long-term liabilities ...................      1,400              2,399
                                                   -------            -------
Net assets ...................................    $ 4,410            $13,912
                                                   =======           =======


     Lowy revenues were $48,708,000 and $53,588,000 for the nine months ended September 30, 1998 and 1997, respectively. The income from discontinued operations was as follows related to Lowy (in thousands):

                                                                         For the Three Months      For the Nine Months
                                                                          Ended September 30,       Ended September 30,
                                                                         1998      1997              1998         1997
                                                                         ----      ----              ----         ----
Net Income from operations of Lowy, less
  applicable income taxes of $290, $51,
  $793 and $(320), respectively ........................................ $  766  $  629              $1,539      $4,977
Gain on disposal of assets of the Blue Ridge/Courier
  division, less applicable taxes of $2,295, $0, $2,295,
  and $0, respectively .................................................  4,305     --                4,305        --
                                                                         ------   ------             ------      ------
                                                                         $5,071  $  629              $5,844      $4,977
                                                                         ======   ======             ======      ======

     Net income of Lowy includes interest expense of $360,000 and $462,000 related to the borrowings of Lowy under the Revolving Loan Agreement for the nine months ended September 30, 1998 and 1997, respectively. The borrowings were repaid using the proceeds from the sale of the Blue Ridge/Courier division. Net income of Lowy for the nine months ended September 30, 1997, includes the gain on the sale of certain real estate of $3,000,000.

(5) Revolving Loan Agreement. Effective May 13, 1998, the Company's principal revolving credit lenders agreed to increase the maximum borrowings available to the Company's subsidiaries, under the Revolving Loan Agreement, from $50,000,000 to $55,000,000. At November 11, 1998, the maximum available borrowing was $49,776,000 and the unused available borrowing capacity under the Revolving Loan Agreement was approximately $32,937,000.

(6) Income Taxes. The income tax benefit of $204,000 in 1998 represents the Company's ability to utilize losses from continuing operations to offset income generated by discontinued operations. The income tax expense of $376,000 in 1997 represents state and foreign income taxes payable. The provision for income tax differs from amounts computed based on the federal statutory rates principally due to an increase in the deferred tax valuation allowance relating to deferred tax assets that may not be realized.

(7)      Contingencies.

          Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

          Concentration of Credit Risk. Together, two of Morgan's customers accounted for approximately 52% of Morgan's net sales during the nine months ended September 30, 1998 and 1997, and 39% and 38% of consolidated net sales, respectively.

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

(8) Segments Disclosure. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 - "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). Although SFAS 131 is effective beginning the first quarter of 1998, the Company has elected not to report segment information in interim financial statements in the first year of application consistent with the provisions of the statement.

(9) Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

 Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

          The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

          Effective September 8, 1998, the Company signed a letter of intent to sell the Lowy Distribution division of Lowy and effective August 31, 1998, the sale of the Blue Ridge/Courier carpet manufacturing and dyeing division of Lowy was completed. Accordingly, the results of operations of Lowy have been classified as discontinued operations in the consolidated statements of operations. The anticipated sale proceeds from the disposal of Lowy Distribution's assets approximate their carrying value at September 30, 1998. The gain on the sale of Blue Ridge/Courier was approximately $6.6 million and net proceeds from the sale of approximately $15.1 million were used to repay borrowings under the Revolving Loan Agreement.

         TAG comprises two operating divisions: TAG Manufacturing and TAG Distribution. TAG Manufacturing includes Leer, Century Fiberglass and Raider Industries. TAG Distribution includes Leer Retail, including Radco Industries and National Truck Accessories including Midwest Truck AfterMarket (MTA).
Effective April 2, 1998, the Company signed a letter of intent to sell principally all the assets less certain liabilities of TAG. In anticipation of this transaction, TAG's results of operations were presented as discontinued operations in the consolidated financial statements for the periods ended March 31, and June 30, 1998.

         During the third quarter of 1998, the Company decided to retain the TAG Manufacturing division (based upon improved operating performance) and continue its plan to dispose of the TAG Distribution division. Each of the divisions of TAG represents a distinct line of business. TAG Manufacturing manufactures pickup truck caps and tonneau covers, while TAG Distribution distributes accessories and pickup truck caps for light trucks through retail outlets and distribution centers. Accordingly, TAG Distribution's results of operations continue to be reported as discontinued operations in the consolidated financial statements for all periods presented. In addition, the net assets and liabilities of TAG Distribution, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations."

          Effective July 1, 1997, the operations of Gem Top, which manufactures and distributes light truck caps primarily to commercial customers, were transferred from TAG Manufacturing to Morgan. The following historical financial results and comparisons for Morgan have not been restated to reflect the transfer of Gem Top. The operating results of Gem Top were not material to the operating results of Morgan or TAG Manufacturing. Inter-company sales between Gem Top and TAG Manufacturing have been eliminated.

Results of Continuing Operations

                Nine months ended September 30, 1998 Compared to
                      Nine months ended September 30, 1997

         Net sales increased 11% to $268.3 million for the nine months ended September 30, 1998 compared to $242.4 million during 1997. The increase was due primarily to Morgan whose sales increased 18% or $23.1 million. The Company also recorded sales increases at EFP of 12% or $2.8 million and at MIC of 2% or $0.5 million.

         Cost of sales increased 14% to $224.7 million for the nine months ended September 30, 1998 compared to $197.4 million during 1997. Gross profit decreased 3% to $43.6 million (16% of net sales) for the first nine months of 1998 compared to $45.0 million (19% of net sales) for 1997. Gross profit at Morgan decreased 19%
to $16.2 million (10% of net sales) during the 1998 period compared to $19.9 million (15% of net sales) during 1997.

         Selling, general and administrative expense decreased 2% to $35.0 million (13% of net sales) for the nine months ended September 30, 1998 compared to $35.5 million (15% of net sales) during 1997. The decrease is due primarily to the reduction in overhead costs at TAG Manufacturing.

         Operating income decreased $0.9 million to $8.7 million (3% of net sales) for the nine months ended September 30, 1998 compared to operating income of $9.6 million (4% of net sales) in 1997. A $5.8 million improvement in the operating income of TAG Manufacturing during the period was offset by a $5.7 million reduction at Morgan.

         Interest expense increased 1% to $12.0 million for the first nine months ended September 30, 1998 compared to $11.8 million during 1997. Short-term borrowings decreased $22.0 million at September 30, 1998 compared to December 31, 1997, primarily due to the use of proceeds from the sale of Blue Ridge/Courier, during September 1998, to pay down borrowings.

          The income tax benefit of $204,000 in 1998 represents the Company's ability to utilize losses from continuing operations to offset income generated by discontinued operations. The income tax expense of $376,000 in 1997 represents state and foreign income taxes payable. The provision for income tax differs from amounts computed based on the federal statutory rates principally due to an increase in the deferred tax valuation allowance relating to net operating losses that may not be realized.

                Third Quarter 1998 Compared to Third Quarter 1997

         Net sales for the quarter ended September 30, 1998 increased 20% to $87.9 million compared to $73.4 million for the same period in 1997. The increase was due primarily to a 26% or $10.2 million improvement in sales at Morgan. Net sales increased 13% or $2.6 million at TAG Manufacturing, 17% or $1.4 million at EFP, and 5% or $0.3 million at MIC for the third quarter of 1998 compared to the same period in 1997.

         Cost of sales increased 22% to $73.9 million during the quarter ended September 30, 1998 compared to $60.7 million for the same period in 1997. Gross profits increased $1.3 million to $14.0 million during the quarter ended September 30, 1998 compared to $12.7 million during the prior year. Gross profits as a percentage of net sales were 16% during the current quarter compared to 17% for the same quarter in 1997.

         Selling, general and administrative expense decreased $0.3 million or 2% to $11.8 million during the quarter ended September 30, 1998 compared to $11.6 million for the same period in the prior year. Selling, general and administrative expenses were approximately 13% of sales, the same as the third quarter of 1997.

         Operating income increased 100% to $2.2 million (2% of net sales) for the third quarter of 1998 compared to $1.1 million (1% of net sales) in 1997. The increase was due primarily to a $2.2 million increase in operating income to $1.0 million at TAG Manufacturing during the quarter ended September 30, 1998 compared to an operating loss of $1.2 million during in 1997.

Morgan

                Nine months ended September 30, 1998 Compared to
                      Nine months ended September 30, 1997

        Net sales increased $23.1 million or 18% to $154.8 million for the first nine months of 1998 compared to sales of $131.7 million for the first nine months of 1997. Through September 1998, net sales included $3.5 million attributable to Gem Top, transferred to Morgan in July 1997 compared to $0.6 million during the three months ended September 30, 1997. Total unit shipments increased 12.6% during the 1998 period compared to 1997. An increase of 19% (2,700 units) in commercial product shipments was partially offset by a 295 unit decline in the shipment of consumer rental products. The increase in net sales was due to higher revenue per unit for commercial products and increased unit shipments. Backlog at September 30, 1998 was $56.7 million compared to $36.7 million at December 31, 1997 and $44.2 million at September 30, 1997. The increase in backlog reflects continued demand for Morgan products; however, Morgan depends upon chassis manufacturers for timely delivery of its customers' chassis. Approximately $12.9 million of backlog at September 30, 1998 is a result of delayed chassis deliveries.

        Cost of sales increased 25% to $139.9 million for the first nine months of 1998 compared to $112.3 million for the same period in 1997. Gross profit decreased 19% to $16.2 million (10% of net sales) during 1998 compared to $19.9 million (15% of net sales) during the first nine months of 1997. The decline in gross profit during 1998 compared to the same period during 1997 is due to increased material and overhead costs.

        Selling, general and administrative expense increased 18% to $12.7 million (8% of net sales) for the first nine months of 1998 compared to $10.8 million (8% of net sales) for the same period in 1997. The increase included increased selling expense with additional commissions of approximately $0.6 million on higher commercial product sales, year 2000 costs of approximately $0.3 million, and increases in severance, hiring and relocation costs of $0.2 million due to a management reorganization.

        Morgan's operating income decreased $5.7 million to $3.5 million during the first nine months of 1998 compared to $9.2 million for the first nine months of 1997.

                Third Quarter 1998 Compared to Third Quarter 1997

         Net sales increased 26% or $10.1 million to $48.5 million for the third quarter of 1998 compared to $38.4 million for the third quarter of 1997. Net sales in 1998 included $1.2 million attributable to Gem Top, acquired by Morgan in July 1997. The total number of units shipped increased 41.0% during the 1998 period compared to 1997 due to increased demand for commercial products and improved chassis deliveries.

         Cost of sales increased 32% to $44.3 million for the third quarter of 1998 compared to $34.1 million for the same period in 1997. Gross profit decreased 4% to $4.6 million (9% of net sales) during the third quarter of 1998 compared to $4.8 million (12% of net sales) during 1997. The deterioration in gross profit as a percentage of sales was primarily due to increased material and overhead expense.

         Selling, general and administrative expense remained flat at $3.7 million (8% of net sales) for the third quarter of 1998 compared to the same period (at 9% of sales) of 1997. Gem Top's selling, general and administrative expenses remained flat at $0.2 million (16% of sales) for the third quarter of 1998 compared to the same period (at 19% of sales) of 1997.

     Morgan's operating income decreased 9% or $0.1 million to $1.0 million during the third quarter of 1998 compared to $1.1 million for the third quarter of 1997.

Truck Accessories Group - Manufacturing Division

         The following discussion excludes the results of the operations of Gem Top, which was acquired by Morgan in June 1997.

              Nine months ended September 30, 1998 Compared to Nine
                        months ended September 30, 1997

         Net third party sales increased $1.7 million or 3% to $64.2 million for the nine months ended September 30, 1998, compared to $62.5 million, excluding Gem Top sales of $2.3 million, for the same period in 1997, primarily due to increases at Century and Raider. Average unit prices increased approximately 6% at Century, principally due to the introduction of a new product during the period.

         Cost of sales decreased by $0.5 million or 1% to $47.7 million compared to the same period in 1997. Gross profit increased by $3.3 million or 25% to $16.5 million (26% of sales) compared to $13.2 million (21% of sales) in the same period of 1997. Improvements in manufacturing processes, reduction in rework and returns and lower labor costs at Leer Manufacturing reduced cost of sales by approximately $2.8 million during the first nine months of 1998. Indicators of quality, including customer returns, improved by 11% during the first nine months compared to the same period in 1997.

          Selling, general and administrative costs decreased by $2.5 million or 15% to $13.9 million compared to $16.4 million for the same period in 1997. The decrease is due primarily to the $1.0 million reduction in the administrative staff and favorable adjustments to warranties, bad debts and workers' compensation of $0.8 million during the first nine months of 1998.

          Operating income increased $5.8 million to $2.8 million for the first nine months of 1998 compared to an operating loss of $3.0 million for the first nine months of 1997.

                Third Quarter 1998 Compared to Third Quarter 1997

     Net third party sales increased $2.6 million or 13% to $22.6 million for the quarter ended September 30, 1998 compared to $20.0 million during 1997, primarily due to a 22% increase in sales at Leer.

     Cost of sales increased $1.1 million or 7% to $16.8 million for the quarter ended September 30, 1998 compared to $15.7 million during 1997.

         Gross profit increased $1.5 million or 35% to $5.8 million for the quarter ended September 30, 1998 compared to $4.3 million during 1997. Gross profit as a percentage of sales increased to 26% as compared to 21% in the same quarter in 1997. The increase in gross profit margin during the third quarter of 1998 compared to 1997 was primarily due to the effectiveness of product quality improvements at Leer Manufacturing, new product introductions at 20th Century Fiberglass during the second quarter of 1998 and reductions in material costs and warranty charges at Raider.

        Selling, general and administrative expenses decreased $0.6 million or 11% to $4.8 million for the quarter ended September 30, 1998 compared to $5.4 million during 1997, primarily due to staff reductions.

        Operating income increased $2.2 million to $1.0 million for the quarter ended September 30, 1998 compared to an operating loss of $1.2 million during 1997.

EFP

                Nine months ended September 30, 1998 Compared to
                      Nine months ended September 30, 1997

         Net sales increased 12% to $27.0 million for the first nine months of 1998 compared to $24.2 million for the comparable period of 1997 due primarily to increased sales of packaging products and tooling produced by EFP's pattern division.

         Cost of sales increased 9% to $20.8 million during the 1998 period compared to $19.0 million during 1997. Primarily due to lower material costs and better overhead absorption on higher volume, gross profit increased to $6.2 million (23% of net sales) for the first nine months of 1998 compared to $5.1 million (21% of net sales) for the first nine months of last year.

         Selling, general and administrative expense increased 8% to $3.3 million (12% of net sales) for the first nine months of 1998 compared to $3.0 million (13% of net sales) during the comparable period of 1997.

         Operating income increased $0.8 million or 40% to $2.9 million during the first nine months of 1998 compared to $2.1 million during 1997 due primarily to the increase in gross profit.

                Third Quarter 1998 Compared to Third Quarter 1997

     Net sales increased 17% to $9.9 million for the third quarter of 1998 compared to $8.5 million for the comparable period of 1997.

         Cost of sales increased $0.9 million to $7.5 million during the third quarter of 1998 compared to $6.6 million for the comparable period of 1997. Gross profit increased to $2.4 million (25% of net sales) for the third quarter of 1998 compared to $1.9 million (23% of net sales) for the third quarter of 1997.

         Selling, general and administrative expense increased 18% to $1.2 million (12% of net sales) for the third quarter of 1998 compared to $1.0 million (12% of net sales) during the comparable period of 1997.

     EFP's operating income increased $0.3 million to $1.2 million for the third quarter of 1998 compared to operating income of $0.9 million for the same period of 1997.


MIC Group

                Nine months ended September 30, 1998 Compared to
                      Nine months ended September 30, 1997

         Net sales increased 2% to $22.3 million for the first nine months of 1998 compared to $21.8 million during the comparable period in 1997. The decline in the price of oil has affected sales and backlog at September 30, 1998. Backlog at September 30, 1998 was $4.5 million compared to $6.5 million at December 31, 1997 and $6.8 million at September 30, 1997.

         Cost of sales increased 13% to $17.6 million for the first nine months of 1998 compared to $15.6 million for the first nine months of 1997. The increase is due primarily to increased sales and material cost increases associated with a change in product mix. Gross profit decreased to $4.7 million (21% of net sales) for the first nine months of 1998 compared to $6.1 million (28% of net sales) for the first nine months of 1997.

         Selling, general and administrative expenses increased to $2.7 million (12% of net sales) for the first nine months of 1998 compared to $2.4 million (11% of net sales) for the comparable period of 1997. This increase is due to increased sales personnel and related costs.

     Operating income decreased by $1.8 million to $1.9 million for the first nine months of 1998 compared to $3.7 million for the first nine months of 1997.

                Third Quarter 1998 Compared to Third Quarter 1997

     Net sales increased 5% to $6.9 million for the third quarter of 1998 compared to $6.6 million for the comparable period in 1997.

         Cost of sales increased 17% to $5.7 million for the third quarter of 1998 compared to $4.9 million for the third quarter of 1997. Gross profit decreased 31% to $1.2 million (17% of net sales) during 1998 compared to $1.7 million (26% of net sales) during the same period in 1997, due primarily to higher labor and material costs during the quarter.

     Selling, general and administrative expense increased $0.1 million to $0.9 million for the third quarter of 1998 compared to $0.8 million for the third quarter of 1997.

         During  the  quarter  ended   September   30,  1998,   MIC  closed  its
unprofitable Houston facility. Closing costs of $0.2 million, incurred during the quarter, were included in Other Expense.

     Operating income decreased 80% to $0.2 million for the third quarter of 1998 compared to $1.0 million for the third quarter 1997.

Discontinued Operations - TAG Distribution

         In anticipation of the sale of TAG Distribution Division, TAG Distribution's results of operations are reported as discontinued operations in the consolidated financial statements presented. Management has provided $6.2 million for an estimated loss on disposal of TAG Distribution including a provision for losses through the disposal date, net of applicable taxes.

              Nine months ended September 30, 1998 Compared to Nine
                        months ended September 30, 1997

         Net third party sales increased $3.6 million or 9% to $43.6 million for the nine months ended September 30, 1998 from $40.0 million for the same period in 1997. At Leer Retail, sales decreased 4% to $26.2 million because of the closing of six unprofitable stores during the latter part of 1997. Same store sales increased approximately 5% to $25.2 million from $23.9 million. Wholesale sales increased 38% or $4.8 million to $17.4 million in 1998 compared to 1997. The sales increase during 1998 included MTA sales of $5.4 million, which was acquired in October 1997.

         Cost of sales increased by $3.2 million or 12% to $30.0 million compared to $26.8 million in the same period last year. The operations of MTA, acquired in October 1997, account for $4.5 million increase in cost of sales for the first nine months of 1998.

         Gross profit increased by $0.4 million or 3% to $13.6 million compared to $13.2 million in the same period in 1997.

         Selling, general and administrative expenses decreased by $2.0 million or 12% to $14.2 million in the nine months ended September 30, 1998 compared to $16.2 million in the same period of 1997. The elimination of the TAG Distribution administrative headquarters, completed in December of 1997, reduced expenses approximately $1.8 million compared to the prior year. The closure of six unprofitable retail stores reduced selling, general and administrative expenses at Leer Retail by $1.2 million. NTA's selling, general and administrative expenses increased by $0.8 million or 12 % to $5.5 million in the first nine months of 1998 compared to $4.7 million in the same period in 1997. The increase was due to costs of $0.9 million associated with MTA, acquired in October 1997.

         TAG Distribution's operating loss decreased $2.6 million to $0.5 million for the first nine months of 1998 compared to an operating loss of $3.1 million for the first nine months of 1997. The decrease is primarily due the acquisition of MTA in October of 1997, the elimination of the TAG Distribution administrative headquarters and the closure of unprofitable retail outlets.


                Third Quarter 1998 Compared to Third Quarter 1997

         Net third party sales at TAG Distribution increased $1.0 million or 8% to $14.5 million for the quarter ended September 30, 1998 from $13.5 million for the quarter in 1997. At Leer Retail, sales increased 5% to $8.7 million for the quarter ended September 30, 1998 from $8.3 million during 1997. Wholesale sales increased 33% or $1.4 million due primarily to the October 31, 1997 acquisition of Midwest Truck Aftermarket Inc.

     Cost of sales increased $0.8 million or 8% to $10.0 million for the quarter ended September 30, 1998 from $9.2 million during 1997.

Gross profit increased $0.2 million or 5% to $4.5 million for the three months ended September 30, 1998 compared to $4.3 million during 1997.

        Selling, general and administrative expense decreased $0.1 or 3% to $5.2 million for the quarter ended September 30, 1998 compared to $5.3 million during 1997. The decrease was due primarily to lower general and administrative expenses as a result of the closure of TAG Distribution's headquarters and unprofitable retail stores.

        TAG Distribution's operating loss improved $0.4 million to a loss of $0.6 million for the quarter ended September 30, 1998, compared to an operating loss of $1.0 million during 1997. The decrease in operating loss was due primarily to cost reductions in selling, general and administrative expenses.

Discontinued Operations - Lowy

         During the quarter ended September 30, 1998, the Company decided to pursue a plan for selling Lowy Distribution. Additionally, the sale of the Blue Ridge/Courier division was completed resulting in a gain of $6.5 million. Consequently, the operations of Lowy have been reported as discontinued operations in the consolidated financial statements for the periods presented. Because the assets of Blue Ridge/Courier were sold during the period, the following relates to the operations of Lowy Distribution, only.

                Nine months ended September 30, 1998 Compared to
                      Nine months ended September 30, 1997

         Net sales decreased 5% to $27.9 million for the first nine months of 1998 compared to $29.5 million for the first nine months of 1997 due primarily to poor third quarter sales of carpet and vinyl products at all locations.

         Cost of sales decreased 5% to $21.6 million for the first nine months of 1998 compared to $22.7 million for the same period in 1997. Gross profit decreased 7% to $6.3 million (23% of net sales) for the first nine months of 1998 compared to $6.8 million (23% of net sales) for the 1997 period.

         Selling, general and administrative expense decreased 6% to $6.0 million (22% of net sales) for the first nine months of 1998 compared to $6.4 million (22% of net sales) for the first nine months of 1997.

         Lowy Distribution sold two warehouse facilities during the first nine months of 1997 realizing a gain of $3.0 million which was included in Other Income for the nine months ended September 30, 1997.

         Lowy Distribution's operating income decreased $2.7 million to $0.4 million for the first nine months of 1998 compared to $3.1 million for the first nine months of 1997. Excluding the gain on the sale of the warehouse facility, operating income rose $0.3 million during the nine-month period of 1998 compared to 1997.

                Third Quarter 1998 Compared to Third Quarter 1997

         Net sales decreased 6% to $9.7 million for the third quarter of 1998 compared to $10.3 million for the third quarter of 1997.

         Cost of sales decreased $0.3 million to $7.6 million for the third quarter of 1998 compared to $7.9 million for the third quarter of 1997. Gross profit decreased 13% to $2.1 million (22% of net sales) for the third quarter of 1998 versus $2.4 million (23% of net sales) for the same period in 1997.

     Selling, general and administrative expense decreased to $2.0 million during the third quarter of 1998 compared to $2.2 million in the third quarter of 1997.

     Lowy Distribution's operating income increased $0.1 million in the third quarter 1998 compared to breakeven for the third quarter of 1997.

Liquidity and Capital Resources

         Operating activities during the nine months ended September 30, 1998 provided cash of $10.4 million compared to using cash of $5.2 million during the same period in 1997. The investment in working capital increased by $17.2 million during the nine months ended September 30,1998 compared to 1997, primarily due to a decrease of 57% or $23.5 million in borrowings under the revolving credit facility.

          At November 11, 1998, the Company had total borrowing availability of $49.8 million, of which $3.3 million was used to secure letters of credit and finance trade transactions. Additionally, $12.8 million had been borrowed to fund operations resulting in unused availability of $33.7 million. On August 31, 1998, the Company completed the sale of the assets of Blue Ridge/Courier and proceeds from the sale of approximately $17.2 million were used to repay borrowings under the Revolving Loan Agreement.

        Capital expenditures for the period of $3.3 million related primarily to the maintenance of existing capacity primarily at Morgan and TAG Manufacturing.

         The  Company  is  pursuing  the  sale  of  TAG   Distribution  and  has
accordingly   treated  the  operations  of  TAG  Distribution  as  discontinued.
Additionally the company has signed a letter of intent to sell the Lowy Distribution operations of Lowy and therefore, has treated the operations as discontinued. The anticipated proceeds from the sales will be used to pay down revolver borrowings and invest in existing operations. The results of operations of TAG Distribution and Lowy are not anticipated to significantly affect liquidity prior to their disposal.


         The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Management believes that its cash balances and the borrowing availability under the Revolving Loan Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditures, working capital requirements and known obligations. The Company is in compliance with the terms of the Revolving Loan Agreement.

Year 2000

        The Company's operations rely on several internal computer systems and third party vendor relationships. The Company believes that the Year 2000 issue could present significant operational problems if not properly addressed. The Year 2000 issue generally describes the various problems that may result from the failure to properly process certain dates and date sensitive information by computer and other mechanical systems.

         The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. Based on the recent completed assessment of continuing operations, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware at one of its subsidiaries so that those systems will properly utilize dates beyond December 31, 1999. The Company expects to have all remediated systems fully tested and implemented by September 30, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated.

         The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated between $1.0 million and $2.0 million and is being funded through operating cash flows. To date, the Company has incurred approximately $300,000 related to all phases of the Year 2000 project.

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. However, the Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made following the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties. These include without limitation the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) any sale of a business unit is subject to many factors including terms considered satisfactory to the management of the Company; and (3) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits. The following exhibits are filed herewith: 10.113. Asset Purchase Agreement by and among Lowy Group, Inc., J.B. Poindexter & Co., Inc. and Blue Ridge Acquisition Company, LLC dated August 31, 1998.

b. Reports on Form 8-K. The Company filed the following reports on Form 8-K during the quarter for which this Form 10-Q is filed: None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           J.B. POINDEXTER & CO., INC.
                                  (Registrant)


Date:    November 13, 1998        By:   S. Magee
                                 -----------------------------------------------
                                  S. Magee, Chief Financial Officer and Director

                                  By:   R.S. Whatley
                                  ----------------------------------------------
                                  R. S. Whatley, Principal Accounting Officer