Form 10-K
period 1998-12-31
POINDEXTER J B & CO INC
filed 1999-04-01
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          (Mark one) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $ 0 -------

The number of shares outstanding of each of the registrants' classes of common stock as of March 19, 1999: 3059

Documents Incorporated by Reference: None

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES




PART I.

Item 1.  Business

     J.B. Poindexter & Co., Inc. ("JBPCO") operates primarily manufacturing businesses. JBPCO's subsidiaries are Morgan Trailer Mfg Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), Lowy Group, Inc. ("Lowy" or "Lowy Group"), EFP Corporation, ("EFP") and Magnetic Instruments Corp., ("MIC Group").

       Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John
B. Poindexter. In May 1994, the Company completed an initial public offering of $100.0 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering"). Concurrent with the Note Offering, the Company acquired, from John B. Poindexter and various minority interests, TAG, Lowy Group, EFP and MIC Group. During 1998, the Company's management made the strategic decision to concentrate resources on the Company's manufacturing operations. Consequently, the retail and wholesale distribution operations of TAG and Lowy Group are being held for sale and have been treated as discontinued operations in the Consolidated Financial Statements of the Company. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

       During 1998, the Company sold the carpet manufacturing and dyeing operations (Blue Ridge/Courier) of Lowy Group. The plan to dispose of the remaining operations of Lowy Group and the distribution operations of TAG (TAG Distribution) are anticipated to be substantially complete by the end of the second quarter of 1999. See Note 13 of Notes to the Consolidated Financial Statements.

     The Company considers each of its operating subsidiaries as an industry segment. See Note 3 to the Consolidated Financial Statements of the Company.

Morgan

       Morgan is the nation's largest manufacturer of commercial van bodies ("van bodies") for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its 119 authorized distributors, seven manufacturing plants and two service facilities are in strategic locations to provide nationwide service to its customers, including rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania, and was acquired in 1990.

       Morgan's van bodies are manufactured and installed on truck chassis, which are classified by hauling capacity or gross vehicular weight rating
("GVWR"). There are eight classes of GVWR. Morgan generally manufactures products for Classes 3 through 7, those having a GVWR of between 10,001 pounds (light-duty dry freight vans) and 33,000 pounds (medium-duty trucks). It generally does not manufacture products for Classes 1 or 2 (pickup trucks) or Class 8. The principal products offered by Morgan are the following:

       Dry Freight Bodies (Classes 3-7). Dry freight bodies are typically fabricated with pre-painted aluminum or fiberglass reinforced plywood ("FRP") panels, aerodynamic front-end treatment, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. These products are used for diversified dry freight transportation and represent more than one-half of Morgan's sales.

       Refrigerated Van Bodies (Classes 3-7). Refrigerated vans are equipped with insulated aluminum or FRP bodies that accommodate controlled temperature and refrigeration needs of end-users. These products are used primarily on trucks that transport dairy products, frozen foods and meats.

        Cutaway Van Bodies (Classes 3-5). Aluminum or FRP cutaway van bodies (which differ from conventional vans generally by having different floor configurations and shorter lengths) are installed only on cutaway chassis, which are available with or without access to the cargo area from the cab. Cutaway bodies are used primarily for local delivery of parcels, freight and perishables.

        Stake Bodies and Flatbeds. Morgan also manufactures stake bodies, which are flatbeds with various configurations of removable sides. Stake bodies are used for the movement of a variety of materials for the agricultural and construction industries, among others.

        Gem Top Pickup Truck Caps. Pickup truck caps are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. Effective June 30, 1997, Morgan acquired the operations of Gem Top from TAG. Gem Top services primarily commercial customers. For a more detailed discussion of the truck accessories business see TAG below.

        Some of the components of Morgan's products, such as certain patented methods for making curtained doors for vehicle bodies, are proprietary. Morgan also offers certain products manufactured by others, including those distributed by Morgan's Advanced Handling Systems Division that facilitate the loading and unloading of cargo. Morgan distributes spare parts through and offers limited service programs at some of its own facilities and through its 119 authorized distributors.

        Customers and Sales. The van body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, "fleet/leasing customers"); and
(2) truck dealers and distributors who sell vehicles to others (collectively, "dealer/distributor customers"). Morgan's net sales constituted 55%, 54% and 49% of the Company's total net sales in 1998, 1997 and 1996, respectively.

        Morgan's revenue is generated by five sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors ("Commercial Sales"); (2) sales to consumer rental companies ("Consumer Rental Sales"); (3) parts; (4) service and (5) the Advanced Handling Systems Division.

        Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local moving vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, usually in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan's business.

        Morgan's two largest customers, Ryder Truck Rental, Inc. and Penske Truck Leasing L.P., have, together, historically represented approximately
40-50% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years and management considers relations with each to be good. Sales to these customers represented 26%, 24% and 21% of the Company's consolidated net sales during the years 1998, 1997, and 1996, respectively.

        Morgan  sells   products   through  its  own  sales  force  and  through
independent distributors. Most of the distributors sell a wide variety of truck related equipment to truck dealers and end-users.

        Manufacturing and Supplies. Morgan operates manufacturing, body mounting and service facilities in Pennsylvania, Wisconsin, Georgia, Texas and Arizona. It also has sales, service and body mounting facilities in Florida and California. Its Gem Top division is located in Oregon.

        Generally, all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. Revenue is recognized and the customer is billed upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 1998 and 1997, Morgan's total backlog was approximately $73 million and $55 million, respectively. All of the products under the orders outstanding at December 31, 1998 are expected to be shipped during 1999.

        Morgan maintains an inventory of raw materials necessary to build van bodies according to customers' orders. Raw materials are acquired from a variety of sources and Morgan has not experienced significant shortages of materials in recent years. Fiberglass reinforced plywood panels, which are important components of Morgan's products, are acquired principally from two suppliers. The loss of either of those suppliers could disrupt Morgan's operations until a replacement source could be located. Morgan's customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to Morgan is dependent upon truck manufacturers' production schedules, which are beyond Morgan's control. Delays in chassis deliveries can disrupt Morgan's operations and can increase its working capital requirements.

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

        Competition. The van body manufacturing industry is highly competitive. Morgan competes with a limited number of large manufacturers and a large number of smaller manufacturers. Some of Morgan's competitors operate from more than one location. Certain competitors are publicly owned with substantial capital resources. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price.

TAG

         TAG historically has had two operating divisions: TAG Manufacturing, which consists of the Leer, 20th Century Fiberglass (Century) and Raider Industries Inc., (Raider) operating divisions; and TAG Distribution, consisting of retail (Leer Retail and Radco) and the wholesale distribution business (National Truck Accessories, including Midwest Truck AfterMarket). During 1998, the Company decided to dispose of the TAG Distribution business and has, accordingly, treated it as discontinued in the Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements of the Company.

     TAG Manufacturing is the nation's largest manufacturer of pickup truck caps and tonneau covers and its products are marketed under the brand names Leer, Raider, LoRider and Century. Caps and tonneau covers are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. TAG's eight manufacturing plants and network of over 600 independent dealers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. TAG's net sales constituted 27%, 28% and 33% of the Company's total net sales during 1998, 1997 and 1996, respectively. Formed in 1971, TAG is headquartered in Elkhart, Indiana and was acquired in 1987.

         Customer and Sales. Most purchasers of TAG's products (purchased from dealers) are individuals. TAG's products are sold through its national network of independent dealers. TAG also sells its products in Canada and Europe. In 1998, foreign sales (primarily in Canada) represented approximately 8% of TAG's total sales or less than 3% of the Company's total net sales. During 1998, 1997 and 1996, TAG Manufacturing had intercompany sales of $12.7 million, $13.7 million and $15.3 million, respectively, to TAG Distribution. Under the current plan of disposal for TAG Distribution, a substantial portion of these sales may not continue subsequent to the disposition.

         Manufacturing and Supplies. TAG designs and manufactures caps and tonneaus in seven manufacturing facilities located in California, Indiana, Pennsylvania and Saskatchewan, Canada. Approximately 85% of the caps sold by TAG are fiberglass, with aluminum representing the balance. TAG maintains an inventory of raw materials necessary to manufacture its products. Raw materials are obtained from a variety of sources and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG's production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company.

         Industry. Sales of caps and tonneaus tend to correspond to the level of new pickup truck sales. Cap sales are seasonal, with sales typically being higher in the spring and fall than in the summer and winter.

     Competition.  The cap and tonneau  cover  industry  is highly  competitive.
Competitive   factors  include   product   availability,   quality,   price  and
installation services.

EFP

         EFP molds and markets expandable foam plastics used primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and materials handling products. Management believes that EFP is the nation's third largest producer and marketer of custom-shaped, molded expandable plastics. Management believes that EFP's competitive strengths include its ability to manufacture high quality products for competitive prices while providing excellent service to its customers, including timely delivery of products. EFP's net sales made up approximately 10% of the Company's total net sales during each of the last three years. Founded in 1954, EFP is headquartered in Elkhart, Indiana and was acquired in 1985.

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

         EFP manufactures and markets the following products:

         o Packaging and Shock Absorbing Products. EFP sells these products to other manufacturers who use them to package and ship a wide assortment of industrial and consumer products, such as computers, television sets, toys, furniture, appliances and cameras. Virtually all of these products are custom-made to fit the "footprint" of the particular product or item for which EFP's product is being manufactured. These products are manufactured from EPS and EPP, with EPP being used for more fragile products. Sales of packaging and shock absorbing products represent approximately 75% of EFP's total sales.

         o Material Handling Products. These products include reusable trays or containers that are used for transporting components to or from a customer's manufacturing facility. EFP also offers its Thin-Wall(TM) products, which are used as parts positioning trays for robotic or automatic product assembly (such as camera manufacturing). Material handling products generally are produced from EPS, EPP or Copolymer.

         o Components. EFP provides materials manufactured from EPP, which are used as energy absorbing components of automobile bumpers. EFP also offers a line of its Styro-Cast(R) foam foundry patterns used by foundries in the "lost foam" or "evaporative casting" metal pouring process. During 1996, EFP began the production of door cores, with a molded-in metal frame, for use in the mobile home manufacturing industry.

     Customers  and  Sales.   EFP's   products  are  sold  to  the   automotive,
electronics, furniture, appliance and marine industries, among others. EFP has a reasonably diversified customer base.

         EFP utilizes an in-house sales force and engages independent representatives, from time to time, to provide supplemental sales support in the marketing of EFP's packaging and shock absorbing products. EFP also employs an engineering staff that assists customers in the production, design and testing of products. Because expanded foams are very bulky, freight charges impose geographical limitations on sales of those products. Generally, EFP considers its target market to be limited to a 300-mile radius surrounding each manufacturing facility. In certain circumstances, however, EFP has shipped its products greater distances.

         Manufacturing and Supplies. EFP manufactures its products at facilities located in Indiana, Wisconsin, Alabama, Tennessee and Texas. The Texas and Tennessee facilities manufacture products primarily for Compaq Computer Corporation and Toshiba Corporation, respectively, although EFP utilizes both facilities to manufacture products for other customers as well.

         As is customary in the industry, EFP purchases its raw materials from a variety of sources on a purchase order basis and not pursuant to long term supply contracts. Raw material prices fluctuate and EFP historically has been affected by price increases in the past but has not experienced significant shortages of raw materials in recent years.

         EFP is ISO 9001 certified. ISO 9001 is an internationally recognized certification of production practices and techniques employed in manufacturing processes.

         Industry. Because most of EFP's products are manufactured for use by other industries, economic conditions, which affect those other industries, generally will affect EFP's operations. In particular, growth or a downturn in the automotive, electronics, furniture or appliance industries generally would be expected to have a corresponding effect on EFP's business, as those are the principal industries served by its packaging and shock absorbing products. Sales of EFP's products typically are not seasonal, other than during a slight downturn during the latter part of December and early January.

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

MIC Group

         MIC Group is a manufacturer, caster and assembler of precision metal parts used in the worldwide oil and gas, aerospace and general industries. Formed in 1963, MIC Group is located in Brenham, Texas and was acquired in 1992. MIC Group operates an electronic assembly facility in Houston, which operates under the name ElectroSpec. MIC Group's net sales made up less than 10% of the Company's net sales during each of the last three years.

         Products. MIC Group manufactures various precision metal parts and electro-mechanical devices that are utilized primarily in a variety of oilfield applications and also in the aerospace and other industries. Most of the precision parts currently manufactured by MIC Group are utilized in connection with the exploration for oil and gas reserves. Parts produced by MIC Group are utilized for complex functions, such as well bore logging, perforation and fracturing. Its products are also applicable to many seismic and geophysical activities. ElectroSpec assembles electronic printed circuit boards and instrumentation packages for the same or similar applications. Electronic assembly provides additional sales opportunities by providing turnkey value-added assemblies to its customers, who incorporate machined parts and electronics in the manufacture of their products.

         Customers. MIC Group sells its products to primarily international oilfield services and aerospace companies. MIC Group has one customer that represents approximately 57% of its total net sales during 1998. The customer has purchased products and services from MIC Group for more than five years and management considers relations with the customer to be good.

         Manufacturing and Supplies. MIC Group manufactures its products in Brenham, Texas. ElectroSpec is located in Houston, Texas. Management believes that MIC Group's manufacturing capabilities are among the most sophisticated in the industry. It performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning and gun drilling. MIC Group also performs investment casting services.

         MIC Group is ISO 9002 certified. ISO 9002 is an internationally recognized certification of production practices and techniques employed in manufacturing processes.

         Products are manufactured primarily from non-magnetic stainless steel, alloy steels, nickel-based alloys, titanium, brass and beryllium copper.
Materials are obtained from a variety of sources and MIC Group has not experienced significant shortages in materials in recent years.

         Industry. Because a significant amount of MIC Group's products are sold to large, international oilfield service companies, MIC is not dependent solely on the domestic oil and gas industry. Rather, demand for equipment and services supplied by those oilfield service companies and, in turn, sales of related parts manufactured by MIC Group and ElectroSpec, are directly related to the level of worldwide oil and gas drilling activity. Aerospace companies make up the second largest segment of business and that business activity is dependent on world economics and defense spending.

         Competition. MIC Group competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration industry, aerospace and general industry. Technological know-how and production capacity are the primary competitive factors in MIC Group's industry.

Discontinued Operation - TAG Distribution

         TAG Distribution distributes accessories for light trucks, minivans and sport utility vehicles; including caps and tonneaus manufactured by TAG Manufacturing. At December 31, 1998, Leer Retail operated 35 retail stores and National Truck Accessories operated six wholesale distribution centers, including Midwest Truck AfterMarket. The Company has decided to exit the truck automotive accessory distribution business and has committed to a plan to sell or close the wholesale and retail businesses of TAG Distribution. As of March 19, 1999, the Company has sold 14 retail stores, one wholesale distribution center and closed one distribution center. The disposition of TAG Distribution is expected to be substantially complete by mid-1999. TAG Distribution has been treated as a discontinued operation in the Company's Consolidated Financial Statements. See Note 13 to the Consolidated Financial Statements of the Company.

Discontinued Operation - Lowy

         Lowy, which was acquired in 1991, operates in the floor covering distribution business. The Company has decided to sell the Lowy distribution business and, accordingly, has classified it as a discontinued operation in the Company's Consolidated Financial Statements. Lowy included carpet manufacturing and dyeing operations (Blue Ridge and Courier), which were sold, effective August 31, 1998. See Note 13 to the Consolidated Financial Statements of the Company.

         Lowy is a leading wholesale floor-covering distributor, in the Midwest, serving twelve Midwestern states. It operates seven facilities, located in Iowa, Kansas, Minnesota, Nebraska and three locations in Missouri.

          Products. Lowy offers two broad categories of products, each of which includes multiple product lines and accessories:

          o Hard Surface Products. Hard surface products include sheet vinyl, vinyl, wood flooring, ceramic floor, wall tiles and accessories and laminate flooring.

          o Soft Surface Products. This product line consists of carpet, padding substrate used in carpet installation, area rugs and sundry items, such as carpet cleaners and installation accessories. Most of Lowy's carpet sales are for residential installation, with the balance being sales to the commercial market. Its carpet line is anchored by carpet manufactured by Barrett, the Beaulieu Group, Miliken, the Mohawk Group and the Shaw Group. Lowy Distribution also offers private label carpeting marketed under the "Americana" and "Essex House" names and manufactured by various suppliers.

         Customers and Sales. Lowy sells its products primarily to floor covering retailers, most of which are privately owned, small to medium-sized dealers located away from major metropolitan areas. These dealers rely on wholesalers, such as Lowy, to provide a broad line of products with adequate inventory ready for immediate delivery and to provide sales and marketing support.

         Inventory and Supplies. Lowy offers products manufactured by a variety of suppliers. Its largest supplier is Congoleum Corporation ("Congoleum"), whose products represent approximately 30% of Lowy's total revenue during each of the last three years. Lowy has purchased products from Congoleum since 1967 and management considers its relations with Congoleum to be good. Nonetheless,
Congoleum is entitled to terminate its relationship with Lowy at any time, subject to notice requirements. Lowy is an exclusive distributor of Congoleum's products in certain markets and competes with other Congoleum distributors in other markets. Congoleum may appoint additional distributors of its products in Lowy's markets at any time. The loss of Congoleum as a supplier, or the introduction of other Congoleum distributors into Lowy's markets, could adversely affect Lowy's operations.

         Industry. The wholesale distribution of floor covering is affected by the level of new home and remodeling construction activity. The industry is somewhat seasonal, with the second and third quarters generally having higher sales than the other quarters.

         Competition. The floor covering wholesale distribution business is highly competitive. Lowy competes with other wholesale distributors, retail building supply chains and large carpet and tile manufacturing companies, who sell their products directly to their customers.

Trademarks and Patents

         The Company owns rights to certain presentations of Leer's name (part of TAG Manufacturing), which the Company believes is valuable insofar as management believes that it is recognized as being a leading "brand name." The Company also owns rights to certain other trademarks and tradenames, including certain presentations of Morgan's name. Although these and other trademarks and tradenames used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or tradenames themselves are less important to customers than the quality of the products and services.

Employees

              At February 28, 1999, the Company had approximately 3,300 full-time employees. Personnel are unionized in: Lowy Distribution's Fridley, Minnesota (contract expires May, 1999), St. Louis (contract expires February,
2001) and Ankeny, Iowa (contract expires December, 1999) warehouses (covering 10, 14, and 7 persons, respectively); EFP's Decatur, Alabama facility (covering approximately 65 persons, with a contract expiring in August 2000); and TAG Manufacturing's Raider Industries facility in Canada (covering approximately 160 persons, with a contract expiring in December 2000). The Company believes that relations with its employees are good.

Environmental Matters

         The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and addressing materials used in manufacturing the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water. The Company also generates non-hazardous wastes. The Company has received occasional notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion, or otherwise, have a material adverse effect on the Company's business and financial condition.

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

         Since the 1980s and early 1990s, products manufactured from expandable polystyrene, such as some of the products manufactured by EFP, have been criticized as being allegedly harmful to the environment. Although management believes that more recent information suggests that expandable polystyrene is not as harmful to the environment as reported earlier, negative publicity relating to the material has had, and in the future could have, an adverse effect on EFP's business, although this publicity has not had a material adverse effect on EFP's results of operations.

Item 2.  Properties

         The Company owns or leases the following manufacturing, office and sales facilities as of March 19, 1999:
                                                                 Owned
                                                     Approximate  or      Lease
    Location                    Principal Use        Square Feet Leased Expir-
                                                                        ation(a)
Morgan:
 Ehrenberg, Arizona ...........   Manufacturing          125,000   Owned    --
 Rydal, Georgia ...............   Manufacturing           85,000   Leased   1999
 Ephrata, Pennsylvania ........   Manufacturing           50,000   Owned    --
 Morgantown, Pennsylvania .....   Manufacturing           62,900   Leased   1999
 Morgantown, Pennsylvania .....   Office & manufacturing 261,500   Owned    --
 Corsicana, Texas .............   Manufacturing           60,000   Owned    --
 Janesville, Wisconsin ........   Manufacturing           23,000   Leased   1999
 Janesville, Wisconsin ........   Manufacturing           32,000   Owned    --
 Clackamas, Oregon ............   Manufacturing           78,000   Leased   2003
TAG Manufacturing:
 Woodland, California .........   Manufacturing           92,000   Leased   2001
 Elkhart, Indiana .............   Office & research       17,500   Owned    --
 Elkhart, Indiana .............   Manufacturing          139,000   Leased   2001
 Milton, Pennsylvania .........   Manufacturing          102,000   Leased   2001
 Elkhart, Indiana .............   Manufacturing           91,900   Owned    --
 Elkhart, Indiana .............   Office & manufacturing  18,400   Leased   1999
 Drinkwater, Saskatchewan, Canada Office & manufacturing  72,000   Owned    --
 Moose Jaw, Saskatchewan, Canada  Manufacturing           87,000   Leased   2005
EFP:
 Decatur, Alabama .............   Manufacturing          175,000   Leased   1999
 Elkhart, Indiana .............   Office & manufacturing 211,600   Owned    --
 Elkhart, Indiana .............   Manufacturing           24,900   Leased   1999
 Gordonsville, Tennessee ......   Manufacturing           40,000   Leased   2001
 Marlin, Texas ................   Manufacturing           73,000   Leased   2001
 Waukesha, Wisconsin ..........   Manufacturing           13,850   Leased   2000
MIC Group:
 Brenham, Texas ...............   Office & manufacturing  75,500   Owned    --
 Houston, Texas ...............   Manufacturing            9,600   Leased   2000


(a)      Including all renewal terms.

         The Company utilizes principally all of its facilities and believes that its facilities are adequate for its current needs and are capable of being utilized at higher capacities to supply increased demand, if necessary.

Item 3.  Legal Proceedings


         The Company is involved in various lawsuits, which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

         EFP is subject to a lawsuit concerning the supply of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period, as a result of errors made by the utility company. The Company is aggressively defending the suit and believes that its resolution will not have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


         The registrant's common equity is privately held and not publicly traded. As of March 19, 1999, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, JBPCO paid no cash dividends.

         The registrant's ability to pay dividends on its common equity is restricted to the extent described in the Senior Note Indenture, dated of May 23, 1994, pertaining to the registrant's 12 1/2% Senior Notes due 2004 and the Loan and Security Agreement, dated as of June 28, 1996, with Congress Financial Corporation, as lender.



Item 6.  Selected Financial Data

         The historical financial data presented below, for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and notes thereto. The historical financial information presented below has been restated to reflect the discontinuation of

TAG Distribution and Lowy. The financial information is not directly comparable due to the acquisitions of Century and Raider in June 1995.

                                               Year Ended December 31,
                                 (Dollars in Millions, Except Per Share Amounts)
                                      1998     1997     1996     1995      1994
Operating Data:
Net sales ........................   $ 365.3  $ 338.6  $ 310.9  $ 329.5  $ 278.9
Cost of sales ....................     310.1    280.2    257.1    283.6    229.0
Selling, general and
   administrative expense ........      47.6     48.4     44.7     43.9     34.3
Closed and excess facility costs .       0.3      1.4      1.0      --       --
Other (income) expense ...........      (0.4)    (0.4)     0.1     (1.0)     --
                                       -----    -----    -----    -----    -----
Operating income .................       7.7      9.0      8.0      3.0     15.6
Interest expense .................      15.7     15.8     14.5     14.2      9.3
Income tax provision (benefit) ...       0.7      1.0     (1.0)    (2.9)     3.0
                                       -----    -----    -----    -----    -----
Income (loss) before extraordinary
 loss and discontinued operations .... (8.7)     (7.8)    (5.5)    (8.3)    3.3
Income (loss) from discontinued
 operations .......................... (3.4)      0.2     (0.6)    (0.2)    2.2
Extraordinary loss ...................  --        --      (0.3)     --     (2.1)
                                        ---       ---      ---      ---     ---
Net income (loss) ...................$(12.1)     (7.6)   $(6.4)   $(8.5) $  3.4
                                        ===       ===      ===      ===     ===

Earnings (loss) per share            $(3,973) $(2,467) $(2,097) $ 2,790   $1,503
                                       ======  ======   ======   ======   ======
Cash dividends per share                $ --    $ --     $ --     $ --    $2,910
                                        =====   =====   ======   ======   ======

Balance Sheet Data
    (at period end):
Working capital .................    $  15.0  $   2.3   $  1.4  $   7.1  $  36.8
Total assets ....................      133.9    161.2    162.9    169.0    159.8
Total long-term obligations .....      102.9    103.3    103.7    105.6    109.0
Stockholder's equity (deficit) ..    $ (17.2) $  (4.7)  $  3.0  $   9.5  $  17.8

Cash Flow Data:
    Net cash provided by (used in)
       operating activities ........  $ 11.7  $  (2.5)  $ 10.7  $  (8.2)$ (1.7)
    Capital expenditures ...........     6.3      7.3      8.1     11.9     9.2
    Net cash provided by (used in)
       investing activities ........    10.3     (6.4)    (7.5)  (19.0)   (14.5)
    Net cash provided by (used in)
        financing activities .......   (23.1)     9.5     (2.3)   19.8     23.5
    Depreciation and amortization (a)   10.6     11.6     11.2    10.5      8.2

Other Data:
EBITDA (b) ........................    $17.2    $20.9    $17.1   $10.5   $ 21.6
Consolidated EBITDA
       Coverage Ratio (c) .........    1.1x     1.3x     1.2x     0.7x     2.3x

(a) Depreciation and amortization excludes amortization of debt issuance cost of $0.9 million, $0.8 million, $0.7 million, $0.7 million and $0.4 million in 1998, 1997, 1996, 1995 and 1994, respectively.

(b) "EBITDA" from continuing operations is net income increased by the sum of interest expense, income taxes, depreciation and amortization and other non-cash items as defined in the Indenture pertaining to the Senior Notes. EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. The Company has included EBITDA from continuing operations because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company's operating cash flow and historical ability to service its indebtedness.

(c) "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA from continuing operations of JBPCO and its subsidiaries that guarantee the Notes, to interest expense that is used in the Indenture to limit the amount of indebtedness that the Company may incur. Certain of the Company's subsidiaries are not guarantors of the Notes, see Note 8 of Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

Basis of Financial Statements

         During 1998, the Company committed to plans for disposing of Lowy Group and TAG Distribution. As of December 31, 1998, the Company has disposed of the Blue Ridge/Courier operations of Lowy and certain portions of TAG Distribution. The Company plans to dispose of the remaining portions of these business lines in 1999. Accordingly, the remaining operations of Lowy and TAG Distribution are being held for sale and the related operating results have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented. As a result, the Company recorded a loss from discontinued operations of $3.4 million, net of taxes in 1998. The components of this net loss are discussed further under the captions "Discontinued Operations - TAG Distribution" and "Discontinued Operations - Lowy Group" and in Note 13 to the Consolidated Financial Statements.

Overview

         The Company operates in various industries and considers each of its main operating subsidiaries a separate business segment. The businesses are dependent on various factors reflecting general economic conditions including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and the level of oil and gas exploration activity. Net sales at Morgan and EFP increased 32% and 21%, respectively over the three-year period ended December 31, 1998, as each segment experienced increased demand for its products. Sales at TAG Manufacturing decreased 6% during 1997 compared to 1996 as manufacturing quality problems at the Leer operations and the closure of a Leer manufacturing facility caused a reduction in sales. However, TAG Manufacturing sales during 1998 recovered to 1996 levels. The MIC Group business segment experienced a decline in activity during 1998 as a result of the decline in the level of world-wide oil and gas exploration activity.

         The following table represents the net sales, operating income and operating margins for each business segment and on a consolidated basis.

                                      Years Ended December 31,
                                      1998      1997      1996
                                      ----      ----      ----
                                        (Dollars in Millions)

Net Sales:
    Morgan   ......................  $201.1    $181.7    $152.1
    TAG Manufacturing..............    99.3      95.4     101.9
    EFP............................    38.0      33.0      31.4
    MIC Group......................    26.9      28.5      25.5
                                   --------   --------  --------
   Consolidated...................   $365.3    $338.6    $310.9
                                    =======    =======  ========

Operating Income (Loss):
    Morgan.........................   $ 2.8     $ 8.6     $ 6.3
    TAG Manufacturing..............     2.2      (4.5)     (3.3)
    EFP............................     4.0       3.0       2.7
    MIC Group......................     1.5       4.7       4.8
    JBPCO..........................    (2.8)     (2.8)     (2.5)
                                     -------    -------  -------
    Consolidated...................   $ 7.7     $ 9.0     $ 8.0
                                      ======    =======  =======

Operating Margins:
    Morgan.........................    1%        5%        4%
    TAG Manufacturing..............    2%       (5)%      (3)%
    EFP............................   10%        9%        9%
    MIC Group......................    6%       17%       19%
    Consolidated...................    2%        3%        3%

         Net sales include $14.5 million, $15.6 million and $17.0 million, respectively, from intercompany sales to TAG Distribution, which has been classified as a discontinued operation. As a result, operating income includes approximately $2.9 million, $3.1 million and $3.4 million, respectively, related to profits on these sales. Since TAG Distribution's results of operations are classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying Consolidated Statement of Operations for each period presented. Under the current plan of disposition for TAG Distribution, a substantial portion of these sales may not continue subsequent to the disposition.

         During 1998, MIC Group closed a facility and incurred charges of $0.3 million, which was included in operating income for the period. TAG manufacturing operating income included $0.8 million and $1.0 million of charges during the years ended December 31, 1997 and 1996, respectively, associated with the closure or write-down in carrying value of certain excess facilities. During 1997, Morgan wrote down the carrying value of its facility in Mexico by $0.5 million.


Results of Operations

Consolidated Operating Results from Continuing Operations

Comparison of 1998 to 1997

         Net sales increased 8% to $365.3 million in 1998 compared to $338.6 million in 1997. The increase was due primarily to Morgan, whose sales increased 11% or $19.4 million. EFP and TAG Manufacturing recorded sales increases of 15% or $5.0 million and 6% or $5.0 million, respectively. Sales decreased 6% or $1.7 million at MIC Group.

         Cost of sales increased 11% to $310.1 million in 1998 from $280.2 million in 1997. Gross profits decreased 5% to $55.2 million (15% of net sales) in 1998 compared to $58.4 million (17% of net sales) in 1997. The decrease in gross profits was due primarily to Morgan and MIC Group, whose gross profits decreased 22% or $5.6 million and 34% or $2.7 million, respectively, partially offset by increases at EFP of 22% or $1.5 million and at TAG Manufacturing of 20% or $3.7 million.

         Selling, general and administrative expense decreased 2% to $47.6 million (13% of net sales) in 1998 compared to $48.4 million (14% of net sales) in 1997. The decrease was due primarily to an 11% or $2.3 million decrease at TAG Manufacturing.

         Operating income decreased 14% to $7.7 million in 1998 compared to $9.0 million in 1997. TAG Manufacturing's operating income increased $6.8 million to $2.2 million in 1998 compared to an operating loss of $4.6 million in 1997 and EFP's operating income increased 31% or $1.0 million. Operating income decreased 67% or $5.8 million at Morgan and 67% or $3.2 million at MIC Group.

         Interest expense decreased 1% to $15.7 million in 1998 compared to $15.8 million in 1997 and weighted average total debt decreased approximately 5% to $132.0 million during 1998 compared to $139.0 million during 1997.

         The Company recorded an income tax expense of $0.7 million for the year ended December 31, 1998 compared to a $1.0 million expense during 1997. The income tax expense of $0.7 million in 1998 represents state and foreign income taxes payable. The Company's income tax provision differs from the federal statutory rate principally due to a $3.6 million increase in the deferred tax valuation allowance relating to net operating losses that may not be realizable. See Note 10 of Notes to the Consolidated Financial Statements.

Comparison of 1997 to 1996

         Net sales increased 9% to $338.6 million in 1997 compared to $310.9 million in 1996. The increase was due primarily to Morgan, whose sales increased 19% or $29.6 million and increases at MIC Group of 12% or $3.1 million and at EFP of 5% or $1.5 million. TAG Manufacturing sales decreased $6.5 million or 6%.

         Cost of sales increased 9% to $280.2 million in 1997 from $257.1 million in 1996, and gross profits increased 8% to $58.4 million (17% of net sales) in 1997 compared to $53.8 million (17% of net sales) in 1996. Morgan, EFP and MIC Group recorded 26%, 9% and 2% increases in gross profits, respectively.

     Selling, general and administrative expense increased 8% to $48.4 million (14% of net sales) in 1997 compared to $44.7 million (14% of net sales) in 1996.

         The Company recorded Closed and Excess Facility Costs of $1.4 million and $1.0 million during the years ended December 31, 1997 and 1996, respectively. During 1997, Morgan considered selling its idle facility in
Mexico. Accordingly, Morgan began marketing the property and, based on an estimate of the fair value less the cost to sell the property, wrote down the carrying value by $0.6 million. In 1996, TAG Manufacturing closed two manufacturing facilities, resulting in a charge of $1.0 million for the year ended December 31,1996, and additional charges during the year ended December 31, 1997 of $0.8 million.

         Operating income increased 12% to $9.0 million in 1997 compared to $8.0 million in 1996. Operating losses at TAG Manufacturing increased 39% to $4.6 million during 1997 compared to $3.3 million during 1996.

         Interest expense increased 9% to $15.8 million in 1997 compared to $14.5 million in 1996 and average total debt increased 5% to $139.0 million during 1997 compared to $132.3 million in 1996.

         The Company recorded an aggregate income tax expense for continuing operations of $1.0 million for the year ended December 31, 1997 compared to a $1.0 million benefit during 1996. See Note 11 of Notes to the Consolidated Financial Statements.

Business Segment Results

Morgan

         During 1998, the Company appointed a new president of Morgan (See Part III of the Company's Annual Report on Form 10-k). Subsequently, new key members of management were appointed, including a Vice President of Operations, Chief Financial Officer and a Vice President of Human Resources. Morgan acquired Gem Top from TAG, effective June 30,1997. Gem Top manufactures pickup truck caps primarily for commercial customers, which compliments the Morgan business. Morgan's operating results have been restated to include Gem Top for all periods presented.

Comparison of 1998 to 1997

         Net sales increased 11% to $201.1 million in 1998 compared to $181.7 million in 1997. Shipments of van body units increased 13% to 26,600 units in 1998 compared to 23,600 units during 1997. Consumer Rental Sales (as defined under Part I, Item I - Business) decreased 18% to $18.7 million and Commercial Sales increased 22% to $158.1 million in 1998 compared to 1997. Backlog at December 31, 1998 was $73.3 million compared to $55.2 million at the end of 1997. The increase in backlog reflects continued demand for Morgan products. However, Morgan depends upon chassis manufacturers for timely delivery of its customers' chassis. Approximately $13.2 million of backlog at December 31, 1998 is a result of delayed chassis deliveries.

         Cost of sales increased 16% to $181.2 million in 1998 compared to $156.1 million in 1997. Gross profits decreased 22% or $5.6 million to $20.0 million (10% of net sales) compared to $25.6 million (14% of net sales) in 1997. The gross profit margin decreased as a result of the increased material and overhead costs as a percentage of sales and less favorable pricing on certain of Morgan's products. Corrective action taken by the new management team included the re-negotiation of raw material supply arrangements and of certain product pricing.

         Selling, general and administrative expense increased 1% to $17.2 million (9% of net sales) in 1998 compared to $17.0 million (9% of net sales) in 1997. Selling expense increased 10% to $8.9 million primarily as a result of increased sales commissions on higher sales. General and administrative expense remained approximately the same in 1998 compared to 1997. An 18% reduction in general and administrative personnel and the related cost reductions were offset by severance payments and increased relocation costs associated with new management personnel.

         Morgan's operating income decreased 67% to $2.8 million (1% of net sales) in 1998 compared to $8.6 million (5% of net sales) in 1997. The decline in operating income was due primarily to the reasons cited above for the reduction in gross profits.

Comparison of 1997 to 1996

         Net sales increased 19% to $181.7 million in 1997 compared to $152.1 million in 1996. Shipments of van body units increased 26% to 23,600 units in 1997 compared to 18,700 units during 1996. Consumer Rental Sales increased 65% to $22.9 million and Commercial Sales increased 10% to $131.3 million in 1997 compared to 1996. Backlog at December 31, 1997 was $55.2 million compared to $50.2 million at the end of 1996. The increase in backlog reflects an increase in consumer rental orders following a downturn in that business during 1996.

         Cost of sales increased 19% to $156.1 million in 1997 compared to $131.7 million in 1996 as a result of the increase in units produced. Gross profits increased 26% or $5.2 million to $25.6 million (14% of net sales) compared to $20.4 million (13% of net sales) in 1996. Gross profit margin increased slightly as a result of slightly lower raw material costs and the implementation of selling price increases.

         Selling, general and administrative expense increased 23% to $17.0 million (9% of net sales) in 1997 compared to $13.8 million (9% of net sales) in 1996. General and administrative expense increased 50% or $3.0 million due to increased personnel and the related costs.

     Due to increased net sales, Morgan's operating income increased 35% to $8.6 million in 1997 compared to $6.3 million in 1996. As a percentage of net sales, operating income increased to 5% in 1997 compared to 4% in 1996.

TAG Manufacturing

         TAG historically was comprised of two divisions: TAG Manufacturing and TAG Distribution. As a result of continued losses from TAG Distribution. During 1998, management committed to a formal plan to dispose of those operations. Therefore, the following discussion excludes TAG Distribution.

         The following discussion also excludes the operations of Gem Top, which was acquired by Morgan in June 1997. TAG Manufacturing's results have been restated to exclude Gem Top for all periods presented.

Comparison of 1998 to 1997

         Net sales for TAG Manufacturing increased 4% to $99.4 million in 1998 compared to $95.4 million in 1997. Net sales included intercompany sales to TAG Distribution of $12.7 million in 1998 compared to $13.7 million in 1997. TAG Manufacturing's net third party sales increased 6% to $86.7 million during 1998 compared to $81.7 million during 1997. Total shipments of caps and tonneaus, including shipments to TAG Distribution were 175,000 units during 1998 compared to 162,000 units in 1997. The increase in units shipped is primarily due to improved quality, more favorable product mix and product pricing.

        Cost of sales was $78.0 million in 1998 and 1997. Gross profits increased 20% to $21.4 million (21% of net sales) during 1998 compared to $17.7 million (19% of net sales) during 1997. The increase in gross profits was due primarily to a decrease in warranty costs as a result of improved quality at the Leer division and a 3% decrease in material costs as a percentage of sales.

         Selling, general and administrative expense decreased 11% to $19.6 million (20% of net sales) during 1998 compared to $21.9 million (23% of net sales) during 1997. General and administrative expense decreased 18% or $1.4 million, primarily as a result of a reduction in corporate overhead costs.

         TAG Manufacturing incurred an operating profit for the year ended December 31, 1998 of $2.2 million compared to an operating loss of $4.6 million in 1997. The improvement in operating performance was primarily the result of higher shipments and lower direct costs resulting in improved gross profits.

Comparison of 1997 to 1996

         Net sales for TAG Manufacturing decreased 6% to $95.4 million in 1997 compared to $101.9 million in 1996. TAG Manufacturing sales included intercompany sales to TAG Distribution of $13.7 million in 1997 and $15.3 million in 1996. Total shipments of caps and tonneaus, including shipments to TAG Distribution, were 162,000 units during 1997 compared to 174,000 units in 1996. The decline in units shipped was primarily a result of the closing of the Leer plant in the Southeastern United States and a decline in national market share. Raider recorded an 8,900 unit or 44% increase in shipments and Century's shipments were consistent with the prior year.

         Cost of sales decreased $5.1 million (6%) to $77.7 million in 1997 compared to $82.7 million in 1996. Gross profits decreased 7% to $17.7 million (19% of net sales) during 1997 compared to $19.2 million (19% of net sales) during 1996. The decrease in gross profits was primarily due to a decrease of $3.1 million or 29% at Leer Manufacturing as a result of increased material costs arising from product quality problems.

         Selling, general and administrative expense increased 2% to $21.9 million (23% of net sales) during 1997 compared to $21.6 million (21% of net sales) during 1996. Selling expense increased 4% or $0.5 million, primarily as a result of increased delivery costs.

     TAG Manufacturing incurred an operating loss for the year ended December 31, 1997 of $4.6 million compared to an operating loss of $3.3 million in 1996.

         The Leer Manufacturing plant in the Southeastern United States was closed during the last quarter of 1996 due to inefficient operations. Production was transferred to the remaining TAG Manufacturing plants with an associated reduction in overhead costs. Including costs of closing another minor facility, total closure costs of approximately $1.0 million were charged to expense during 1996 as Closed and Excess Facility Cost.

EFP

Comparison of 1998 to 1997

         Net sales increased 15% to $38.0 million in 1998 compared to $33.0 million in 1997. EFP's Packaging and Shock Absorbing product (as defined under Part I, Item I - Business) sales increased $4.0 million, on the strength of increased shipments to customers in the consumer electronic industry.

         Cost of sales increased 14% to $29.4 million in 1998 from $25.9 million in 1997. Accordingly, gross profits increased 22% to $8.6 million (23% of net sales) in 1998 compared to $7.1 million (21% of net sales) in 1997. The increase in gross profits was due to a decrease in material costs and improved overhead absorption on higher sales volume.

         Selling, general and administrative expense increased 14% to $4.6 million (12% of net sales) in 1998 compared to $4.0 million (12% of net sales) in 1997, primarily due to increased general and administrative expenses, including higher incentive based costs.

         EFP's operating income increased 31% to $4.0 million (10% of net sales) in 1998 compared to $3.0 million (9% of net sales) in 1997, primarily due to increased gross profits on higher sales.

Comparison of 1997 to 1996

         Net sales increased 5% to $33.0 million in 1997 compared to $31.5 million in 1996. EFP's Components (as defined under Part I, Item I - Business) sales increased $1.9 million, on the strength of new business, including the door core business started in 1996.

         Cost of sales increased 4% to $25.9 million in 1997 from $25.0 million in 1996. Accordingly, gross profits increased 9% to $7.1 million (21% of net sales) in 1997 compared to $6.5 million (21% of net sales) in 1996. The increase in gross profits was due to a decrease in material costs, which were partially offset by higher labor costs resulting from changes in product mix.

     Selling, general and administrative expense increased 6% to $4.0 million (12% of net sales) in 1997 compared to $3.8 million (12% of net sales) in 1996.

     EFP's operating income increased 11% to $3.0 million (9% of net sales) in 1997 compared to $2.7 million (9% of net sales) in 1996.


MIC Group

         During 1998, the Company appointed a new President of MIC Group and subsequently appointed a new Vice President of Sales and a Vice President of Quality.

Comparison of 1998 to 1997

         Net sales decreased 6% to $26.9 million in 1998 compared to $28.6 million in 1997. The decrease was attributable to reduced demand for MIC's products and services caused by lower levels of activity in the energy exploration and production business. The decline in levels of activity in the energy business accelerated in the second half of 1998 and continued into 1999. MIC Group is increasing efforts to diversify its revenue base outside the energy business.

         Cost of sales increased 5% to $21.6 million in 1998 compared to $20.6 million in 1997. Gross profits decreased 34% to $5.3 million (20% of net sales) in 1998 compared to $8.0 million (28% of net sales) in 1997. During the fourth quarter of 1998, in response to a 33% decline in sales, measures were taken to reduce direct costs, including a 25% reduction in labor personnel.
Further measures are being implemented.

         Selling, general and administrative expense increased 6% to $3.5 million (13% of net sales) compared to $3.3 million (11% of net sales) in 1997, primarily due to increased sales personnel and related costs associated with efforts to diversify the customer base into the non-energy business.

     During the year ended December 31, 1998, the Houston machine shop was closed resulting in costs of $0.3 million included in Closed and Excess Facility Costs.

     Operating income decreased 67% to $1.5 million (6% of net sales) during 1998 compared to $4.7 million (17% of net sales) in 1997.

Comparison of 1997 to 1996

         Net sales increased 12% to $28.6 million in 1997 compared to $25.5 million in 1996. The increase was attributable to greater demand for Magnetic's products and services due to increased levels of activity in the energy exploration and production business.

         Cost of sales increased 17% to $20.6 million in 1997 compared to $17.6 million in 1996. Accordingly, gross profits increased 2% to $8.0 million (28% of net sales) in 1997 compared to $7.8 million (31% of net sales) in 1996. Labor costs increased $1.4 million or 18%, primarily due to increased training costs.

         Selling, general and administrative expense increased 6% to $3.3 million (11% of net sales) compared to $3.0 million (12% of net sales) in 1996, principally because of increased sales, personnel and related costs.

     Operating income decreased 1% to $4.7 million (17% of net sales) during 1997 compared to $4.8 million (19% of net sales) in 1996.

Discontinued Operations - TAG Distribution

         TAG Distribution incurred operating losses of $2.4 million, $5.4 million and $2.8 million during 1998, 1997 and 1996, respectively. As a result of continued losses from TAG Distribution, on April 2, 1998, management committed to a formal plan to dispose of TAG Distribution. Accordingly, the results of operations of TAG Distribution have been classified as discontinued operations in the accompanying financial statements for all periods presented. The plan of disposal is expected to be substantially completed by the end of the second quarter of 1999. In addition, the net assets and liabilities of TAG Distribution, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations." As of March 19, 1999, the Company has sold one wholesale location and 14 retail locations. Two wholesale locations and two retail locations have been closed.

         As a result of this plan, the Company recorded a loss on TAG Distribution's discontinued operations of $12.0 million, net of applicable taxes, in 1998. This net loss is comprised of $1.2 million related to losses on operations prior to April 2, 1998, and $10.8 million related to the estimated loss on disposal, each net of applicable taxes. The Company estimates that this loss on disposal will include losses of $2.8 million for operations from April 2, 1998 through the disposal date and $8.0 million for the excess of the carrying value of assets over estimated net realizable value, each net of applicable taxes.

        Effective January 29, 1999 in accordance with the plan of disposal, the Company sold the business and assets of Radco, which were part of the retail operations of TAG Distribution. Proceeds of approximately $1.2 million were used to repay borrowings under the revolving credit agreement entered into by Radco during 1997. Effective on the same date, Radco changed its name to Welshman Industries, Inc.

Comparison of 1998 to 1997

        TAG Distribution net sales increased 6% to $58.5 million during 1998 compared to $54.9 million in 1997. At Leer Retail, sales decreased 5% to $35.4 million and at National Truck Accessories, wholesale sales increased 30% or $5.3 million. Sales of Midwest Truck AfterMarket, Inc., acquired in October 1997, increased $6.3 million during 1998 compared to the two months of 1997.

        Cost of sales increased $3.4 million (9%) to $40.8 million in 1998 compared to $37.4 million in 1997. Gross profits increased 1% to $17.7 million (30% of net sales) during 1998 compared to $17.5 million (32% of net sales) during 1997.

        Selling, general and administrative expense decreased 17% to $19.0 million (33% of net sales) during 1998 compared to $22.9 million (42% of net sales) during 1997. General and administrative expense decreased 39% or $3.0 million, primarily as a result of eliminating the costs associated with the TAG Distribution headquarters office in Houston.

     TAG Distribution incurred an operating loss for the year ended December 31, 1998 of $2.4 million compared to an operating loss of $5.4 million in 1997.

Comparison of 1997 to 1996

        TAG Distribution net sales decreased 18% to $55.0 million during 1997 compared to $67.1 million during 1996. At Leer Retail, sales decreased 13% to $37.2 million as same store sales decreased approximately 6%, primarily due to lower cap sales. Leer Retail closed six stores between July 1996 and December 1997, which reduced sales approximately $2.8 million during 1997 compared to 1996. Wholesale sales decreased 27% or $6.7 million, primarily due to softness in regional markets and loss of customers resulting from a reorganization of service areas late in 1996. Effective October 31, 1997, TAG acquired the assets of Midwest Truck AfterMarket, Inc., a wholesale distributor of light truck accessories based in Tulsa, Oklahoma, for approximately $2.7 million. The acquisition provided the wholesale operations of TAG Distribution with a presence in a geographical market not previously served.

        Cost of sales decreased $9.0 million (19%) to $37.4 million in 1997 compared to $46.4 million in 1996. Gross profits decreased 16% to $17.5 million (32% of net sales) during 1997 compared to $20.8 million (31% of net sales) during 1996. The decrease in gross profits was due primarily to the $12.1 million decline in sales.

        Selling, general and administrative expense decreased 2% to $22.9 million (42% of net sales) during 1997 compared to $23.3 million (35% of net sales) during 1996. Selling expense decreased 15% or $2.7 million primarily as a result of a $1.7 million (13%) decrease in selling expense at Leer Retail, resulting from the closure of six stores during 1997. General and administrative expense increased 41% or $2.2 million primarily as a result of costs associated with the headquarters office in Houston.

        During the year ended December 31, 1997, TAG Distribution closed the headquarters in Houston and eight unprofitable retail stores at a cost of $1.0 million.

        TAG Distribution incurred an operating loss for the year ended December 31, 1997 of $5.4 million compared to an operating loss of $2.8 million in 1996. The decline in operating performance was primarily the result of lower sales and the costs associated with the closing and consolidation of various stores and administrative activities.

Discontinued Operations - Lowy Group

         The sale of the Blue Ridge/Courier division of Lowy was completed and was effective on August 31, 1998, resulting in a gain of $6.5 million. Effective September 8, 1998, the Company decided to pursue a plan to sell the Lowy Distribution division of Lowy. Accordingly, the operations of Lowy Group have been classified as discontinued in the Consolidated Financial Statements for all periods presented. The net assets and liabilities of Lowy, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations." Because the assets of Blue Ridge/Courier were sold during the period, the following discussion is related to the operations of Lowy Distribution only.

         The Company expects to break even from the operations of Lowy through the disposal date. The anticipated sales proceeds from the disposal of Lowy Distribution's assets are expected to equal or exceed their carrying value at December 31, 1998.

Comparison of 1998 to 1997

         Net sales decreased 5% to $36.1 million in 1998 compared to $37.9 million in 1997, primarily due to poor sales of carpet and vinyl products partially offset by increased wood flooring sales.

     Cost of sales decreased 4% to $27.9 million in 1998 compared to $29.2 million in 1997. Gross profits decreased 6% to $8.2 million (23% of net sales) in 1998 compared to $8.7 million (23% of net sales) in 1997.

         Selling, general and administrative expense decreased 7% to $8.0 million (22% of net sales) in 1998 compared to $8.5 million (22% of net sales) in 1997, due primarily to a decrease in selling expense as a result of a reduction in sales personnel and related costs.

        Lowy sold two properties during 1997, recognizing a gain of $2.7 million, which was included in Other Income, for the year ended December 31, 1997. A warehouse facility near Minneapolis, Minnesota was sold, effective March 31, 1997, and the operations moved to a new location during the quarter ended June 30, 1997. Effective June 30, 1997, Lowy Distribution sold and leased back a warehouse facility in Ankeny, Iowa.

     Lowy Group's operating income, excluding the gains from the sale of real estate, was $0.3 million (1% of net sales) in 1998 and 1997.

Comparison of 1997 to 1996

         Net sales decreased 9% to $37.9 million in 1997 compared to $41.5 million in 1996. Cost of sales decreased 9% to $29.2 million in 1997 from $32.1 million in 1996. Accordingly, gross profits decreased 7% to $8.7 million (23% of net sales) in 1997 compared to $9.4 million (23% of net sales) in 1996.

     Selling, general and administrative expense decreased 3% to $8.5 million (22% of net sales) in 1997 compared to $8.8 million (21% of net sales) in 1996.

     Lowy Group's operating income, excluding the gains on the sale of real estate during 1997 of $2.7 million, decreased 50% to $0.3 million (1% of net sales) in 1997 compared to $0.6 million (2% of net sales) in 1996.

Liquidity and Capital Resources

         During 1998, net cash provided by operations was $11.7 million compared to net cash used of $2.5 million during 1997. Overall changes in working capital provided cash of $14.1 million during 1998 primarily due to a reduction in working capital at Morgan of $4.4 million. Cash provided by operations was used to pay down revolver borrowings and to fund capital expenditures of $6.3 million.

         The Company's ability to borrow under its Revolving Loan Agreement depends on the amount of eligible collateral, which is dependent on certain advance rates applied to the value of accounts receivables and inventory. At March 13, 1999, the Company had unused available borrowing capacity of $20.7 million under the terms of the Revolving Loan Agreement. At December 31, 1998, the Company had total borrowing capacity of $43.3 million, of which, $3.7 million was used to secure letters of credit and foreign exchange accommodations. At December 31, 1998, the Company had unused available borrowing capacity of approximately $22.0 million. On August 31, 1998, the Company completed the sale of the assets of Blue Ridge/Courier and proceeds from the sale of approximately $15.3 million were used to repay borrowings under the Revolving Loan Agreement.

     The initial term of the three-year Revolving Loan Agreement ends in June 1999, however, the agreement provides for borrowings on a year to year basis, unless sooner terminated by the Company or lender, provided that the lender may at its option extend the renewal date to a fourth year. On March 29, 1999, the Company was notified by the lender, in writing, that it is exercising this option thus extending the agreement to June 2000.

        The Company's Radco subsidiary (part of TAG Distribution), which is a non-guarantor subsidiary under the terms of the bond indenture, concurrently with the acquisition of substantially all the assets of MTA, entered into a three-year revolving credit agreement with the Company's revolving credit lender. The agreement provided for borrowings of up to the lesser of $5,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of Radco. At December 31, 1998, Radco had total borrowings of approximately $1.6 million under the revolving credit agreement. Effective January 29, 1999, the business and assets of Radco were sold to third parties. Net proceeds of approximately $1.2 million were used to pay down borrowings under the Revolving Credit Agreement. At December 31, 1998, accounts due under the facility are included in "Net Assets of Discontinued Operations".

         As discussed in Notes 7 and 8 to the Consolidated Financial Statements, the Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends and restrict certain corporate activities.

         The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. The Company also believes that its cash balances and the borrowing availability under the Revolving Credit Agreement will satisfy the Company's cash requirements for the foreseeable future, given its anticipated additional capital expenditure and working capital requirements and its known obligations.

Year 2000

         The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations resulting in disruptions to operations.

         The Company's plan to resolve the Y2K issue involves the following four phases: assessment, remediation, testing, and implementation. Based on the recently completed assessment of continuing operations, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999 at certain of the companies subsidiaries. The Company expects to have all remediated systems fully tested and implemented by September 30, 1999. The Company believes that with modifications or replacements of existing software and certain hardware, the Y2K issue can be mitigated.

         The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's results of operations, liquidity or capital resources.

         The Company has and will continue to utilize both internal and external resources to reprogram or replace, test and implement software and operating equipment for Y2K modifications. The total cost of the Y2K project is estimated at $1.5 million and is being funded through operating cash flows. Approximately 20% of the cost is to replace equipment and the remainder is to upgrade or reprogram software. The majority of these costs are being expended as incurred and are not expected to have a material impact on the Company's results of operations or financial position. To date, the Company has incurred approximately $0.7 million related to all phases of the Y2K project.

         The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified and corrected in a timely manner, there can be no assurances that the Y2K issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers or other parties. In addition, there can be no assurance that outside third parties, including customers, suppliers, utility and government entities, will be in compliance with all Y2K issues. The Company believes that the most likely worse case Y2K scenario, if one were to occur, would be the temporary inability of third party suppliers, such as utility providers, telecommunication companies and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on-going services could have a material adverse effect on the Company's results of operations.

         Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. However, the Company currently has no contingency plans in place in the event it or any of its major suppliers do not complete all phases of the Y2K program. The Company plans to evaluate the status of the completion of its Y2K project and those of key suppliers in the second quarter of 1999 and determine whether such a plan is necessary.

Other Matters

         The Company is significantly leveraged and had a $17.2 million stockholder's deficit at December 31, 1998. Through its floating rate debt, the Company is subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company places significant reliance on a relatively small number of customers, with two customers accounting for 26% of 1998 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

         The Company has net operating loss carryforwards of approximately $34.0 million for U.S. federal income tax purposes at December 31, 1998, which, if not utilized, will begin to expire in 2002. The Company has recorded a valuation allowance of $5.0 million and $2.1 million as of December 31,1998 and 1997, respectively, against the net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $7.5 million of benefits attributable to such tax planning strategies. The Company believes that after consideration of its options concerning the operations of TAG, which incurred significant losses during 1998, 1997 and 1996, and other tax planning strategies, that sufficient future taxable income will be generated to utilize the deferred tax asset. In the event the Company were to determine, in the future, that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

         Inflation historically has not materially affected the Company's business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures. The Company believes that, generally, it has been able to increase its selling prices to offset increases in costs due to inflation.

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

         Although all of the Subsidiaries have reviewed the benefits of the adoption of ISO 9000, an internationally recognized certification regarding production practices and techniques employed in manufacturing processes, only MIC Group and EFP, at its facility in Indiana, have obtained certification. The implementation of this standard is in recognition of the international nature of a number of MIC Group's customers as well as being reflective of the high precision nature of the services of both companies. Morgan and the Raider division of TAG have plans to implement the standard and EFP, at its other locations, within the next two years. The Company believes that, except for MIC Group and EFP, none of the customers of the Company have requested or expect the adoption by the Company of ISO 9000.

         The Company pays fees to a corporation, owned by Mr. Poindexter, for, among other things, services provided by Messrs. Poindexter and Magee. The Company charges the Subsidiaries for their use of funds and for stewardship services provided to them by the Company.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to certain market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

Interest Rates

         Variable-Rate Debt. As of December 31, 1998, the Company had approximately $16.8 million outstanding under a $55.0 million, asset-based, revolving credit facility. The interest rate on this revolving credit facility is based upon a spread above either the Prime Interest Rate or London Interbank Overnight Rate (LIBOR), which rate is determined at the Company's option. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the $16.8 million outstanding under the revolving credit facility at December 31, 1998, a 1.0% change in the interest rate (from the December 31, 1998 rate) would cause a change in interest expense of approximately $0.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

         Fixed-Rate Debt. As of December 31, 1998, the Company had approximately $100.0 million of 12 1/2% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $94.0 million based upon their publicly traded value at that date. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $3.7 million as of December 31, 1998.

Foreign Currency

         Raider Industries, a division of TAG Manufacturing, has a manufacturing plant in Canada, which generated revenues of approximately $16.0 million during the year ended December 31, 1998. The functional currency of Raider Industries is the local currency (Canadian dollar). Management does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations, however, the vast majority of goods manufactured in Canada are imported and sold to customers in the United States. Therefore, a weakening of the United States dollar in relation to the Canadian dollar may have the effect of decreasing Raider Industries' gross margin, assuming that the United States sales price remains unchanged.

         In addition, Morgan purchases certain raw materials from a supplier in the United Kingdom, which approximated $6.6 million during the year ended December 31, 1998. The result of a uniform 25% weakening in the value of the United States dollar from December 31, 1998 levels relative to the British Sterling would result in an estimated increase in cost of goods sold of approximately $1.3 million for the year ended December 31, 1999 before considering any risk reduction instruments. However, Morgan manages its exposure to changes in foreign currency exchange rates by entering into foreign currency exchange contracts. Morgan's risk management objective is to reduce its exposure to the effects of changes in exchange rates between the firm purchase commitment date and the settlement of the purchased inventory item. As of December 31, 1998, the Company had foreign currency exchange contracts with a notional amount of approximately $1.1 million outstanding and a fair value of less than $5,000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) any sale of a business unit is subject to many factors including terms considered satisfactory to the management of the Company; and (3) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements:                                         Page

Report of Independent Auditors ................................         31
Consolidated Balance Sheets as of December 31, 1998 and 1997...         32
Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996..........................         33
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996..........................         34
Consolidated Statements of Stockholder's Deficit for the years ended
     December 31, 1998, 1997 and 1996..........................         35
Notes to Consolidated Financial Statements.....................         36

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                   ERNST & YOUNG LLP

Houston, Texas
March 29, 1999

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                 December 31,
                                                               1998       1997
                                                             --------  ---------
Current assets
     Restricted cash .....................................   $  2,194   $  3,191
     Accounts receivable, net of allowance for doubtful
       accounts of $710 and $1,426, respectively .........     26,289     28,401
     Inventories, net ....................................     31,094     29,960
     Deferred income taxes ...............................      3,071      2,277
     Prepaid expenses and other ..........................        559      1,048
                                                             --------   --------
              Total current assets .......................     63,207     64,877
Property, plant and equipment, net .......................     38,198     41,085
Net assets of discontinued operations ....................      8,844     28,744
Goodwill, net ............................................     14,517     15,405
Deferred income taxes ....................................      4,465      5,259
Other assets .............................................      4,744      5,829
                                                             --------   --------
Total assets .............................................   $133,975   $161,199
                                                             ========   ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Short-term debt ..................................     $   --      $    428
     Current portion of long-term debt ................        1,019       1,173
     Borrowings under the revolving credit facility ...       16,813      38,154
     Accounts payable .................................       17,771       9,948
     Accrued compensation and benefits ................        4,648       4,175
     Accrued income taxes .............................          483        --
     Other accrued liabilities ........................        7,471       8,718
                                                            --------    --------
              Total current liabilities ...............       48,205      62,596
                                                            --------    --------
Noncurrent liabilities
     Long-term debt, less current portion .............      100,386     101,404
     Employee benefit obligations and other ...........        2,583       1,940
                                                            --------    --------
            Total noncurrent liabilities ............        102,969     103,344
                                                            --------    --------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in capital .................      16,486      16,486
     Cumulative other comprehensive income ............        (491)       (186)
     Accumulated deficit ..............................     (33,194)    (21,041)
                                                            --------    --------
            Total stockholder's deficit .............       (17,199)     (4,741)
                                                            --------    --------
            Total liabilities and stockholder's deficit    $133,975    $161,199
                                                            ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                               Year Ended December 31,

                                                1998         1997         1996
                                                ----         ----         ----

Net sales ..................................   $365,327    $338,559    $310,924
Cost of sales ..............................    310,094     280,193     257,065
                                               --------    --------    --------
Gross profit ...............................     55,233      58,366      53,859
Selling, general and administrative expense      47,651      48,455      44,833
Closed and excess facility costs ...........        335       1,364       1,001
Other (income) expense, net ................       (431)       (405)         53
                                               --------    --------    --------
Operating income ...........................      7,678       8,952       7,972
Interest expense ...........................     15,648      15,775      14,484
                                               --------    --------    --------
Loss from continuing operations before income
   taxes and extraordinary loss ............     (7,970)     (6,823)     (6,512)
Income tax provision (benefit) .............        744         947        (991)
                                               --------    --------    --------
Loss from continuing operations before
    extraordinary loss .....................     (8,714)     (7,770)     (5,521)
Income (loss) from discontinued operations,
         net of applicable taxes ...........     (3,439)        224        (633)
Extraordinary loss on early extinguishment of
    debt, net of income tax benefit of $135        --          --          (260)
                                               --------    --------    --------
Net loss ...................................   $(12,153)   $ (7,546)   $ (6,414)
                                               ========    ========    ========

Basic and diluted loss per share:
Loss from continuing operations before
     extraordinary loss ....................   $ (2,849)   $ (2,540)   $ (1,805)
Income (loss) from discontinued operations,
     net of applicable taxes ...............     (1,124)         73        (207)
Extraordinary loss, net of applicable taxes .      --          --           (85)
                                               --------    --------    --------
Net loss ...................................   $ (3,973)   $ (2,467)   $ (2,097)
                                               ========    ========    ========

Weighted average shares outstanding ...........  3,059      3,059      3,059
                                                =======   ========   ========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                             Year Ended December 31,
                                                                                           1998      1997        1996
Net loss ...........................................................................   $(12,153)   $ (7,546)   $ (6,414)
Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
  Depreciation and amortization ....................................................     11,535      12,382      11,862
  Provision for write-down of assets of
       discontinued operations .....................................................      5,505        --          --
  Gain on sale of discontinued operations ..........................................     (6,529)       --          --
  Extraordinary loss on early extinguishment of debt,
      net of tax ...................................................................       --          --           260
  Closed and excess facility costs .................................................         47       1,834        --
  (Gain) loss on sale of facilities and equipment ..................................         23      (2,545)         19
  Deferred federal income tax provision (benefit) ..................................       --           226      (1,725)
  Other ............................................................................       (801)        347         303
Increase  (decrease)  in  assets  and liabilities  net
  of the  effect  ofacquisitions:
  Accounts receivable ..............................................................      2,093      (4,903)      2,590
  Inventories ......................................................................      1,206      (1,077)      3,325
  Prepaid expenses and other .......................................................       --           485         160
  Accounts payable .................................................................      7,765        (151)        798
  Accrued income taxes .............................................................        297        (378)          9
  Other accrued liabilities ........................................................      2,757      (1,189)       (500)
                                                                                        --------    --------    --------
      Net cash provided by (used in) operating activities ..........................     11,745      (2,515)     10,687
                                                                                        --------    --------    --------
Cash flows provided by (used in) investing activities:
  Purchase of businesses, net of cash acquired .....................................       --        (2,700)       --
  Proceeds from disposition of business, facilities
      and equipment ................................................................     16,164       3,674         416
  Acquisition of property, plant and equipment .....................................     (6,226)     (7,262)     (8,091)
  Other ............................................................................        397        (145)        178
                                                                                        --------    --------    --------
      Net cash provided by (used in) investing activities ..........................     10,335      (6,433)     (7,497)
                                                                                        --------    --------    --------
Cash flows provided by (used in) financing activities:
  Net (payments) proceeds of revolving lines of
      credit and short term debt ...................................................    (21,758)     11,037         683
  Payments of long-term debt and capital leases ....................................     (1,319)     (1,298)     (2,228)
  Debt issuance costs ..............................................................       --          (207)       (752)
                                                                                        --------    --------    --------
      Net cash provided (used in) financing activities .............................    (23,077)      9,532      (2,297)
                                                                                        --------    --------    --------
           Increase (decrease) in restricted cash ..................................       (997)        584         893
Restricted cash beginning of period ................................................      3,191       2,607       1,714
                                                                                        --------    --------    --------
Restricted cash end of period ......................................................   $  2,194    $  3,191    $  2,607
                                                                                        ========    ========    ========
Supplemental information:
  Cash paid for income taxes .......................................................   $    633    $  1,526    $  1,010
                                                                                        ========    ========    ========
  Cash paid for interest cost ......................................................   $ 15,615    $ 15,029    $ 16,211
                                                                                        ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 and 1998
                  (Dollars in thousands, except share amounts)


                             Shares of  Common  Retained    Other
                              Common  Stock and Earnings Comprehensive
                              Stock    Paid-in  (Deficit)   Income       Total
                                       Capital


December 31, 1995 .........     3,059  $ 16,486  $ (7,081)  $     46   $  9,451
                                                                       --------
    Net loss ..............      --        --      (6,414)      --       (6,414)
     Translation adjustment      --        --        --           (7)        (7)
                                                                       --------
     Comprehensive income .      --        --        --         --       (6,421)
                             --------  --------   --------   --------   --------
December 31, 1996 .........     3,059    16,486   (13,495)        39      3,030
                             --------  --------   --------   --------   --------
     Net loss .............     --        --       (7,546)      --       (7,546)
     Translation adjustment      --        --        --         (225)      (225)
                                                                        --------
     Comprehensive income .      --        --        --         --       (7,771)
                             --------  --------   --------   --------   --------
December 31, 1997 .........     3,059    16,486   (21,041)      (186)    (4,741)
                                                                        --------
     Net loss .............      --        --     (12,153)       --     (12,153)
     Translation adjustment      --        --        --         (305)      (305)
                                                                        --------
     Comprehensive income .      --        --        --         --      (12,458)
                             --------  --------   --------   --------   --------
December 31, 1998 .........     3,059  $ 16,486  $(33,194)  $   (491)  $(17,199)
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

       Morgan Trailer Manufacturing Co. ("Morgan") Acquired January 12, 1990, Morgan manufactures truck bodies for dry freight and refrigerated vans (excluding those made for pickup trucks and tractor-trailer trucks). Its customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles.

       Effective July 1,1997, Morgan acquired the assets of Gem Top Manufacturing, Inc. ("Gem Top") from the Truck Accessories Group, Inc. Gem Top manufactures and distributes light truck caps primarily to commercial customers and was originally acquired on March 16, 1993. Since both companies are under common control the acquisition was accounted for in a manner similar to a pooling of interests.

       Truck Accessories Group, Inc. ("TAG") Acquired on August 14, 1987, TAG is a manufacturer of pickup truck "caps" and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. TAG operations are organized into two separate and distinct operating divisions: TAG Manufacturing and TAG Distribution (See
Note 13).

       TAG Manufacturing includes Leer, which was acquired on August 14, 1987, 20th Century Fiberglass (Century), which was acquired June 29, 1995, and Raider Industries Inc. (Raider), a Saskatchewan, Canada corporation that acquired the cap manufacturing businesses of Raider and LoRider on June 30, 1995.

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

       MIC Group ("MIC Group") Acquired on June 19, 1992, MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, aerospace and general industries.

       Discontinued Operations

        The following operations have been presented as discontinued in the accompanying consolidated financial statements. See a further discussion at Note 13.

       Truck Accessories Group Distribution Division Acquired on August 14, 1987, as part of the TAG acquisition, TAG Distribution operates as a retail and wholesale distributor of products manufactured by TAG Manufacturing and other suppliers. Management has committed to a plan to dispose of TAG Distribution.

       TAG Distribution includes Radco Industries, Inc., ("Radco") which was acquired on December 28, 1994, Century Distributing which was acquired June 29, 1995, and Midwest Truck After Market ("MTA") which was acquired October 31, 1997.

       Lowy Group, Inc. ("Lowy Group") Acquired August 30, 1991, Lowy Group operates in the floor covering business serving all or a portion of twelve Midwestern states through six company operated facilities. Management has committed to a plan to dispose of Lowy. Lowy Group included the Blue Ridge/Courier division, which was a carpet manufacturing and dyeing operation, and was sold effective August 31, 1998.

2. Summary of Significant Accounting Policies:

       Principles of Consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All intercompany accounts and transactions have been eliminated in consolidation.

       Restricted Cash. At December 31, 1998 and 1997, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 7).

       Cash and Cash Equivalents. For the purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

       Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts. During the years ended December 31, 1998, 1997 and 1996, the Company charged to expense, $242,000, $696,000, and $552,000, respectively, as a provision for doubtful accounts and deducted from the allowance $958,000, $694,000 and $1,124,000, respectively, for write-offs of bad debts.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

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

       Warranty. Morgan provides product warranties for periods up to ten years. TAG provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience.

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

       Net Sales Recognition. Net sales are recognized upon shipment of the product to customers, except for Morgan where revenue is recognized and the customer is billed upon final body assembly and quality inspection.
Adjustments to arrive at net sales include allowances for discounts and returns.

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

       Foreign Exchange Currency Contracts. Morgan uses foreign exchange currency contracts to hedge the foreign currency risk associated with British Sterling inventory purchases. Any such gains or losses on these contracts, which qualify as accounting hedges, are deferred and recognized when the underlying inventory is sold.

       Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use. This statement provides guidance on accounting for the costs of software developed or obtained for internal use and is effective for fiscal years beginning after December 15, 1998. The Company will adopt this standard in the first quarter of 1999. Management does not believe its adoption will have a significant effect on the Company's financial statements, as the Company's policies are consistent with this standard.

3.  Segment Data:

     The Company operates and manages its subsidiaries individually and considers each subsidiary a separate business segment. The Company evaluates performance and allocates resources based on the operating income of each subsidiary. The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies. Other than sales between TAG Manufacturing and TAG Distribution, there are no significant inter-segment sales. For a description of each business segment, see
Note 1. The following is a summary of the business segment data for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

Net Sales ......................            1998            1997            1996
Morgan .........................        $201,126        $181,652        $152,073
TAG Manufacturing ..............          99,357          95,391         101,927
EFP ............................          37,986          32,954          31,444
MIC Group ......................          26,858          28,562          25,480
                                        --------        --------        --------
Net Sales ......................        $365,327        $338,559        $310,924
                                        ========        ========        ========

Operating Income (Loss)
Morgan .........................        $  2,781        $  8,531        $  6,312
TAG Manufacturing ..............           2,165          (4,559)        (3,340)
EFP ............................           3,971           3,031           2,737
MIC Group ......................           1,542           4,732           4,799
JBPCO (Corporate) ..............          (2,781)         (2,783)        (2,536)
                                         --------        --------       --------
Operating Income ...............        $  7,678        $  8,952        $  7,972
                                         ========        ========       ========

Depreciation and Amortization Expense
Morgan..........................        $  2,326        $  2,424        $  2,335
TAG Manufacturing...............           4,312           4,279           3,674
EFP.............................           1,684           1,853           1,928
MIC Group.......................             944           1,230           1,440
JBPCO (Corporate)...............           1,039             945             675
Discontinued operations.........           1,230           1,651           1,810
                                       ---------       ---------         -------
Depreciation and Amortization Expense    $11,535         $12,382         $11,862
                                         =======         =======         =======

Total Assets
Morgan...............................   $ 60,454        $ 65,205       $  58,399
TAG Manufacturing....................     35,656          37,142          37,680
EFP..................................     16,233          14,253          14,930
MIC Group............................      9,078          10,500          10,144
JBPCO (Corporate)....................      3,710           5,355           9,364
Net assets of discontinued operations      8,844          28,744          32,999
                                      ----------      ----------       ---------
Identifiable Assets..................   $133,975        $161,199        $163,516
                                        ========        ========        ========

Capital Expenditures
Morgan...............................    $ 2,646         $ 3,071         $ 2,448
TAG Manufacturing....................      1,820           2,392           3,283
EFP..................................        510             478             523
MIC Group.............................       392             750           1,141
JBPCO (Corporate).....................        27             101              32
Discontinued operations...............       831             470             664
                                       ---------       ---------       ---------
Capital Expenditures..................   $ 6,226         $ 7,262         $ 8,091
                                         =======         =======         =======

      Net sales include $14,497,000, $15,630,000 and $17,025,000,  respectively, from intercompany sales to TAG Distribution, which has been classified as a discontinued operation. As a result, operating income included approximately $2,900,000, $3,100,000 and $3,400,000, respectively, related to profits on these sales. Since TAG Distribution's results of operations are classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying consolidated statement of operations for each period presented. Under the current plan of disposition for TAG Distribution, a substantial portion of these sales may not continue subsequent to the disposition.

      During 1998, MIC Group closed a facility and incurred charges of $335,000, which was included in operating income for the period. TAG Manufacturing's operating income included $805,000 and $1,001,000 of charges, during the years ended December 31, 1997 and 1996, respectively, associated with the closure or write-down in carrying value of certain excess facilities. During 1997, Morgan wrote down the carrying value of its facility in Mexico by $559,000, which was included in operating income for the period.

        Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 40-45% of Morgan's net sales during 1998, 1997 and 1996, respectively. EFP has three customers in the electronics industry that accounted for approximately 37%, 28% and 25% of EFP's net sales in 1998, 1997 and 1996, respectively. MIC Group has an industry concentration, pertaining to international oil field service companies, with one customer in 1998, three customers in 1997 and four customers in 1996 that accounted for approximately 57%, 53% and 69% of MIC Group's net sales, respectively.

        The Company's operations are located principally in the United States. However, Raider Industries, Inc., a subsidiary of TAG manufacturing, is located in Canada and Acero-Tec, S.A. de C.V., a subsidiary of Morgan, is located in Mexico. The following information pertains to these foreign subsidiaries as of December 31. (dollars in thousands):

                                                    1998             1997
                                                    ----             ----

   Long lived assets............                   $5,296           $5,839
                                                   ======           ======

         Consolidated net sales include $11,118,000,  $11,084,000 and $8,458,000 in 1998, 1997 and 1996, respectively, for sales to customers outside the United States.

4.  Inventories:

   Consolidated net inventories consist of the following (dollars in thousands):

                                                            December 31,
                                                       1998             1997
                                                    ----------       ----------
FIFO Basis Inventory:
        Raw Materials......................           $19,549        $14,398
        Work in Process....................             4,296          6,103
        Finished Goods.....................             7,249          9,459
                                                    ---------      ---------
Total Inventory............................           $31,094        $29,960
                                                      =======        =======


        Inventories are stated net of an allowance for excess and obsolete inventory of $1,214,000 and $852,000 at December 31, 1998 and 1997,
respectively. During the years ended December 31, 1998, 1997 and 1996, the Company charged to expense $1,176,000, $923,000 and $2,052,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $814,000, $1,635,000 and $1,389,000, respectively, for write-offs of excess and obsolete inventory.


5.       Long Lived Assets


        Property, plant and equipment, as of December 31, 1998 and 1997, consisted of the following (dollars in thousands):
                                        Range of Useful Lives  1998       1997
                                        --------------------- -------    -------
  Land................................         --          $   3,598    $  3,636
  Buildings and improvements..........        5-32            19,330      19,433
  Machinery and equipment.............        3-10            51,516      50,037
  Furniture and fixtures..............        2-10             8,623       6,770
  Transportation equipment............        2-10             3,337       3,480
  Leasehold improvements..............        3-10             3,884       3,631
  Construction in progress............         --              2,541       2,795
                                                            --------    --------
                                                             92,829       89,782
                                                            --------    --------
 Accumulated depreciation and amortization                  (54,631)    (48,697)
  Property, plant and equipment, net..                     $ 38,198     $ 41,085
                                                           =========   =========

     Depreciation expense was $8,122,000, $8,550,000 and $8,000,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

        Other assets and goodwill as of December 31, 1998 and 1997, consist of the following (dollars in thousands):

                                                              1998                                     1997
                                              ---------------------------------      -------------------------------------
                                Amortization     Accumulated         Net Book           Accumulated             Net Book
                                    Period       Amortization          Value            Amortization             Value
Other Assets:
  Cash surrender value of
    life insurance............          -         $     -          $  1,123               $    -               $  1,009
  Agreements not-to-compete            3-6           1,244              531                   888                   888
  Debt issuance costs and other        3-10          3,022            3,090                 2,216                 3,932
                                                    -------          -------               -------             ----------
Total.........................                      $4,266         $  4,744                $3,104              $  5,829
                                                    =======         ========               ========             =========
Goodwill......................        25-40         $7,937          $14,517                $7,049               $15,405
                                                    =======         ========               ========             =========

       Goodwill is being amortized on a straight-line basis over forty years for Morgan and twenty-five years for TAG Manufacturing.

        In accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the twelve months ended December 31, 1998, 1997 and 1996, the Leer division of TAG Manufacturing incurred operating losses of approximately $1,036,000, $7,462,000 and $4,546,000, respectively. Even though the operating performance of the Leer division of TAG Manufacturing indicated that approximately $13,082,000 of assets of certain of its operations may be impaired, an estimate of the future undiscounted cashflows from the Leer division of TAG Manufacturing indicated that the carrying values of the assets would be expected to be recovered over the useful life of the assets. However, it is possible that the estimate of undiscounted future cashflows could change in the future requiring recognition of an impairment loss.

        During 1998, MIC Group closed its Houston machining facility resulting in a charge of $335,000 included in Closed and Excess Facility Costs in the accompanying consolidated statements of operations. Of these charges, $47,000 was non-cash expenses related to the write-down of assets. At December 31, 1998, accrued expenses included $234,000 with respect to lease obligations that run through December 1999.

        During 1997, Morgan committed to a plan to dispose of its idle facility in Mexico. Accordingly, Morgan began marketing the property and, based on an estimate of the fair value less the cost to sell the property, wrote down the carrying value by $559,000 which was included in Closed and Excess Facility Costs in the accompanying consolidated statement of operations for the year ended December 31, 1997. The Mexico facility has a net book value of approximately $1,200,000 at December 31, 1998 and 1997, which is included in Property, Plant and Equipment.

       In 1996, TAG Manufacturing closed its plant in the Southwestern United States, resulting in a charge of $1,001,000 for the year ended December 31, 1996. Additional expenses of $805,000 were incurred during 1997, with respect to these facilities. Both such charges are included in Closed and Excess Facility

Costs in the accompanying consolidated statements of operations. Of these charges, $476,000 in 1997 and $453,000 in 1996 were non-cash expenses related to the write-down or disposal of assets during those years. At December 31, 1998, accrued expenses included $162,000 with respect to lease obligations, which run through September 1999.

6.       Short-term debt:

     Short-term debt as of December 31, 1998 and 1997, consists of the following
(dollars in thousands):                                    1998          1997
                                                           ----          ----
Morgan: Bankers' acceptances generally 180 day terms
        with interest rates ranging from 4.9% to 7.7%...   $ -           $428
                                                           =====         ====

7.         Revolving Credit Agreements:

     Amounts outstanding under the Revolving Credit Agreement as of December 31, 1998 and 1997 were (in thousands):

                                                          1998            1997
                                                          ----            ----
Revolving loan due June 2000........................    $16,813       $ 38,154
                                                        =======       ========

     On June 28, 1996, the Company entered into a three-year senior secured revolving loan agreement (Revolving Loan Agreement) providing for borrowing by its Subsidiaries of up to $50,000,000, which was subsequently increased to $55,000,000, effective May 13, 1998. At the conclusion of the initial three years (June 1999), the agreement provides for borrowings on a year to year basis, unless sooner terminated by the Company or lender provided that the lender may, at its option, extend the renewal date of the agreement to four years from the original inception of the agreement. On March 29, 1999, the Company was notified by the lender, in writing, that it is exercising this option and thus extending the agreement to June 2000.

        The Revolving Loan Agreement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $55,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates vary by subsidiary and range between 75% and 85% for receivables and between 40% and 60% for inventory. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 5.0% at December 31, 1998) or U.S. prime rate (7.75% at December 31, 1998). Interest is payable monthly including a fee of one-half of one percent on the amount of unused borrowings. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 1998, the Company had total borrowings of $16,813,000, and letters of credit and foreign exchange accommodations of $3,742,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 1998, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $22,745,000.

        During the year ended December 31, 1996, the Company wrote off certain capitalized financing costs and recorded an extraordinary loss of $260,000, net of tax benefits, as a result of refinancing the revolver debt.
        The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Accordingly, balances outstanding under the Revolving Loan Agreement are classified as current liabilities. The Revolving Loan Agreement also contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1998, the Company was in compliance with all covenants of the Revolving Loan Agreement. At December 31, 1998, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement. Effective February 12, 1999, the Company obtained a waiver from the lender permitting the Company to repurchase up to $10,000,000 of its 12 1/2% Senior notes (See Note 8), subject to certain conditions.

        Radco is a non-guarantor of the Company's Senior Notes (See Note 8) and is not a Subsidiary Guarantor under the terms of the Company's Revolving Loan Agreement. Concurrent with the acquisition of substantially all the assets of MTA, Radco entered into a three-year revolving credit agreement providing for borrowings of up to the lesser of $5,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of Radco and MTA. At December 31, 1998, Radco had total borrowings of $1,629,000, and unused available borrowing capacity totaling approximately $0.2 million. Radco is part of TAG Distribution and it is anticipated that the remaining balance outstanding under the Radco facility will be repaid from proceeds derived from the disposal of MTA. Accordingly, the borrowings, under the Radco revolving loan agreement, are included in "Net Assets of Discontinued Operations." Effective January 29, 1999, the assets and operations of Radco (excluding MTA) were sold and proceeds of approximately $1,200,000 were used to repay borrowings under the Radco facility.


8.  Long-term debt and Note Offering:

     Long-term debt as of December 31, 1998 and 1997 consists of the following (dollars in the table in thousands):

                                                          1998            1997
JBPCO:                                                    ----            ----
        12 1/2% Senior Notes due 2004..............     $100,000        $100,000
                                                        --------        --------

TAG Manufacturing:
   Note payable, due June 15, 2000, monthly principal
   payment of $26,666 plus interest at U.S. prime,
  (7.75% at December 31, 1998)......................       480              800
    Obligations under various non-compete agreements..     629              984
        Obligations under capital leases..............      82              196
                                                       ---------       ---------
                                                         1,191            1,980
                                                       ---------       ---------
Morgan:
  Capital lease obligation due in monthly installments
    of $17,704 including interest at 8.2%,
     through May 10, 1998............................      -                 90
                                                       ---------       ---------

EFP:
 Various equipment notes, due in monthly or annual
   installments, interest from 8.12% to 10%, with
   maturities from May 1997 to September 1999,
   each collateralized by specific assets...........       214              478
                                                       --------        ---------

MIC Group:
  Covenant not-to-compete...........................       -                 29
                                                      ---------        ---------
      Total long-term debt..........................   101,405          102,577
       Less current portion    .....................     1,019            1,173
                                                      ---------        ---------
      Long-term debt, less current portion..........  $100,386         $101,404
                                                      =========        =========

        The Senior Notes Indenture contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1998, the Company was in compliance with all covenants of the Senior Notes Indenture. Under the terms of the Senior Notes Indenture, proceeds in excess of $2,000,000 from the sale of assets, including the stock of the Company's subsidiaries, are required to be used to repay borrowings under the Revolving Loan Agreement. Proceeds in excess of amounts outstanding under the Revolving Loan Agreement may be re-invested in assets of the Company within one year of the asset sale. At December 31, 1998, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

        The Company's obligations under the Senior Notes are guaranteed by each directly wholly owned Subsidiary of JBPCO (the "Subsidiary Guarantors"). Each
guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged substantially all of their assets. Separate financial statements of the Subsidiary Guarantors are not included because (a) all the Subsidiary Guarantors provide the Guarantees, and (b) the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis.

        The Company's non-guarantor subsidiaries are Radco Industries (acquired by TAG in December 1994 and include MTA acquired in October 1997), Tile by Design (acquired by Lowy in November 1994), and Acero-Tec, S.A. de C.V. (Morgan's Mexico subsidiary). The net assets and operating results of Radco and Tile by Design are included in discontinued operations. Effective January 29, 1999, the assets and operations of Radco were sold. The Company believes that separate financial statements or other disclosures of the guarantors are not material to the investors. Acero-Tec, S.A. de C.V., is the only non-guarantor subsidiary not classified as a discontinued operation and for which the net assets and operating results have been segregated in the accompanying financial statements. Acero-Tec, S.A. de C.V. has total assets of approximately $1,200,000 at December 31, 1998, and the results of its operations were not significant during the three years then ended.

        The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 1998 to be $94,000,000 based on their publicly traded value at that date compared to a recorded amount of $100,000,000 as of December 31, 1998.

        Subsequently to December 31, 1998, the Company purchased $8,000,000 of its 2004 12 1/2% Senior Notes for an aggregate purchase price of approximately $7,700,000. The Company will record an extraordinary gain on the purchase of the Senior Notes of approximately $300,000 in 1999. The Company's decision to purchase and hold the Senior Notes or to sell the Senior Notes will be dependent upon the interest rate arbitrage between the Senior Notes and borrowings under the Revolving Loan Agreement and market conditions. The purchases were made in the open market, the company does not intend to cancel or redeem the Senior Notes and may re-sell the Senior Notes in the open market at a future date.


     Maturities. Aggregate principal payments on long-term debt for the next five years subsequent to December 31, 1998, are as follows (dollars in thousands):

1999 .................................................                  $  1,019
2000 .................................................                       386
2001 .................................................                      --
2002 .................................................                      --
2003 .................................................                      --
2004 .................................................                   100,000
                                                                        --------
                                                                        $101,405
                                                                        ========
9.      Operating Leases:

         The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 1998 are as follows (dollars in thousands):

1999 ..................................................                  $ 5,994
2000 ..................................................                    4,514
2001 ..................................................                    3,283
2002 ..................................................                    1,754
2003 ..................................................                      952
                                                                         -------
                                                                         $16,497
                                                                         =======

         Total rental expense included in continuing operations under all operating leases was $4,852,000, $5,453,000 and $4,929,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.    Income Taxes:

     The income tax provision (benefit) consists of the following for the years ended December 31, 1998, 1997 and 1996 (dollars in thousands):

                                             1998           1997           1996
                                             ----           ----           ----
Current:
Federal ...........................           $--            $--           $--
State .............................            248            721           734
Foreign ...........................            496            --            --

Deferred:
Federal ...........................            -              525        (1,799)
State .............................            -             (299)           74
Foreign ...........................            -             --              --
                                               -           ------         ------
Income tax provision (benefit).....         $  744        $   947         $(991)
                                            =======       =======         ======

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 1998, 1997 and 1996 (Dollars in thousands):

                                            1998              1997              1996
                                        -------------     ------------  ----------------
                                          Amount    %     Amount    %      Amount     %
Tax provision (benefit) at statutory
     federal income tax rate...........  $(2,710)   34%  $ (2,320)   34% $ (2,214)    34%
Valuation allowance....................    2,397   (30)     1,277   (19)     -
Goodwill amortization..................      234    (2)       239    (4)      335     (5)
Non deductible expenses................       86    (1)       196    (3)     -
Expiration of ITC......................       -               663   (10)     -
State income taxes, net of federal
     income tax benefit................      167    (2)       268    (4)      301     (5)
Intangible asset write-down............      317    (3)        -              -
Foreign income and withholding
     taxes, net of federal benefit.....      346    (4)       173    (2)      368     (6)
Other..................................      (93)   (1)       451    (6)      219     (3)
                                          -------  -----   ------- -----   -------  -----
Provision (benefit) for income
     Taxes and effective tax rates.....   $  744    (9%)   $  947   (14%)  $ (991)    15%
                                          =======  =====   ======= =====   =======  =====


         Deferred taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 1998 and 1997 are comprised of the following (dollars in thousands):
                                                            1998           1997
                                                            ----           ----
Current deferred tax (assets):
Allowance for doubtful accounts ....................      $  (579)      $  (994)
Employee benefit accruals and reserves .............         (853)       (1,031)
Warranty liabilities ...............................         (215)         --
Excess facility costs ..............................       (1,242)         (252)
Other ..............................................         (182)         --
                                                          -------       -------
   Total current deferred tax (assets)..............       (3,071)       (2,277)
                                                          -------       --------

Long term deferred tax (assets):
Tax benefit carryforwards ....................         (12,720)         (10,635)
Warranty liabilities .........................          (1,109)          (1,235)
Non-compete agreements .......................            --               (579)
Other ........................................            (670)            (198)
Intangible write-off .........................          (1,181)            --
Valuation allowance ..........................           5,236            2,312
                                                       -------          -------
   Total long term deferred tax (asset).......         (10,444)        (10,335)

Long term deferred tax liabilities:
Depreciation and amortization.................           4,161           3,645
Other.........................................           1,818           1,431
                                                     ---------       ---------
Total long term deferred tax liability........           5,979           5,076
                                                     ---------       ---------
   Net long term deferred tax (asset).........          (4,465)         (5,259)
                                                     ----------      ----------
           Net deferred tax assets............        $ (7,536)       $ (7,536)
                                                     ==========      ==========

       Tax Carryforwards. The Company has investment tax credit carryforwards of approximately $189,000 for U.S. federal income tax purposes, which will expire between 1999 and 2001 if not previously utilized. The company has recorded a valuation allowance of $189,000 against the investment tax credit carryforward as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has alternative minimum tax credit carryforwards of approximately $817,000 for U.S. federal income tax purposes, which may be carried forward indefinitely. The utilization of the alternative minimum tax credit carryforward is restricted to the taxable income of one Subsidiary. In addition, the Company has net operating loss carryforwards of approximately $34.0 million for U.S. federal income tax purposes at December 31, 1998, which if not utilized, will begin to expire in 2002. The Company has recorded a valuation allowance of $5.0 million and $2.1 million, during the years ended December 31, 1998 and 1997, respectively, against the net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable.

       The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $7.5 million of benefits attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

11.  Common Stock:

         As of December 31, 1998 and 1997, there were 100,000 shares authorized and 3,059 shares outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

12.  Employee Benefit Plans:

Defined Contribution Plans

         JBPCO 401(k) Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 15% of gross pay and provides for Company matching contributions up to two percent of gross pay as well the opportunity for an annual discretionary contribution. Vesting in the Company matching contribution is 20% per year over the first five years. The Company incurred expenses of $1,250,000, $1,355,000 and $1,426,000 during the years ended December 31, 1998, 1997 and 1996, respectively, including administrative fees of approximately $75,000 in each year.

Defined Benefit Plans

         Morgan, EFP and Lowy had defined benefit plans as discussed below. The other Subsidiaries do not have any defined benefit plans.

         Morgan. Morgan assumed future sponsorship of the NSSC (Morgan was merged into NSSC during 1993) pension plan and continues to make contributions to the plan in accordance with the funding requirements of the Internal Revenue Service. No further benefits have accrued subsequent to February 12, 1992. Plan assets consist primarily of investments in two bank funds and the plan is overfunded by approximately $193,000.

         Gem Top, a division of Morgan, had a defined benefit plan covering hourly employees working at least 1,000 hours per year. The plan was frozen effective March 31, 1996, and at December 31, 1998 and 1997 plan assets approximated projected benefit obligations.

         EFP. EFP had a defined benefit plan covering substantially all full-time employees of one of its divisions. This plan was terminated effective April 15, 1996 and the assets distributed effective October 10, 1996. The Company realized a gain, during the year ended December 31, 1996, of approximately $200,000 upon termination of the plan.

         Lowy Group. Lowy Group has an unfunded executive defined benefit plan whereby deferred compensation agreements provide a fixed amount of retirement benefits to key corporate and sales employees. The accumulated benefit obligation related to this plan were approximately $926,000 and $1,800,000 at December 31, 1998 and 1997, respectively. Lowy Group makes no contributions to the plan and no assets are held in trust to secure benefits accumulating in the plan. Lowy Group does, however, maintain life insurance policies to fund the plan obligations and accumulate cash surrender values. The cash surrender value of life insurance policies, of which Lowy Group was beneficiary, totaled $1,015,000 and $1,647,000 at December 31, 1998 and 1997, respectively, and is included in "Net assets of discontinued operations" in the accompanying consolidated balance sheets. Payments made to retired individuals in the plan were $522,000, $142,000 and $136,000 in 1998, 1997 and 1996, respectively. The benefits are based on the employee's age at retirement and the fixed monthly benefit amount specified in each individual deferred compensation agreement. Lowy Group sold the assets with Blue Ridge/Courier division effective August 31, 1998. The accumulated benefit obligation assumed by the acquirer of the assets was $421,000 as of August 31, 1998.

         The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1998 and 1997, and the significant assumptions used in accounting for the defined benefit plans. The Company's funding policy for all plans is to make the minimum annual contributions required by applicable regulations. (dollars in thousands):

                                                         1998            1997
                                                         ----            ----
  Change in benefit obligation

  Benefit obligation at beginning of year.........     $5,284            $5,143
  Service cost....................................        147               235
  Interest cost...................................        252               249
  Actuarial losses................................        288                80
  Benefits paid...................................       (773)             (423)
  Benefits assumed by acquirer....................       (421)              -
                                                     ---------       -----------
  Benefit obligation at end of year...............     $4,777            $5,284
                                                       ------         ----------

  Change in plan assets

  Fair value of plan assets at beginning of year..     $3,943            $3,512
  Actual return on plan assets....................        800               699
  Company contributions...........................         33                15
  Expenses........................................        (30)               (2)
  Benefits paid...................................       (251)             (281)
                                                    ---------         ----------
  Fair value of plan assets at end of year........      4,495             3,943
                                                    ---------         ----------
  Funded status of the plans (underfunded)........       (282)           (1,341)
  Unrecognized net gains..........................       (518)             (359)
                                                    ---------         ----------
  Accrued benefit cost............................     $ (800)          $(1,700)
                                                    =========           ========


         The Lowy Group plan is the only underfunded plan included in the above table. Lowy Group maintains life insurance policies with cash surrender values of $963,000 and $1,647,000 at December 31, 1998 and 1997, respectively, to fund plan obligations of $968,000 and $1,766,000 as of December 31, 1998 and 1997, respectively.

                                                      1998               1997
                                                    --------           --------
 Weighted-average assumptions
 as of December 31:

 Discount rate................................        6.8%              7.5%
 Expected return on plan assets...............        8.0%              8.0%


                                               1998        1997         1996
                                             -------      -------     --------
 Components of net periodic
 benefit cost

 Service cost............................    $  66        $  67        $  75
 Interest cost...........................      385          373          342
 Expected return on plan assets..........     (274)        (341)        (338)
 Recognized net actuarial (gains)/losses.      (57)          44         (216)
                                            -------       ------       ------
 Net periodic benefit cost...............     $121         $143        $(137)
                                            =======       ======       ======

13.      Discontinued Operations

         Truck Accessories Group (TAG Distribution Division). TAG comprises two operating divisions: TAG Manufacturing and TAG Distribution. Effective April 2, 1998, the Company committed to a formal plan to sell principally all the assets less certain liabilities of TAG. However, based upon improved operating performance, the Company decided, during the third quarter of 1998 to retain TAG Manufacturing and continue with the disposal of TAG Distribution.

         TAG Manufacturing produces pickup truck caps and tonneau covers, while TAG Distribution distributes accessories and pickup truck caps for light trucks through retail outlets and distribution centers. TAG Distribution's results of operations have been reported as discontinued operations in the consolidated financial statements for all periods presented. In addition, the net assets and liabilities of TAG Distribution, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations." The plan of disposal is expected to be substantially complete by the end of the third quarter of 1999.

         As of March 19, 1999, the Company has sold one wholesale location and 13 retail locations, including the eight stores, which were part of Radco. Two wholesale locations and two retail locations have been closed. Effective January 29, 1999, the Company sold the business and assets of Radco, and realized proceeds of approximately $1.2 million in line with the Company's estimate. The proceeds were used to repay borrowings under the revolving credit agreement entered into by Radco during 1997.

     Condensed financial information related to TAG Distribution at December 31, 1998 and 1997 is as follows (in thousands):
                                               December 31,        December 31,
                                                  1998                 1997
                                              ----------------    --------------
     Net assets of discontinued operations:
          Current assets....................     $9,438             $11,809
          Property, net.....................      2,137               2,394
          Intangible assets.................        466               6,319
                                               ----------          ---------
          Total Assets.......................    12,041              20,522
          Less current liabilities...........     7,946               5,483
          Less long-term liabilities.........       800                 697
                                                ---------          ----------
     Net Assets..............................   $ 3,295             $14,342
                                                =======             =======

     TAG Distribution revenues were $58,446,000, $54,884,000 and $67,125,000 for the twelve months ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, the Company had recorded an estimated loss on disposal of TAG Distribution of approximately $10,811,000, net of applicable income taxes, which included a provision for estimated operating losses through the disposal date of $2,849,000. The estimated loss on disposal of TAG Distribution included the write-down of the related goodwill of $5,505,000. At December 31, 1998, accrued expenses included $3,925,000 with respect to severance costs and lease obligations, which run through October 2005. Substantially all of this accrual will be paid in 1999. The income (loss) from discontinued operations related to TAG Distribution, during the twelve months ended December 31, 1998, 1997 and 1996, were as follows (in thousands):

                                                     For the Twelve Months
                                                             Ended
                                                    1998        1997       1996
                                                    ----        ----       ----
Loss from TAG Distribution's operations less
     applicable income taxes of
     $-0-, $-0- and $(1,060), respectively......$ (1,180)     $(5,857)   $ 2,373
Loss on disposal of TAG, including provision of
     $2,849 for estimated operating losses through
     disposal date, less applicable income
     taxes of $-0-.............................. (10,811)       -           -
                                                 --------     --------  --------
                                                $(11,991)     $(5,857)   $ 2,373
                                                =========     ========  ========

       Losses from operations of TAG Distribution include interest expense of $717,000, $495,000 and $603,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the twelve months ended December 31, 1998, 1997 and 1996, respectively. The borrowings are anticipated to be repaid using the proceeds from the sale of TAG Distribution.

       In 1997, TAG Distribution closed eight unprofitable stores and its administrative office. The closure of these excess facilities resulted in a charge of $945,000 for the year ended December 31, 1997. In 1996, TAG Distribution closed four unprofitable stores resulting in a charge of $298,000 for the year ended December 31, 1996. Of these charges, approximately $579,000 in 1997 and $182,000 in 1996 were non-cash expenses related to the write-down or disposal of assets during those years. At December 31, 1997, accrued expenses included $100,000 with respect to severance costs and lease obligations, which run through September 1999.

       Lowy Group. Lowy comprised two operating divisions: Blue Ridge/Courier and Lowy Distribution. Effective June 8, 1998, the Company signed a letter of intent to sell certain assets and liabilities of Blue Ridge/Courier, which transaction closed on August 31, 1998. The Company realized net cash proceeds of approximately $15.8 million and recognized a pre-tax gain of approximately $6.5 million on the disposal. Additionally, the Company committed to a formal plan to dispose of the remaining division of Lowy, Lowy Distribution, on August 24, 1998. The Company expects to realize proceeds from the planned sale of Lowy Distribution equal to the related assets and liabilities carrying value, and also has estimated that the division's results of operations will at least break even through the disposal date.

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

       Condensed financial information related to Lowy at December 31, 1997 (consisting of both the Blue Ridge/Courier and Lowy Distribution divisions) and Lowy Distribution at December 31, 1998, is as follows (in thousands):
                                               December 31,        December 31,
                                                  1998                 1997
                                              --------------      --------------
   Current assets...................            $  7,517            $ 17,240
   Property, net....................                 473               2,849
   Long-term assets.................               1,498               2,748
                                                ---------          ----------
   Total assets.....................               9,488              22,837
   Less current liabilities.........               2,659               6,036
   Less long-term liabilities.......               1,280               2,399
                                                ---------          ----------
   Net assets........................           $  5,549            $ 14,402
                                                =========          ==========

       Lowy revenues  were  $56,891,000,  $69,724,000  and  $71,343,000  for the twelve months ended December 31, 1998, 1997 and 1996, respectively. The income from discontinued operations was as follows related to Lowy (in thousands):
                                                    For the Twelve Months
                                                           Ended
                                                    1998     1997     1996
                                                    ----     ----     ----
Net income from operations of Lowy, less
     applicable income taxes of $262,
     $446 and $1,060, respectively............    $2,052    $6,081   $1,740
Gain on disposal of assets of the Blue Ridge/
     Courier division, less applicable taxes
     of $-0-..................................     6,500       -        -
                                                  ------    ------   ------
                                                  $8,552    $6,081   $1,740
                                                  ======    ======   ======

         Net income of Lowy includes interest expense of $218,000, $624,000 and $1,127,000 related to the borrowings of Lowy under the Revolving Loan Agreement for the twelve months ended December 31, 1998, 1997 and 1996, respectively. The related borrowings were repaid using the proceeds from the sale of the Blue Ridge/Courier division. Net income of Lowy for the twelve months ended December 31, 1997, includes a gain on the sale of certain real estate of $3,000,000.

14. Acquisitions:

        Effective October 31, 1997 Radco, a subsidiary of TAG, acquired substantially all of the assets of MTA in a purchase business combination. MTA, based in Tulsa, Oklahoma, was a wholesale distributor of light truck and vehicle accessories. Radco paid approximately $2.5 million of which $2.1 million was paid in cash and $0.5 million evidenced by a 9% promissory note payable in 20 consecutive quarterly installments of principal and interest. Radco also assumed $100,000 in closing costs.

        Concurrently with the acquisition, Radco entered into a five year non-compete agreement and a six month consulting agreement with the owner of MTA pursuant to which the owner will be compensated for providing continuing services to, and not competing with, Radco. Radco will pay the owner an aggregate of $100,000 each year under the terms of the non-compete agreement.

        During 1998, the company's management committed to a plan to dispose of TAG Distribution, which includes MTA. Accordingly, the results of operations of MTA, subsequent to the date of acquisition, are included in the Loss from Discontinued Operations. The inclusion of the results of operations of MTA as though MTA had been acquired January 1, 1996 for all periods presented, would not materially change the Consolidated Results of Operations.

15.  Commitments and Contingencies:

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        EFP is subject to a lawsuit concerning the supply of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period as a result of errors made by the utility company. The Company is aggressively defending the suit and believes that it will not have a material adverse effect on the Company.

        Letters of Credit and Other Commitments. The Company had $3,541,000 and $3,950,000 in standby letters of credit outstanding at December 31, 1998 and 1997, respectively, primarily securing the Company's insurance programs.

        Foreign Currency Exchange Contracts. The Company purchases foreign exchange currency contracts that enable it to hedge certain British Sterling denomination inventory purchases. As of December 31, 1998 and 1997, Morgan had outstanding foreign exchange currency contracts with a notional amount of $1,078,000 and $2,100,000, respectively, and a fair value of less than $5,000 for each of the periods. The gains or losses on such activity during each of the years ended December 31, 1998, 1997 and 1996 was not material.

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

16. Related Party Transactions:

        Concurrently with the Note Offering on May 23, 1994, the Company entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations, none was paid in 1998, 1997 or 1996. The Company and Subsidiaries use certain facilities provided by Southwestern for meetings and conferences. The Company did not use the facilities during 1998, 1997 or 1996. The Company paid Southwestern approximately $619,000, $613,000 and $600,000 during 1998, 1997 and 1996, respectively. Radco, which is not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $85,000 and $60,000 during 1998 and 1997, respectively, for certain services.

     Mr. Poindexter and Mr. Magee are officers of JBPCO and are partners in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $222,000 in rent to the partnership in 1998 and 1997 and $200,000 during 1996 pursuant to such lease.

        TAG Manufacturing leases certain real estate in Canada from an entity controlled by an executive vice president of TAG. Total lease expense for that facility was $108,000, $117,000 and $114,000 in 1998, 1997and 1996,
respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Item 9.  Changes in and  Disagreements  with  Accountants  on
            Accounting and Financial Disclosure as discussed in Form 8K filed on October 11, 1996.

            None.

PART III.

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

         Name                Age        Position
John B. Poindexter           54         Chairman of the Board, President and
                                        Chief Executive Officer
W.J. Bowen                   77         Director
Stephen P. Magee             51         Director, Executive Vice President,
                                        Chief Financial Officer and Treasurer
M. James Levine              44         Senior Vice President
R.S. Whatley                 47         Vice President, Controller
L.T. Wolfe                   50         Vice President Administration

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

         Stephen P. Magee has served as Treasurer and a Director of the Company since the Company was formed in 1988 and Chief Financial Officer since 1994.

     M. James Levine has served as Senior Vice President since April 1998. Previously, Mr. Levine held senior positions at Norton, a manufacturer of engineered abrasive products.

     W.J. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company ("Transco"), a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco from 1974 until his retirement from that position in 1987.

     R.S. Whatley has served as Vice President, Controller since June 1994. Previously Mr. Whatley held senior financial positions with Vinmar, Inc., a chemical trading company and Weatherford International, an oilfield services company.

     Larry T. Wolfe has served as Vice President of Administration  since May of
1995.   Previously  Mr.  Wolfe  was  Vice  President  of  Human   Resources  and
Administrative Services of Transco Energy Company.

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



Other Significant Persons


         Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:


         Name                Age            Position
Martin Brown                 43             President of TAG Manufacturing
Nelson Byman                 52             President of MIC Group
James R. Chandler            63             President of EFP
Peter K. Hunt                52             President of Morgan


         Martin Brown was named President of TAG Manufacturing in March 1998. Mr. Brown was the previous owner of Raider and LoRider, acquired by the Company in June 1995. He has served as President of Raider Industries since June 1995.


         Nelson Byman has 24 years of engineering and management experience and was most recently Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield related equipment.


         James R. Chandler has served as President of EFP since 1978. Prior to 1978, Mr. Chandler worked in various marketing and executive positions with the Ames Division of Miles Laboratories, Inc. and in the management consulting section of Price Waterhouse & Co.


         Peter K. Hunt has served as President of Morgan since April 1998. Mr. Hunt has 28 years of engineering and management experience and was most recently Senior Vice President and General Manager of the Industrial Products Group of Greenfield Industries.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 1998, 1997 and 1996:

                                         Summary Compensation Table
                                     Annual Compensation    All Other
 Name and Principal Position        Year Salary   Bonus    Compensation
 ---------------------------        ---- ------   -----    ------------
 John B. Poindexter                1998 $  (a)   $   -     $    -
    Chairman of the Board and      1997    (a)
    Chief Executive Officer        1996    (a)
 Stephen P. Magee                  1998 $  (a)   $  (b)    $    -
    Chief Financial Officer        1997    (a)
                                   1996    (a)
 M. James Levine                   1998 $156,218           $77,393(c)
 R.S. Whatley Controller           1998 $115,000 $   -     $
                                   1997 $105,000 $   -     $     -
 L.T. Wolfe Vice President
      Administration               1998 $168,000 $   -     $     -
                                   1997 $165,000 $   -     $     -

(a) Messrs. Poindexter and Magee do not receive salaries from the Company. Rather, their services are provided to the Company pursuant to a Management Services Agreement. See "Management Services Agreement."

(b) It is anticipated that Mr. Magee will be eligible to receive in the future an annual bonus pursuant to the incentive plan described below.

(c) Other compensation includes moving expenses of $77,393 and the related tax of $31,648.

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

Item 13. Certain  Relationships and Related Transactions

         Messrs. Poindexter and Magee are members of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 1998, 1997 and 1996, Morgan paid approximately $200,000 as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

        The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $600,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. The Company and Subsidiaries use certain facilities provided by Southwestern for meetings and conferences. For all services and facility use, the Company paid Southwestern approximately $619,000, $613,000 and $600,000 during 1998, 1997 and 1996, respectively.

         The Company believes that the amounts paid by it to Southwestern for the use of these facilities is a market rate. Radco, which is not a restricted subsidiary under the terms of the Senior Notes Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $85,0000, $60,000 and $-0- during 1998, 1997 and 1996, respectively for certain services.

         TAG Manufacturing leases certain real estate in Canada from an entity controlled by an executive vice president of TAG Manufacturing. Total lease expenses was $108,000 and $117,000 in 1998 and 1997, respectively, the Company considers this to be a market rate for the property.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements-None, other than as previously listed in response to Item 8.
(a)(2)   Financial Statement Schedules -  None
(a)(3)   Exhibits
3.1(a)   Second Restated Certificate of Incorporation
3.1.1(e) Certificate  of First  Amendment  to Second  Restated  Certificate  of
         Incorporation.
3.2(a)   Amended and Restated Bylaws
4.1(e)   Form of 12 1/2% Senior Note due 2004 (included in Exhibit 4.2)
4.2(e)   Indenture dated as of May 23, 1994
4.2.1(f) First Supplemental Indenture dated as of May 11, 1995.  Incorporated by reference to Exhibit 4.1 to the Form 10-Q for the quarterly period ended June 30, 1995, as filed with the Commission on August 15, 1995
4.2.2(f) Second  Supplemental  Indenture  dated  as of June  26,  1995.
         Incorporated  by reference to Exhibit 4.2 to the Form 10-Q for the quarterly period ended June 30, 1995, as filed with the Commission on August 15, 1995.
4.3(a)   List of certain promissory notes
10.1.5(h)Loan and Security  Agreement by and among  Congress  Financial
         Corporation  and J.B.  Poindexter & Co., Inc.,  dated June 28,
         1996.
10.1.6(j)Amendment  No. 1 to Loan and  Security  Agreement by and among
         Congress  Financial  Corporation  and J.B.  Poindexter  & Co.,
         Inc., dated May 13, 1998.

10.23(a) Lease  Agreement,  dated as of March  29,  1990,  between  Bartow
         Partners, L.P. and Morgan Trailer Manufacturing Co., d/b/a Morgan Corporation, as amended by the First Amendment to Lease Agreement, dated June 13, 1991
10.24(a) Form of Salary  Continuance  Agreement for director level  employees of
         Morgan Trailer Mfg. Co.
10.25(a) Form of Salary  Continuance  Agreement  for officers of Morgan  Trailer
         Mfg. Co.
10.26(a) Form of Incentive Plan for certain employees of the Subsidiaries 10.27(a) Morgan Trailer Mfg. Co. Long-Term Management Equity Appreciation
         Program
10.32(a) Lease Agreement,  dated August 14, 1987, between C&D Realty Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992
10.33(a) Lease Agreement,  dated August 14, 1987, between J&R Realty Company and
         Leer, Inc.
10.34(a) Lease Agreement,  dated August 14, 1987, between BCD Realty Partnership with Leer,Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992 (missing page 2 of Amendment)
10.35(a) Lease  Agreement,  dated August 14,  1987,  between John M. Collins and
         Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992, and the Addendum to Lease Agreement, dated as of August 1, 1993
10.36(a) Lease agreement,  dated August 14, 1987, between PCD Realty Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992
10.86(e) Management  Services  Agreement dated as of May 23, 1994,  between J.B.
         Poindexter & Co., Inc. and Southwestern Holdings, Inc.
10.102(f)Asset Purchase Agreement,  dated as of June 15, 1995, among Leer Inc.,
         20th Century Fiberglass, Inc., Steven E.Robinson and Ronald E.Hickman. Incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995
10.103(f)Promissory  Note,  dated  June  29,  1995,  executed  by  Leer,  Inc.
         Incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995
10.104(f)Asset Purchase  Agreement,  dated as of June 15, 1995 among Leer Inc.,
         Century Distributing, Inc., Steven E. Robinson and Ronald E. Hickman. Incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995
10.105(f)Consulting  Agreement,  dated as of June 29, 1995,  between Leer, Inc.
         and Steven E.Robinson. Incorporated by reference to Exhibit 10.4 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995
10.106(f)Consulting  Agreement,  dated as of June 29, 1995,  between Leer, Inc.
         and Ronald E. Hickman. Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995.
10.107(f)Non-Competition  Agreement,  dated as of June 29, 1995, between Leer,
         Inc.and Steven E.Robinson. Incorporated by reference to Exhibit 10.6 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995.
10.108(f)Non-Competition Agreement,  dated  as  of June 29, 1995, between Leer,
         Inc. and Ronald E.Hickman. Incorporated by reference to Exhibit 10.7 to the current report on Form 8-K, dated June 29, 1995, as filed with the Commission on September 11, 1995.
10.109(f)Share  Purchase  Agreement  dated as of June 30, 1995,  between Raider
         Industries, Inc. and Martin Brown

10.110(f)Asset  Purchase  Agreement  dated as of June 30, 1995,  by and between
         Raider Industries Inc., Pro-More  Industries  Ltd.,  Brown Industries
        (1976) Ltd. and Martin Brown
10.111(i)Loan  and  Security  Agreement  by  and  between  Congress  Financial
         Corporation and Radco Industries Inc., dated October 31,1997 10.112(i)Asset Purchase Agreement by and among Radco Industries Inc. and
         Midwest TruckAfter Market and William J. Avery, Sr. and Sarah A. Avery, dated October 31.1997.
10.113 Asset Purchase Agreement by and among Lowy Group, Inc., J.B. Poindexter & Co., Inc. and Blue Ridge Acquisition Company, LLC, dated August 31, 1998.
21.1   Subsidiaries of the Registrant
27.1   Financial data schedule
27.2   Restated financial data schedule for the years 1997 and 1996

(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75154) as filed with the Commission on February 10, 1994
(b) Incorporated by reference to the Company's Amendment No. 1 to Registration Statement (No. 33-75154) as filed with the Commission on February 24, 1994
(c) Incorporated by reference to the Company's Amendment No. 2 to Registration Statement (No. 33-75154) as filed with the Commission on March 23, 1994
(d) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement (No. 33-75154) as filed with the Commission on May 16, 1994
(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995.
(f) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1995, as filed with the Commission on March 29, 1996.
(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the Commission on May 10, 1996.
(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.
(i) Incorporated by reference to the Company's Annual Report of Form 10-K for the year ended December 31, 1997, as filed with the Commission of March 30, 1998.
(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998.
---------------
(b) Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year:

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

                                   J.B. POINDEXTER & CO., INC.


Date: March 29, 1999               By: John B. Poindexter
                                   -------------------------------------------
                                   John B. Poindexter, Chairman of the
                                   Board and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 29, 1999           John B. Poindexter
                               ------------------
                               John B. Poindexter
                               Chairman and Chief Executive Officer and Director
                               (Principal Executive Officer)

Date: March 29, 1999           Stephen P. Magee
                               ----------------
                               Stephen P. Magee
                               Chief Financial Officer and Director
                               (Principal Financial Officer)

Date: March 29, 1999           W.J. Bowen
                               -----------
                               W.J. Bowen
                               Director

Date: March 29, 1999           Robert S. Whatley
                               -----------------
                               Robert S. Whatley
                               Chief Accounting Officer
                               (Principal Accounting Officer)