Form 10-Q
period 1999-03-31
POINDEXTER J B & CO INC
filed 1999-05-03
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 1, 1999.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                          March 31, December 31,
                                                            1999       1998
                                                       ----------- ------------
Current assets
Restricted cash ....................................      $ 2,224     $ 2,194
Accounts receivable, net of allowance
    for doubtful accounts of $755 and
    $710, respectively .............................       35,592      26,289
Inventories, net ...................................       36,542      31,094
Deferred income taxes ..............................        3,084       3,071
Prepaid expenses and other .........................          488         559
                                                          -------     -------
Total current assets ...............................       77,930      63,207
Property, plant and equipment, net .................       38,010      38,198
Net assets of discontinued operations ..............        5,802       8,844
Goodwill, net ......................................       14,290      14,517
Deferred income taxes ..............................        4,558       4,465
Other assets .......................................        4,276       4,744
                                                           ------      ------
Total assets .......................................     $144,866    $133,975
                                                         ========    ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Current portion of long-term debt ...................     $   957     $ 1,019
Borrowings under the revolving credit facility ......      22,677      16,813
Accounts payable ....................................      24,282      17,771
Accrued compensation and benefits ...................       4,687       4,648
Accrued interest ....................................       4,002       1,527
Accrued income taxes ................................         399         483
Other accrued liabilities ...........................       7,590       5,944
                                                          -------     -------
    Total current liabilities .......................      64,594      48,205
                                                          -------     -------
Noncurrent liabilities
Long-term debt, less current portion ................      92,193     100,386
Employee benefit obligations and other ..............       3,198       2,583
                                                          -------     -------
    Total noncurrent liabilities ....................      95,391     102,969
                                                          -------     -------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in-capital ....................      16,486      16,486
Cumulative other comprehensive income ...............        (414)       (491)
Accumulated deficit .................................     (31,191)    (33,194)
                                                         ---------   ---------
    Total stockholder's deficit .....................     (15,119)    (17,199)
                                                         ---------   ---------
    Total liabilities and stockholder's deficit .....   $ 144,866   $ 133,975
                                                         =========   =========


   The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited- in thousands except share and per share amounts)

                                                          For the Three Months
                                                             Ended March 31,
                                                          1999           1998
                                                       ----------     ----------

Net sales .........................................     $105,850        $ 85,585
Cost of sales .....................................       88,536          73,147
                                                         --------       --------
Gross profit .......................................      17,314          12,438
Selling, general and administrative expense ........      11,821          10,690
Other income .......................................         (49)           (72)
                                                          -------        -------
Operating income ...................................       5,542           1,820
Interest expense ...................................       3,713           4,186
                                                           -----           -----
Income (loss) from continuing operations, before
     income taxes ..................................       1,829         (2,366)
Income tax provision (benefit) .....................          48            (98)
                                                          ------          ------
Income (loss) from continuing operations ...........       1,781         (2,464)
Loss from discontinued operations,
     less applicable taxes .........................        --          (15,462)
Extraordinary gain on purchase of Senior Notes,
      net of applicable taxes ......................         222            --
                                                         -------         -------
Net income (loss) ..................................    $  2,003       $(17,926)
                                                        ========        ========

Basic and diluted loss per share:
     Income (loss) from continuing operations ......     $   582        $  (805)
     Loss from discontinued operations .............         --          (5,055)
     Extraordinary gain on purchase of Senior Notes.          72            --
                                                         -------         -------

Net income (loss) ..................................     $   654        $(5,860)
                                                         =======         =======

Weighted average shares outstanding ................       3,059           3,059
                                                           =====           =====















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                        For the Three Months
                                                           Ended March 31,

                                                            1999        1998
                                                         ---------    ---------

Cash from operations ..................................    $1,648        $1,361
                                                           ------        ------
Cash flows provided by (used in) investing activities:
     Proceeds from sales of businesses and equipment ..     3,687          --
     Acquisition of property, plant and equipment .....    (1,808)       (1,724)
     Other ............................................       (15)          (21)
                                                            ------        ------
   Net cash provided by (used in) investing activities.      1,864       (1,745)
                                                            ------        ------
Cash flows provided by (used in) financing activities:
   Net proceeds(payments)of revolving lines
   of credit and short-term debt ......................      4,834         (724)
     Payments of long-term debt and capital leases ....     (8,316)        (356)
                                                            ------        ------
Net cash used in financing activities..................     (3,482)      (1,080)
                                                            -------       ------
Increase (decrease)in restricted cash
      and cash equivalents.............................         30       (1,424)
Restricted cash and cash equivalents,
      beginning of period..............................      2,194        3,191
                                                            ------        ------
Restricted cash and cash equivalents, end of period ....    $2,224       $1,767
                                                            ======        ======
Supplemental information:
     Cash paid for income taxes, net of refunds ........       $61          $39
                                                            ======        ======
Cash paid for interest .................................    $  467       $1,473
                                                            ======        ======





















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), Lowy Group, Inc., (Lowy), EFP Corporation, (EFP) and Magnetic Instruments Corp., (MIC Group).

     The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 filed with the Securities and Exchange Commission on Form 10-K.

(2) Segment Data. The following is a summary of the business segment data (dollars in thousands):

                                                       For the Three Months
                                                          Ended March 31,
                                                       1999              1998
                                                       ----              ----
Net Sales
Morgan .....................................         $ 65,607           $ 48,350
TAG Manufacturing ..........................           26,490             21,492
EFP ........................................            8,687              8,135
MIC Group ..................................            5,066              7,608
                                                     --------           --------
Net Sales ..................................         $105,850           $ 85,585
                                                     ========           ========

Operating Income (Loss)
Morgan .....................................          $ 4,948           $   (75)
TAG Manufacturing ..........................              518               576
EFP ........................................              600               915
MIC Group ..................................              262             1,143
JBPCO (Corporate) ..........................             (786)             (739)
                                                      -------           -------
Operating Income ...........................          $ 5,542           $ 1,820
                                                      =======           =======

Total assets as of:                                  March 31,      December 31,
                                                       1999              1998
                                                   -----------     -------------
Morgan .....................................         $ 74,868          $ 60,454
TAG Manufacturing ..........................           38,612            35,656
EFP ........................................           14,097            16,233
MIC Group ..................................            8,533             9,078
JBPCO (Corporate) ..........................            2,954             3,710
Net assets of discontinued operations ......            5,802             8,844
                                                      --------         --------
Total Assets ...............................         $144,866          $133,975
                                                      ========         ========

     Net sales include $2,122,000 and $2,969,000, respectively, from intercompany sales to TAG Distribution, which has been classified as a discontinued operation. Morgan's total assets increased by $14,414,000 since December 31, 1998, primarily due to increased receivables and inventory in response to a 36% increase in net sales during the quarter ended March 31, 1999 compared to the quarter ended December 31, 1998.

     Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 55% of Morgan's net sales during both of the three-month periods ended March 31, 1999 and 1998. EFP has three customers in the electronics industry that accounted for approximately 30% of EFP's net sales in the three months ended March 31, 1999 and 1998. MIC Group has an industry concentration, pertaining to international oil field service companies, with one customer that accounted for approximately 48% and 32% of MIC Group's net sales during the three months ended March 31, 1999 and 1998, respectively.

(3) Comprehensive Income (Loss). The components of comprehensive income (loss) were as follows (in thousands):

                                                         For the Three Months
                                                            Ended March 31,
                                                           1999          1998
                                                           ----          ----
Net income (loss) .................................      $  2,003      $(17,926)
Foreign currency translation adjustments ..........            77            42
                                                         --------      --------
Comprehensive income (loss) .......................      $  2,080      $(17,884)
                                                         ========      ========

     The accumulated foreign currency translation adjustments at March 31, 1999 and December 31, 1998 were deficits of $414,000 and $491,000, respectively.

(4) Inventories. Consolidated net inventories consisted of the following (in thousands):

                                                       March 31,   December 31,
                                                         1999          1998
                                                       --------   -------------
FIFO Basis Inventory:
     Raw Materials  .................................   $25,405       $19,549
     Work in Process.................................     4,703         4,296
     Finished Goods .................................     6,434         7,249
                                                        -------       -------
Total Inventory     .................................   $36,542       $31,094
                                                        =======       =======

(5) Discontinued Operations - Truck Accessories Group (TAG Distribution Division). TAG Distribution's results of operations have been reported as discontinued operations in the consolidated financial statements for all periods presented. In addition, the net assets and liabilities of TAG Distribution, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations." The plan of disposal is expected to be substantially complete by the end of the second quarter of 1999.

     As of May 1, 1999, the Company has sold two wholesale locations and 26 retail locations, including eight stores, which were part of Radco. One wholesale location and two retail locations have been closed. The Company realized proceeds of $2,422,000 from the sale of nine retail (excluding the Radco stores) and two wholesale locations completed during the three months ended March 31, 1999. The proceeds were used to repay borrowings under the Revolving Loan Agreement. Effective January 29, 1999, the Company sold the business assets of Radco and realized proceeds of approximately $1.2 million. The proceeds were used to repay borrowings under a separate revolving credit agreement entered into by Radco during 1997.

      Subsequent to March 31, 1999, the Company completed the sale of seven retail stores and the proceeds of approximately $700,000 were used to repay borrowings under the Revolving Loan Agreement.

      Condensed financial information related to the TAG Distribution division was as follows (in thousands):

                                                    March 31,       December 31,
                                                      1999              1998
                                                   ----------       ------------

Net assets of discontinued operations:
Current assets ...............................         $4,310             $9,438
Property, net ................................          1,387              2,137
Intangible assets ............................            442                466
                                                       ------             ------
Total assets .................................          6,139             12,041
Less current liabilities .....................          6,127              7,946
Less long-term liabilities ...................            749                800
                                                       ------             ------
Net assets (liabilities) .....................         $ (737)            $3,295
                                                       ======             ======


     TAG Distribution revenues were $10,163,000 and $12,991,000 for the three months ended March 31, 1999 and 1998, respectively. At March 31, 1999, accrued expenses included $2,239,000 with respect to operating expenses, severance costs and lease obligations, which run through October 2005. Substantially, all of this accrual will be paid in 1999. The income (loss) from discontinued operations related to TAG Distribution was as follows (in thousands):


                                                        For the Three Months
                                                           Ended March 31,
                                                        1999           1998
                                                        ----           ----
Net loss from TAG Distribution's operations less
   applicable income taxes of $0.................    $    -         $ (1,180)
Net loss on disposal of TAG, including a
   provision of $641, at March 31,1998, for
   estimated operating losses through the
   disposal the date, less applicable
   income taxes of $0............................         -          (14,385)
                                                     ---------       --------
                                                     $    -         $(15,565)
                                                     =========      =========


     Losses from operations of TAG Distribution include interest expense of $24,000 and $609,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the three months ended March 31, 1999 and 1998, respectively. The proceeds from the sale of TAG Distribution will be used to repay borrowings under the Revolving Loan Agreement.

     The net loss on disposal of TAG of $14,385,000, recorded during the three months ended March 31,1998, included a write down of the assets of TAG Manufacturing of $8,184,000. The write down was reversed, effective September 1998, upon the Company's decision to retain TAG Manufacturing.

Discontinued Operations - Lowy. Lowy Distribution is the Company's Floor Covering segment that markets commercial and residential floor covering. Such results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities, which are expected to be disposed of, have been segregated within the consolidated balance sheets as "net assets of discontinued operations."

     Condensed financial information related to Lowy was as follows (in thousands):

                                                     March 31,      December 31,
                                                       1999            1998
                                                    ----------     -------------
Net assets of discontinued operations:
  Current assets .........................             $9,589             $7,517
Property, net ............................                470                473
Long-term assets .........................              1,475              1,498
                                                       ------             ------
Total assets .............................             11,534              9,488
Less current liabilities .................              3,729              2,659
Less long-term liabilities ...............              1,266              1,280
                                                       ------             ------
Net assets ...............................             $6,539             $5,549
                                                       ======             ======

     Lowy revenues were $9,369,000 and $15,888,000 for the three months ended March 31, 1999 and 1998, respectively. Revenues for the three months ended March 31, 1998 included the operations of Blue Ridge, which was sold effective August 31, 1998. The income from discontinued operations related to Lowy was as follows (in thousands):

                                                            For the Three Months
                                                                   Ended
                                                              1999          1998
                                                              ----          ----
Net income from operations of Lowy, net of
       applicable income taxes of
       $-0- and $50, respectively .......................       $--         $103
                                                                =====       ====

     Net income of Lowy includes interest expense related to the borrowings of Lowy under the Revolving Loan Agreement for the three months ended March 31, 1999 and 1998 of $78,000 and $100,000, respectively.

(6) Revolving Loan Agreements. Effective February 12, 1999, the Company's lender waived an event of default arising from the Company purchasing $5,500,000 of its Senior Notes and provided consent, subject to certain conditions, for the Company to purchase an additional $4,500,000, at cost, of the Senior Notes.

     Effective March 29, 1999, the Company was notified by the lender, in writing, that it is exercising its option to extend the renewal date of the Revolving Loan Agreement to June 28, 2000. At March 31, 1999, the Company had total borrowing availability of $53.2 million, of which $3.4 million was used to secure letter of credit and finance trade transactions. Additionally, $27.1 million had been borrowed to fund operations and the purchase of $8.0 million of the Company's Senior Notes resulting in unused availability of $26.1 million.

(7) Long-term Debt. During the three months ended March 31, 1999, the Company purchased $8,011,000 of its Senior Notes. The Company realized a gain of $222,000, net of income taxes of $6,000, which was recognized as an extraordinary gain in the consolidated statements of operations for the period. As of May 1, 1999, the Company had purchased $10,000,000 of its Senior Notes and realized an extraordinary gain of $272,000, net of income tax.

(8) Income Taxes. The income tax expense of $48,000 in 1999 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

(9)      Contingencies.

     Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     EFP is subject to a lawsuit concerning the supply of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period as a result of errors made by the utility company. EFP was granted a motion for summary judgement dismissing the suit effective April 20, 1999. The Company will continue to aggressively defend the suit in the event of an appeal and believes that it will not have a material adverse effect on the Company.

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

(10) Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in fiscal years beginning after June 15, 1999. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Continuing Operations

                First Quarter 1999 Compared to First Quarter 1998

     Net sales increased 24% to $105.9 million for the three months ended March 31, 1999 compared to $85.6 million during the 1998 period. Sales at Morgan increased 36% or $17.3 million. The Company recorded sales increases at TAG Manufacturing of 23% or $5.0 million and at EFP of 7% or $0.6 million. MIC Group sales declined 33% or $2.5 million.

     Cost of sales increased 21% to $88.5 million for the three months ended March 31, 1999 compared to $73.2 million during 1998. Gross profits increased 39% to $17.3 million (16% of net sales) for the first three months of 1999 compared to $12.4 million (15% of net sales) for 1998.

     Selling, general and administrative expense increased 11% to $11.8 million (11% of net sales) for the three months ended March 31, 1999 compared to $10.7 million (12% of net sales) during 1998.

     Operating income from continuing operations increased 206% to $5.5 million (5% of net sales) for the three months ended March 31, 1999 compared to $1.8 million (2% of net sales) in 1998, due primarily to a $5.0 million improvement in operating income at Morgan.

     Interest expense decreased 11% to $3.7 million during the three months ended March 31, 1999 compared to $4.2 million during 1998. Average total borrowings during the quarter decreased $24.9 million or 18% during the 1999 period compared to the same period in 1998.

     The Company's income before income taxes, discontinued operations and extraordinary gains increased $4.3 million to $1.8 million for the three months ended March 31, 1999 compared to a loss of $2.5 million during the same period in 1998.

     The provision for income tax of $48,000 for the first three months of 1999 is net of the benefit from utilizing net operating losses against which valuation allowances had been previously provided.

     The Company purchased $8.0 million of its Senior Notes, in the open market, during the three months ended March 31, 1999 and recorded an extraordinary gain on the purchases of $222,000, net of tax. The Company purchased the Senior Notes as a short-term investment and the decision to hold or to sell them will depend upon future market conditions.

Morgan

                First Quarter 1999 Compared to First Quarter 1998

     Net sales increased 36% to $65.6 million for the first three months of 1999 compared to sales of $48.0 million for the first three months of 1998 due to strong demand for Morgan's van bodies and improved availability of chassis. Shipments increased 40% during the 1999 period compared to 1998 including a 51% increase in commercial product shipments. Backlog at March 31, 1999 was $83.6 million compared to $73.3 million at December 31, 1998 and $78.3 million at March 31, 1998. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year. Production and shipment of those orders take place, usually, through May of the following year.

     Cost of sales increased 28% to $56.6 million for the first three months of 1999 compared to $44.2 million for the same period in 1998. Gross profits increased 114% to $9.0 million (14% of net sales) during 1999 compared to $4.2 million (9% of net sales) during 1998. Significant improvements in labor efficiencies and overhead absorption improved gross profits approximately $2.5 million.

     Selling, general and administrative expense decreased slightly to $4.1 million (6% of net sales) for the first three months of 1999 compared to $4.2 million (9% of net sales) for the same period of 1998.

     Morgan's operating income increased $5.1 million to $5.0 million during the first three months of 1999 compared to a loss of $0.1 million for the same period of 1998.

TAG Manufacturing

                First Quarter 1999 Compared to First Quarter 1998

     Net sales increased $5.0 million or 23% to $26.5 million for the three months ended March 31, 1999 compared to $21.5 million for the same period in

1998. Net sales included sales to TAG Distribution, whose operations are reported as discontinued, of $2.1 million in 1999 and $3.0 million in 1998. Unit shipments increased 19% to 43,000 units during 1999 compared to 36,000 units during 1998.

     Cost of sales increased by $3.8 million or 22% to $20.9 million compared to the same period in 1998. Gross profits increased by $1.2 million or 28% to $5.6 million (21% of net sales) compared to $4.4 million (21% of net sales) in the same period of 1998. Gross margins remained 21% during both periods as a reduction in warranty returns at Leer reduced overhead costs relative to sales which was offset by material cost increases at Century and Raider as a result of changes in product mix.

     Selling, general and administrative costs increased by $1.1 million or 27% to $5.2 million compared to $4.1 million for the same period in 1998. Costs during 1998's third quarter were net of a benefit from favorable adjustments to warranty, bad debt and worker's compensation reserves of $0.8 million.

     Operating income increased $0.1 million to $0.5 million for the first three months of 1999 compared to $0.4 million for the first three months of 1998.

EFP

                First Quarter 1999 Compared to First Quarter 1998

     Net sales increased 7% to $8.7 million for the first three months of 1999 compared to $8.1 million for the comparable period of 1998, primarily due to increased sales of packaging products to the electronics industry.

     Cost of sales increased 12% to $7.0 million during the 1999 period compared to $6.3 million during 1998. Gross profits decreased to $1.7 million (19% of net sales) for the first three months of 1999 compared to $1.9 million (23% of net sales) for the first three months of 1998. The decline in gross margin was due to increased material costs due to a change in product mix and increased equipment lease costs primarily for equipment placed into service at the end of 1998 and not fully utilized during the first quarter of 1999.

     Selling, general and administrative expenses increased 13% to $1.1 million (13% of net sales) for the first three months of 1999 compared to $1.0 million (12% of net sales) for the same period in 1998.

     EFP's operating income decreased $0.3 million to $0.6 million for the first three months of 1999 compared to $0.9 million for the first three months of 1998, primarily due to the increase in material and overhead costs.


MIC Group

                First Quarter 1999 Compared to First Quarter 1998

     Net sales decreased 33% to $5.1 million for the first three months of 1999 compared to $7.6 million during the comparable period in 1998 as a result of a significant decline in the demand for MIC's services in the production of components used in the exploration and production of oil and gas.

     Cost of sales decreased 27% to $4.1 million for the first three months of 1999 compared to $5.6 million for the first three months of 1998. Gross profits decreased to $1.0 million (19% of net sales) for the first three months of 1999 compared to $2.0 million (26% of net sales) for the first three months of 1998. The decrease in gross profits as a percent of sales was due primarily to reduced overhead absorption on lower sales and increased material costs relative to sales.

     Selling, general and administrative expenses decreased 16% to $0.7 million (14% of net sales) for the first three months of 1999 compared to $0.8 million for the same period in 1998. Selling expense increase slightly due to greater efforts to diversify from the energy industry.

     Operating income decreased 67% to $0.3 million for the first three months of 1999 compared to $1.1 million for the first three months of 1998.

Discontinued Operations - TAG Distribution

                First Quarter 1999 Compared to First Quarter 1998

     As of May 1, 1999, the Company had sold 26 retail locations and two wholesale (NTA) locations. Also two retail locations and one wholesale location had been closed and the remaining NTA location is expected to be closed by the end of May 1999. The Company is continuing to pursue its plan to dispose of the six remaining retail locations located in California (three stores), Texas (two stores) and Delaware (one store).

     The remaining operations of NTA consist of Midwest Truck Aftermarket (MTA), located in Tulsa, Oklahoma and Tyler, Texas. MTA had net sales of $2.2 million and operating income of $0.1 million for the three months ended March 31, 1999 compared to net sales of $1.7 million and operating income of $0.1 million during the same period in 1998.

Discontinued Operations - Lowy

                First Quarter 1999 Compared to First Quarter 1998

     Net sales decreased 1.0% to $9.4 million for the first three months of 1999 compared to $9.5 million for the first three months of 1998, due to slight decreases in carpet sales.

     Cost of sales increased 0.5% to $7.5 million for the first three months of 1999. Gross profits decreased 6% to $1.9 million (20% of net sales) for the first three months of 1999 compared to $2.0 million (21% of net sales) for the 1998 period.

     Selling, general and administrative expense remained at $2.0 million for the first three months of 1999 compared to the first three months of 1998.

     Lowy Group's operating income decreased $0.2 million to a loss of $0.2 million for the first three months of 1999 compared to break even for the first three months of 1998.

Liquidity and Capital Resources

     Operating activities during the three months ended March 31, 1999 generated cash of $1.6 million compared to $1.4 million during the same period in 1998. Working capital decreased $1.7 million or 11% as increases in accounts receivable and inventory were offset by increases in revolver borrowings and accounts payable. Receivables increased $10.5 million during the three months ended March 31, 1999, primarily due to increases at Morgan, in response to a 24% or $20.3 million increase in consolidated sales.

     During the three months ended March 31, 1999, the Company continued its plan to dispose of its distribution businesses. Proceeds from the sales of TAG Distribution stores and other assets realized proceeds of $3.7 million, which were used to pay down borrowings under the Revolving Loan Agreement.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At March 31, 1999, the Company had total borrowing availability of $53.2 million, of which $3.4 million was used to secure letter of credit and finance trade transactions. Additionally, $27.1 million had been borrowed to fund operations and the purchase of $8.0 million of the Company's Senior Notes resulting in unused availability of $26.1 million. At May 1, 1999, the Company had unused available borrowing capacity of $26.5 million under the terms of the Revolving Loan Agreement.

     Capital expenditures for the period of $1.8 million related primarily to the maintenance of existing capacity primarily at TAG Manufacturing and Morgan.

     The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Management believes that its cash balances and the borrowing availability under the Revolving Loan Agreement will satisfy the Company's cash requirements for the foreseeable future given its anticipated additional capital expenditures, working capital requirements and its known obligations. The Company is in compliance with the terms of the Revolving Loan Agreement.

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

     The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources.

     The Company has and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Y2K modifications. The total cost of the Y2K project is estimated at $1.5 million and is being funded through operating cash flows. Approximately 20% of the cost is to replace equipment and the remainder is to upgrade or reprogram software. The majority of these costs are being expensed as incurred and are not expected to have a material adverse effect on the Company's results of operations or financial position. To date, the Company has incurred approximately $1.0 million related to all phases of the Y2K project.

     The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified and corrected in a timely manner, there can be no assurances that the Y2K issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers or other parties. In addition, there can be no assurances that outside third parties, including customers, suppliers, utility and government entities, will be in compliance with all Y2K issues. The Company believes that the most likely worse case Y2K scenario, if one were to occur, would be the temporary inability of third party suppliers, such as utility providers, telecommunication companies and other critical suppliers, to continue providing their products and services. The failure of these third party suppliers to provide on-going services could have a material adverse effect on the Company's results of operations.

     Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. However, the Company currently has no contingency plans in place in the event it or any of its major suppliers or major customers experience Y2K problems. The Company plans to evaluate the status of the completion of its Y2K project and those of key suppliers in the second quarter of 1999 and determine whether such a plan is necessary.


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



PART II. OTHER INFORMATION

Item 3. Other Information

              None

Item 4. Exhibits and Reports on Form 8-K

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  J.B. POINDEXTER & CO., INC.
                                       (Registrant)


Date:    May 3, 1999              By:   S. Magee
                                  ----------------------------------------------
                                  S. Magee, Chief Financial Officer and Director

                                  By:  R.S. Whatley
                                  ----------------------------------------------
                                  R. S. Whatley, Principal Accounting Officer