Form 10-Q
period 1999-06-30
POINDEXTER J B & CO INC
filed 1999-08-10
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 2, 1999.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                    ASSETS
                                                          June 30,  December 31,
                                                           1999          1998
                                                         --------- -------------
Current assets
     Restricted cash ..................................   $  1,592      $  2,194
     Accounts receivable, net of allowance for doubtful
        accounts of $813 and $727, respectively .......     35,990        26,836
     Inventories, net .................................     33,367        32,151
     Deferred income taxes ............................      3,085         3,071
     Prepaid expenses and other .......................        369           562
                                                          --------      --------
         Total current assets .........................     74,403        64,814
Property, plant and equipment, net ....................     38,161        38,211
Net assets of discontinued operations .................       --           9,773
Goodwill, net .........................................     15,271        14,517
Deferred income taxes .................................      4,817         4,465
Other assets ..........................................      3,872         5,052
                                                          --------      --------
     Total assets .....................................   $136,524      $136,832
                                                          ========      ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt .................  $    797      $  1,019
     Borrowings under the revolving credit facilities ..    19,023        18,433
     Accounts payable ..................................    20,687        18,178
     Accrued compensation and benefits .................     6,421         4,657
     Net liabilities of discontinued operations ........       621          --
     Accrued income taxes ..............................       133           483
     Other accrued liabilities .........................    10,219         7,492
                                                          --------      --------
         Total current liabilities .....................    57,901        50,262
                                                          --------      --------
Noncurrent liabilities
     Long-term debt, less current portion ........          85,934       101,186
     Employee benefit obligations and other ......           3,082         2,583
                                                          --------      --------
         Total noncurrent liabilities ............          89,016       103,769
                                                          --------      --------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in-capital .....................      16,486        16,486
Accumulated other element of comprehensive income ....        (355)        (491)
Accumulated deficit ..................................     (26,524)     (33,194)
                                                          ---------    ---------
    Total stockholder's deficit ......................     (10,393)     (17,199)
                                                          ---------    ---------
    Total liabilities and stockholder's deficit ......    $ 136,524    $ 136,832
                                                          =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited- in thousands except share and per share amounts)

                                                                                   For the Quarter            For the Six Months
                                                                                    Ended June 30,              Ended June 30,

                                                                                 1999            1998         1999          1998
                                                                              ----------      ----------    ---------     ---------


Net sales ............................................................      $ 121,658       $ 104,183       $229,756      $ 191,509
Cost of sales ........................................................         99,145          86,599        189,435        161,106
                                                                            ---------       ---------       --------      ---------
Gross profit .........................................................         22,513          17,584         40,321         30,403
Selling, general and administrative expense ..........................         14,222          12,848         26,434         23,811
Other (income) expense ...............................................            101            (141)            52           (213)
                                                                            ---------       ---------       --------      ---------
Operating income .....................................................          8,190           4,877         13,835          6,805
Interest expense .....................................................          3,463           4,130          7,180          8,326
                                                                            ---------       ---------       --------      ---------
Income (loss) from continuing operations, before
     income taxes ....................................................          4,727             747          6,655         (1,521)
Income tax provision .................................................            123             327            171            443
                                                                            ---------       ---------       --------      ---------
Income (loss) from continuing operations .............................          4,604             420          6,484         (1,964)
Income (loss) from discontinued operations,
     less applicable taxes ...........................................           --                45           --          (15,498)
Extraordinary gain (loss) on purchase of Senior Notes,
      net of applicable taxes ........................................            (36)           --              186           --
                                                                            ---------       ---------       --------      ---------
Net income (loss) ....................................................      $   4,568       $     465       $  6,670      $ (17,462)
                                                                            =========       =========       ========      =========


Basic and diluted loss per share:
     Income (loss) from continuing operations.........................     $    1,505      $      137      $   2,120      $    (642)
     Income (loss) from discontinued operations.......................           -                 15           -            (5,066)
     Extraordinary gain (loss) on purchase of
         Senior Notes.................................................            (12)             -              60           -
                                                                            ----------     ----------      ----------     ----------
     Net income (loss)..........................................           $    1,493      $      152      $   2,180        $(5,708)
                                                                            ==========     ==========       =========       ========

Weighted average shares outstanding.............................               3,059           3,059            3,059          3,059
                                                                               =====           =====            =====         ======














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                             For the Six Months
                                                                Ended June 30,

                                                                 1999      1998
                                                                ------    ------

Cash provided by (used in) operations .......................    $6,920    $(93)
                                                                 ------    ----
Cash flows provided by (used in) investing activities:
     Proceeds from sales of businesses and equipment ........   10,903      114
     Acquisition of property, plant and equipment ...........   (4,002)  (3,322)
     Other ..................................................      (48)      51
                                                               -------   ------
         Net cash provided by (used in) investing activities     6,853   (3,259)
                                                               -------   ------
Cash flows provided by (used in) financing activities:
     Net proceeds from revolving lines of credit and
         short-term debt ..................................        589     2,578
     Purchase of Senior Notes and payments of
         other long-term debt .............................    (14,964)    (684)
                                                              --------   -------
         Net cash (used in) provided by financing activities   (14,375)    1,894
                                                              --------   -------
Decrease in restricted cash and cash equivalents ..........       (602)  (1,458)
Restricted cash and cash equivalents, beginning of period .      2,194     3,191
                                                              --------   -------
Restricted cash and cash equivalents, end of period .......   $  1,592   $ 1,733
                                                              ========   =======
Supplemental information:
Cash paid for income taxes, net of refunds .............      $  376      $  581
                                                              ======      ======
Cash paid for interest .................................      $6,799      $8,840
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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), EFP Corporation, (EFP) and Magnetic Instruments Corp., (MIC Group).

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

(2) Segment Data. The following is a summary of the business segment data (dollars in thousands):

                                   For the Quarter     For the Six Months
                                    Ended June 30,        Ended June 30,
                                 ------------------   ----------------------
                                  1999        1998       1999        1998
                                  ----        ----       ----        ----
       Net Sales:
Morgan ....................    $ 74,498    $ 58,810    $140,105    $107,160
TAG .......................      35,014      28,613      63,752      51,846
EFP .......................       8,718       8,973      17,405      17,108
MIC Group .................       3,428       7,787       8,494      15,395
                               --------    --------    --------    --------
Net Sales .................    $121,658    $104,183    $229,756    $191,509
                               ========    ========    ========    ========
Operating Income (Loss):
Morgan ....................     $ 6,950     $ 2,613    $ 11,898     $ 2,538
TAG .......................       1,912       1,631       2,533       2,174
EFP .......................         686         768       1,286       1,683
MIC Group .................        (524         588        (262)      1,731
JBPCO (Corporate) .........        (834        (723      (1,620)     (1,321)
                                -------     -------     --------     -------
Operating Income ..........     $ 8,190     $ 4,877    $ 13,835     $ 6,805
                                =======     =======     ========     =======

                                                        June 30,    December 31,
       Total Assets as of:                                1999            1998
                                                        --------    ------------
Morgan .......................................         $ 69,640         $ 60,454
TAG ..........................................           44,156           37,569
EFP ..........................................           13,461           16,233
MIC Group ....................................            7,383            9,078
JBPCO (Corporate) ............................            1,884            3,725
Net assets of discontinued
    operations ...............................             --              9,773
                                                       --------         --------
Total Assets .................................         $136,524         $136,832
                                                       ========         ========

     Net sales for the  six-month  periods  ended June 30,1999 and 1998 included
$2,900,000  and  $7,300,000,   respectively,  from  intercompany  sales  to  TAG
Distribution, which has been classified as a discontinued operation.

     Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 58% and 59% of Morgan's net sales during the six months ended June 30, 1999 and 1998, respectively. EFP has four customers in the electronics industry that accounted for approximately 40% and 39% of EFP's net sales in the six months ended June 30, 1999 and 1998, respectively. MIC Group has an industry concentration, pertaining to international oil field service companies, with one customer that accounted for approximately 40% and 39% of MIC Group's net sales during the six months ended June 30, 1999 and 1998, respectively.

(3) Comprehensive Income (Loss). The components of comprehensive income (loss) were as follows (in thousands):

                                         For the Quarter     For the Six Months
                                          Ended June 30,        Ended June 30,
                                        ------------------   -------------------
                                          1999      1998      1999       1998
                                          ----      ----      ----       ----
Net income (loss) ...................    $4,568    $ 465     $6,670    $(17,462)
Foreign currency translation
    adjustments .....................        59     (114)       136         (72)
                                         ------    -----     ------    --------
Comprehensive income (loss) .........    $4,627    $ 351     $6,806    $(17,534)
                                         ======    =====     ======    ========

     The net loss for the six months ended June 30, 1998 included a provision of $8,184,000 for losses on disposal of TAG Manufacturing, which was reversed in the third quarter of 1998.

(4) Inventories. Consolidated net inventories consisted of the following (in thousands):

                                                     June 30,       December 31,
                                                      1999             1998
                                                    ---------       ------------
FIFO Basis Inventory:
     Raw Materials  .................................$ 20,775         $ 19,549
     Work in Process.................................   4,394            4,296
     Finished Goods .................................   8,198            8,306
                                                     --------          -------
Total Inventory     .................................$ 33,367         $ 32,151
                                                     ========         ========

(5) Discontinued Operations - Truck Accessories Group (TAG Distribution Division). TAG Distribution's results of operations have been reported as discontinued operations in the consolidated financial statements for all periods presented. In addition, the remaining net assets and liabilities of TAG Distribution, which are expected to be disposed of, have been segregated within the accompanying consolidated balance sheets as "net assets (liabilities) of discontinued operations."

     The TAG Distribution plan of disposal is substantially complete. Based on improved operating performance, the Company decided during the second quarter of 1999 to retain Midwest Truck Aftermarket (MTA) and three retail stores. Accordingly, that portion of the estimated loss on disposal of TAG Distribution related to MTA of $1,306,000 has been reversed in the accompanying consolidated statement of operations for the three months ended June 30, 1999. Additionally the results of operations of MTA have been included in continuing operations for all periods presented.

     As of July 30, 1999, the Company had sold two wholesale locations and 28 retail locations, including eight stores, which were part of Radco. Two wholesale locations and three retail locations were closed. The Company realized total proceeds of approximately $4,726,000 from the disposition of these assets. The proceeds were used to repay borrowings under the Revolving Loan Agreements.

      Condensed financial information related to the TAG Distribution Division was as follows (in thousands):

                                                         June 30,   December 31,
                                                          1999           1998
                                                        ---------   ------------

Net assets (liabilities) of discontinued operations:
     Current assets .............................        $   123         $ 7,831
     Property, net ..............................            241           2,124
     Intangible assets ..........................            155             159
                                                         -------         -------
     Total assets ...............................            519          10,114
     Less current liabilities ...................          2,365           5,890
                                                         -------         -------
Net assets (liabilities) ........................        $(1,846)        $ 4,224
                                                         =======         =======


     TAG Distribution revenues were $7,408,000 and $25,196,000 for the six months ended June 30, 1999 and 1998, respectively. At June 30, 1999, accrued expenses included $1,236,000 for operating expenses, severance costs and lease obligations. Substantially, all of this accrual will be paid in 1999. The income
(loss) from discontinued operations related to TAG Distribution was as follows (in thousands):

                                                             For the Quarter        For the Six Months
                                                              Ended June 30,          Ended June 30,
                                                           --------------------    -------------------
                                                          1999          1998       1999          1998
                                                          ----          ----       ----          ----


   Loss from TAG Distribution's
      operations, less applicable
      income taxes of $0, $0, $0 and $0..........     $     -        $     -    $     -      $  (1,280)
   Reversal of loss on disposal of MTA
     net of applicable income
     taxes of $0, $0, $0 and $0..................         1,306            -       1,306          -
   Loss on disposal of TAG including provision
     of  $1,306,  $1,046,  $1,306 and $1,687  for
     estimated  operating  losses through
     disposal date, less applicable income taxes
     of $0, $0, $0 and $0........................        (1,306)        (1,046)   (1,306)      (15,431)
                                                       --------       --------- ---------     ---------
                                                       $     -        $ (1,046) $    -        $(16,711)
                                                       =========      ========= =========     =========

     Losses from operations of TAG Distribution included interest expense of $922,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the six months ended June 30, 1998. The proceeds from the sale of TAG Distribution were used to repay borrowings under the Revolving Loan Agreement.

     The loss on disposal of TAG of $15,431,000, recorded during the six months ended June 30,1998, included a write down of the assets of TAG Manufacturing of $8,184,000. The write down was reversed, effective September 1998, upon the Company's decision to retain TAG Manufacturing.

Discontinued Operations - Lowy. Effective June 7, 1999, the Company sold the business and principally all of the assets excluding real estate of Lowy Distribution, the Company's Floor Covering segment. The Company realized net cash proceeds of $6,241,000, which approximated the carrying value of the related assets and liabilities. Certain real estate is being held for sale by Lowy. Lowy's results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities, which have been disposed of, are segregated within the consolidated balance sheets as "net assets of discontinued operations."

     Condensed financial information related to Lowy was as follows (in thousands):
                                                           June 30, December 31,
                                                             1999         1998
                                                            ------- ------------
Net assets of discontinued operations:
            Current assets .........................        $   71        $7,517
          Deferred disposal costs ..................           782          --
          Property, net ............................           274           473
          Long-term assets .........................         1,048         1,498
                                                            ------        ------
          Total assets .............................         2,175         9,488
          Less current liabilities .................           334         2,659
          Less long-term liabilities ...............           616         1,280
                                                            ------        ------
Net assets .........................................        $1,225        $5,549
                                                            ======        ======

     Lowy revenues were $15,934,000 and $33,338,000 for the six months ended June 30, 1999 and 1998, respectively. Revenues for the six months ended June 30, 1998 included the operations of Blue Ridge, which was sold effective August 31, 1998. The income from discontinued operations related to Lowy was as follows (in thousands):

                                             For the Quarter  For the Six Months
                                              Ended June 30,     Ended June 30,
                                                1999     1998    1999      1998
Net income from operations of Lowy,
   net of applicable income taxes of
   $60 and $63, respectively .................   $--     $1,091   $--     $1,213

     Net income of Lowy includes interest expense related to the borrowings of Lowy under the Revolving Loan Agreement for the six months ended June 30, 1999 and 1998 of $182,000 and $312,000, respectively.

(6) Revolving Loan Agreements. Effective February 12, 1999, the Company's lender waived an event of default arising from the Company purchasing $5,500,000 of its Senior Notes. The lender also provided consent, subject to certain conditions, for the Company to purchase an additional $4,500,000, at cost including accrued interest, of the Senior Notes. Effective May 26, 1999 the Company's lender provided an additional consent, subject to certain conditions, for the Company to purchase an additional $10,000,000, in principal, of the Senior Notes.

     Effective March 29, 1999, the lender exercised its option to extend the renewal date of the Revolving Loan Agreement to June 28, 2000. At June 30, 1999, the Company had total borrowing availability of $41,641,000, of which $3,944,000 was used to secure letters of credit and foreign currency transactions. Additionally, $3,293,000 had been borrowed to fund operations and $14,470,000 to fund the purchase of $15,000,000 of the Company's Senior Notes, resulting in unused availability of $19,934,000.

(7) Long-term Debt. During the six months ended June 30, 1999, the Company purchased $15,000,000 of its Senior Notes. The Company realized a gain of $186,000, net of income taxes of $6,000 and net of related deferred loan costs of $332,000, which was recognized as an extraordinary gain in the consolidated statements of operations for the period.

(8) Income Taxes. The income tax expense of $171,000 in 1999 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

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

(10) Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

     During the quarter ended June 30, 1999, the Company substantially completed the disposition of the distribution operations of the Truck Accessories Group. Based on improved operating performance, the Company decided during the second quarter of 1999 to retain Midwest Truck Aftermarket (MTA), a wholesale operation, and three retail stores. Two of the three retail stores are an integral part of the manufacturing facilities, to which they are attached, and will provide factory outlet capabilities. The results of operations of MTA have been included in continuing operations for all periods presented.

     The results of operations of the retained stores have been included in continuing operations for the year to date period ended June 30,1999, however, the Company's results of operations for the prior periods have not been restated. During the six months ended June 30,1999 net sales of these stores combined was $2.1 million, cost of sales was $1.5 million and the stores recorded operating income of $110,000. Total assets at June 30, 1999 were $507,000.

     Effective June 7,1999, the Company sold the business and substantially all of the assets of Lowy Distribution. Upon the sale of certain real estate, the disposition of the Company's floor covering operations will be complete. The Company realized net cash proceeds of $6.2 million which were used to reduce revolver borrowings.

Results of Continuing Operations

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales increased 20 % to $229.8 million for the six months ended June 30, 1999 compared to $191.5 million during 1998. The increase was due primarily to Morgan whose sales increased 31% or $33.0 million. The Company also recorded sales increases at TAG of 23% or $11.9 million. Net sales at MIC decreased 45% or $6.9 million, during 1999 compared to 1998.

     Cost of sales rose 18% to $189.4 million for the six months ended June 30, 1999 compared to $161.1 million during 1998. Gross profit increased 33% to $40.3 million (18% of net sales) for the first six months of 1999 compared to $30.4 million (16% of net sales) for 1998, primarily as a result of improved volume and labor efficiencies at Morgan.

     Selling, general and administrative expenses were $26.4 million (11% of net sales) for the six months ended June 30, 1999 compared to $23.8 million (13% of net sales) during 1998. The improvement in expenses as a percentage of sales was due to Morgan whose expenses remained consistent with the prior year despite a 31% increase in sales.

     Operating income increased 103% or $7.0 million to $13.8 million (6% of net sales) for the six months ended June 30, 1999 compared to $6.8 million (4% of net sales) in 1998, primarily due to Morgan whose operating income increased $9.4 million for the period.

     Interest expense was $7.2 million for the six months ended June 30, 1999, 14% less than the $8.3 million during the same period in 1998. Average borrowings under the revolving credit facility decreased by approximately 50% or $22 million during the six months ended June 30,1999 which reduced interest by approximately $800,000 compared to 1998. The Company purchased $15.0 million of its Senior Notes during the six months ended June 30, 1999, which, because of the difference between the interest rate on the Senior Notes compared to that of the revolving credit facility, reduced interest expense by approximately $300,000 during the 1999 period.

     The income tax expense of $171,000 in 1999 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

     The Company purchased $15.0 million of its Senior Notes in the open market during the six months ended June 30,1999. The Company recorded an extraordinary gain on the purchases of $186,000, net of tax of $6,000 and net of deferred loan costs of $332,000, related to the purchased Senior Notes. The Company purchased the Senior Notes as a short-term investment and the decision to hold or to sell them will depend upon future market conditions.

               Second Quarter 1999 Compared to Second Quarter 1998

     Net sales increased 17% to $121.7 million for the quarter ended June 30,1999 compared to $104.2 million during the 1998 period, primarily due to a 27% or $15.7 million increase at Morgan.

     Cost of sales increased 14% to $99.2 million for the quarter ended June 30,1999 compared to $86.6 million during 1998. Gross profit was $22.5 million (19% of net sales) for the second quarter of 1999 compared to $17.6 million (17% of net sales) for 1998.

     Selling, general and administrative expenses increased to $14.2 million (12% of net sales) for the quarter ended June 30, 1999 compared to $12.9 million (also 12% of net sales) during 1998.

     Operating income from continuing operations was $8.2 million (7% of net sales) for the quarter ended June 30, 1999 compared to $4.9 million (5% of net sales) in 1998, an increase of 68%.

     Interest expense decreased 16% to $3.5 million during the quarter ended June 30, 1999 compared to $4.1 million during 1998.

         The Company purchased $7.0 million of its Senior Notes in the open market during the quarter ended June 30,1999. The Company recorded an extraordinary loss on the purchases of $36,000, net of tax and net of deferred loan costs of $332,000, related to the Senior Notes purchased during the six months ended June 30, 1999.

Morgan

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales rose by 31% or $33.0 million to $140.1 million for the first six months of 1999 compared to $107.2 million for the first six months for 1998, due to strong demand for Morgan's van bodies and improved availability of chassis. Total unit shipments increased 32% during the 1999 period compared to 1998. Backlog at June 30, 1999 was $66.3 million compared to $73.3 million at December 31, 1998 and $59.8 million at June 30, 1998.

     Cost of sales was $119.3 million for the first six months of 1999 compared to $95.6 million for the same period in 1998. Gross profit increased 80% to $20.8 million (15% of net sales) during 1999 compared to $11.6 million (11% of net sales) during 1998. The increase in gross profit is due primarily to improved labor efficiencies.

     Selling, general and administrative expenses decreased 1% to $8.9 million (6% of net sales) for the first six months of 1999 compared to $9.0 million (8% of net sales) for the same period in 1998. Expenses remained at the same level during 1999 as compared to 1998 as cost savings from sales personnel reductions were offset by higher commissions and the costs associated with the remediation of computer systems in preparation for the year 2000.

     Operating income increased 369% or $9.4 million to $11.9 million during the first six months of 1999 compared to $2.5 million for the first six months of 1998.

               Second Quarter 1999 Compared to Second Quarter 1998

     Net sales of $74.5 million for the second quarter of 1999 were 27% greater than sales of $58.8 million in the second quarter of 1998. Shipments increased 25% during the 1999 period compared to 1998 due to improved chassis availability during this year.

     Cost of sales was $62.7 million for the second quarter of 1999 compared to $51.4 million for the same period in 1998. Gross profit increased 59% to $11.8 million (16% of net sales) during 1999 compared to $7.4 million (13% of net sales) during the second quarter of last year.

     Selling, general and administrative expenses were $4.8 million for the second quarter of 1999 equal to $4.8 million for the same period of 1998.

     Morgan's operating income increased 166% or $4.4 million to $7.0 million during the second quarter of 1999 compared to $2.6 million for the same period of 1998.

Truck Accessories Group

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales increased 23% to $63.8 million for the first six months of 1999 compared to sales of $51.8 million for the same period in 1998. Total unit shipments increased 17% during the 1999 period compared to 1998.

     Cost of sales was $48.7 million for the first six months of 1999 compared to $40.3 million for the same period in 1998, consequently, gross profit increased 30% to $15.0 million (24% of net sales) during 1999 compared to $11.6 million (22% of net sales) during 1998, mostly due to improved overhead absorption on higher volume.

     Selling, general and administrative expenses increased to $12.4 million (20% of net sales) for the first six months of 1999 compared to $9.6 million (19% of net sales) for the same period in 1998. Costs during the 1998 period were reduced by $800,000 as a result of favorable adjustments to warranty, bad debt and worker's compensation insurance reserves, all accrued in prior periods.

     Operating income increased $359,000 to $2.5 million during the first six months of 1999 compared to $2.2 million for the first six months of 1998.

               Second Quarter 1999 Compared to Second Quarter 1998

     Net sales increased $6.4 million or 22% to $35.0 million for the quarter ended June 30, 1999 compared to $28.6 million for the same period in 1998. Unit shipments increased 21% during 1999 compared to 1998.

     Cost of sales increased by $4.3 million to $26.1 million compared to the same period in 1998. Gross profit increased by $2.2 million or 31% to $8.9 million (25% of net sales) compared to $6.8 million (24% of net sales) in the same period of 1998.

     Selling, general and administrative expenses increased by $1.6 million or 31% to $6.9 million (20% of net sales) for the quarter ended June 30, 1999 compared to $5.2 million (18% of net sales) for the same period in 1998. The increase was due primarily to higher costs at Leer associated with a new marketing program.

     Operating income increased $281,000 to $1.9 million for the second quarter of 1999 compared to $1.6 million for the second quarter of 1998.

EFP

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales increased $297,000 or 2% to $17.4 million for the first six months of 1999 compared to sales of $17.1 million for the first six months for 1998. A 13% or $1.5 million increase in sales of packaging products was offset by a decline in sales of Styrocast and tooling products.

     Cost of sales increased 5% to $14.1 million for the first six months of 1999 compared to $13.4 million for the same period in 1998. Gross profit decreased 11% to $3.3 million (19% of net sales) during 1999 compared to $3.8 million (22% of net sales) during 1998. The increase in cost of sales was due primarily to increased overhead costs including higher warehousing and equipment leasing costs.

     Selling, general and administrative expense were $2.1 million (11% of net sales) for the first six months of 1999, equal to $2.1 million (12% of net sales) for the same period in 1998.

     Because of the decline in gross profit, operating income decreased $397,000 to $1.3 million during the first six months of 1999 compared to $1.7 million for the first six months of 1998.

               Second Quarter 1999 Compared to Second Quarter 1998

     Net sales decreased 3% to $8.7 million for the second quarter of 1999 compared to $9.0 million for the comparable period of 1998.

     Cost of sales were $7.1 million during the 1999 period equal to $7.1 million during 1998. Gross profit decreased to $1.6 million (19% of net sales) for the second quarter of 1999 compared to $1.9 million (21% of net sales) for the second quarter of 1998. The increase in cost of sales as a percentage of sales was caused primarily by increased overhead spending.

     Selling, general and administrative expenses decreased 13% to $1.0 million (11% of net sales) for the second quarter of 1999 compared to $1.1 million (12% of net sales) for the same period in 1998.

     EFP's operating income decreased to $686,000 for the second quarter of 1999 compared to $768,000 for the second quarter of 1998.

MIC Group

    Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales decreased $6.9 million or 45% to $8.5 million for the first six months of 1999 compared to $15.4 million for the first six months for 1998. The decrease was a result of a significant decline in the demand for MIC's products and services to its customers involved in the exploration and production of oil and gas.

     Cost of sales decreased 38% to $7.3 million for the first six months of 1999 compared to $11.9 million for the same period in 1998. Gross profit decreased 67% to $1.2 million (14% of net sales) during 1999 compared to $3.5 million (23% of net sales) during 1998. The decrease in gross profit as a percent of sales was due primarily to reduced overhead absorption on lower sales and increased material costs relative to sales.

     Selling, general and administrative expenses decreased 22% to $1.4 million (17% of net sales) for the first six months of 1999 compared to $1.8 million (12% of net sales) for the same period in 1998. General and administrative expenses decreased 28% or $425,000 during 1999 compared to 1998, as a result of reductions in personnel and related costs.

     Operating income decreased $2.0 million to a loss of $262,000 during the first six months of 1999 compared to income of $1.7 million for the first six months of 1998.

               Second Quarter 1999 Compared to Second Quarter 1998

     Net sales decreased 56% to $3.4 million for the second quarter of 1999 compared to $7.8 million during the comparable period in 1998.

     Cost of sales decreased 48% to $3.2 million for the second quarter of 1999 compared to $6.2 million for the second quarter of 1998. Gross profit decreased to $199,000 (6% of net sales) for the second quarter of 1999 compared to $1.6 million (20% of net sales) for the second quarter of 1998.

     Selling, general and administrative expenses decreased 27% to $723,000 (21% of net sales) for the second quarter of 1999 compared to $1.0 million (13% of net sales) for the same period in 1998.

     Operating income decreased by $1.1 million to a loss of $524,000 for the second quarter of 1999 compared to $600,000 for the second quarter of 1998.

Liquidity and Capital Resources

     Operating activities during the six months ended June 30, 1999 generated cash of $6.9 million compared to using cash of $93,000 during the same period in 1998. The improved cash from operations during the six months ended June 30, 1999 compared to 1998 was due primarily to the $8.5 million improvement in net income from continuing operations. The change in working capital over the same period of 1999 approximated the change during 1998. However, working capital at June 30, 1999 of $16.5 million was $7.0 million greater than at June 30, 1998, primarily due to a $20.0 million decrease in revolver borrowings, which was partially offset by a $10.0 million decrease in inventories. The Company used proceeds from the sale of discontinued operations to reduce revolver borrowings. Increased shipments at Morgan reduced inventory levels during 1999 compared to 1998.

     During the six months ended June 30,1999, the Company substantially completed the disposition of its distribution businesses. During the period, the Company received proceeds of approximately $4.7 million from the sale of TAG Distribution stores and effective June 7, 1999, the Company realized net proceeds of $6.2 million from the sale of Lowy Distribution. Proceeds of $10.9 million from the sale of discontinued operations and funds from operations were used to reduce borrowings under the revolving credit facility.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At August 1, 1999, the Company had unused available borrowing capacity of $22.3 million under the terms of the Revolving Loan Agreement.

     Capital expenditures for the six months ended June 30, 1999 of $4.0 million related primarily to the maintenance of existing capacity at TAG Manufacturing and Morgan.

     The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Management believes that its cash balances and the borrowing availability under the Revolving Loan Agreement will satisfy the Company's cash requirements for the foreseeable future, given its anticipated additional capital expenditures, working capital requirements and known obligations. The Company is in compliance with the terms of the Revolving Loan Agreement.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. Based on an assessment of continuing operations, the Company determined that it would be necessary to modify or replace significant portions of its software and certain hardware so that those systems would properly utilize dates beyond December 31, 1999 at certain of the Company's subsidiaries. The Company expects to have all remediated systems fully tested and implemented by September 30, 1999. The Company believes that with modifications or replacements of existing software and certain hardware, the Y2K issue can be mitigated.

     The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources.

     The Company has and will continue to utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Y2K modifications. The total cost of the Y2K project is estimated at $1.5 million and is being funded through operating cash flows. Approximately 20% of the cost is to replace equipment and the remainder is to upgrade or reprogram software. The majority of these costs are being expensed as incurred and are not expected to have a material adverse effect on the Company's results of operations or financial position. To date, the Company has incurred approximately $1.2 million related to all phases of the Y2K project.

     The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified and corrected in a timely manner, there can be no assurances that the Y2K issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers or other parties. In addition, there can be no assurances that outside third parties, including customers, suppliers, utility and government entities, will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if it were to occur, would be the temporary inability of third party suppliers, such as utility providers, telecommunication companies and other critical suppliers, to continue providing their products and services. The failure of these third party suppliers to provide on-going services could have a material adverse effect on the Company's results of operations.

     Management of the Company believes it has an effective program in place to resolve the Y2K issue in a timely manner. However, the Company currently has no contingency plans in place in the event it or any of its major suppliers or major customers experience Y2K problems. The Company continues to evaluate the status of its key suppliers and determine if such a plan is necessary.

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


                                  J.B. POINDEXTER & CO., INC.
                                          (Registrant)


Date:    August 9, 1999           By:   S. Magee
                                  ----------------------------------------------
                                  S. Magee, Chief Financial Officer and Director

                                  By:  R.S. Whatley
                                  ----------------------------------------------
                                  R. S. Whatley, Principal Accounting Officer