Form 10-Q
period 1999-09-30
POINDEXTER J B & CO INC
filed 1999-10-28
CIK 918962

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 2, 1999.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                     September 30,  December 31,
                                                        1999           1998
                                                    -------------  -------------
Current assets
Restricted cash .....................................   $   991       $ 2,194
Accounts receivable, net of allowance for
doubtful accounts of $839 and $727, respectively ....    35,805        26,836
Inventories, net ....................................    33,747        32,151
Deferred income taxes ...............................     3,093         3,071
Prepaid expenses and other ..........................     1,009           562
                                                         -------       -------
         Total current assets .......................    74,645        64,814
Property, plant and equipment, net ..................    38,991        38,211
Net assets of discontinued operations ...............       488         9,773
Goodwill, net .......................................    15,049        14,517
Deferred income taxes ...............................     4,593         4,465
Other assets ........................................     3,558         5,052
                                                         ------        ------
Total assets ........................................  $137,324      $136,832
                                                       ========      ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Current portion of long-term debt ...................   $   692       $ 1,019
Borrowings under the revolving credit facilities ....    17,176        18,433
Accounts payable ....................................    18,981        18,178
Accrued compensation and benefits ...................     7,144         4,657
Accrued interest ....................................     4,082         1,527
Accrued income taxes ................................        74           483
Other accrued liabilities ...........................     8,552         5,965
                                                        -------       -------
         Total current liabilities ..................    56,701        50,262
                                                         ------        ------
Noncurrent liabilities
     Long-term debt, less current portion ...........    85,792       101,186
     Employee benefit obligations and other .........     3,191         2,583
                                                        -------       -------
         Total noncurrent liabilities ...............    88,983       103,769
                                                        -------       -------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in-capital .....................   16,486        16,486
Accumulated other element of comprehensive income ....     (380)         (491)
Accumulated deficit ..................................  (24,466)      (33,194)
                                                       ---------     ---------
    Total stockholder's deficit ......................   (8,360)      (17,199)
                                                       ---------     ---------
    Total liabilities and stockholder's deficit ......$ 137,324     $ 136,832
                                                       =========     =========


   The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited- in thousands except share and per share amounts)

                                                                              For the Quarter                For the Nine Months
                                                                            Ended September 30,               Ended September 30,

                                                                            1999            1998              1999          1998
                                                                         ----------      ----------        ---------     ----------
Net sales .......................................................       $ 103,880       $  91,606        $ 333,636        $ 283,115
Cost of sales ...................................................          84,930          77,099          274,365          238,205
                                                                        ---------       ---------        ---------        ---------
Gross profit ....................................................          18,950          14,507           59,271           44,910
Selling, general and administrative expense .....................          13,572          12,144           40,355           35,955
Other (income) expense ..........................................              35              36             (262)            (177)
                                                                        ---------       ---------        ---------        ---------
Operating income ................................................           5,343           2,327           19,178            9,132
Interest expense ................................................           3,228           3,655           10,408           11,981
                                                                        ---------       ---------        ---------        ---------
Income (loss) from continuing operations, before
     income taxes ...............................................           2,115          (1,328)           8,770           (2,849)
Income tax provision ............................................              57           1,032              228            1,475
                                                                        ---------       ---------        ---------        ---------
Income (loss) from continuing operations ........................           2,058          (2,360)           8,542           (4,324)
Income (loss) from discontinued operations,
     less applicable taxes ......................................            --            16,172             --                674
Extraordinary gain (loss) on purchase of Senior Notes,
      net of applicable taxes ...................................            --              --                186             --
                                                                        ---------       ---------        ---------        ---------
Net income (loss) ...............................................       $   2,058       $  13,812        $   8,728        $  (3,650)
                                                                        =========       =========        =========        =========


Basic and diluted income (loss) per share:
     Income (loss) from continuing operations ....................        $   673         $  (771)         $ 2,792         $(1,413)
     Income (loss) from discontinued operations ..................           --             5,286             --               220
     Extraordinary gain (loss) on purchase of
         Senior Notes ............................................           --              --                 61            --
                                                                          -------         -------          -------         -------

     Net income (loss) ...........................................        $   673         $ 4,515          $ 2,853         $(1,193)
                                                                          =======         =======          =======         =======

Weighted average shares outstanding ........................                3,059           3,059            3,059           3,059
                                                                            =====           =====            =====           =====














              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                            For the Nine Months
                                                            Ended September 30,

                                                               1999       1998
                                                            --------    --------

Cash provided by operations ..............................    $11,133    $10,419
                                                              -------    -------
Cash flows provided by (used in) investing activities:
     Proceeds from sales of businesses ...................    10,903     15,113
     Proceeds from disposition of property, plant
         and equipment ...................................      --          308
     Acquisition of property, plant and equipment ........    (6,717)    (4,926)
                                                             -------    -------
         Net cash provided by investing activities .......     4,186     10,495
                                                             -------    -------
Cash flows used in financing activities:
     Net payments of revolving lines of credit and
         short-term debt ................................     (1,314)   (22,109)
     Purchase of Senior Notes and payments of
         other long-term debt ...........................    (15,208)      (939)
                                                            --------    --------
         Net cash used in financing activities ..........    (16,522)   (23,048)
                                                            --------    --------
Decrease in restricted cash and cash equivalents ........     (1,203)    (2,134)
Restricted cash and cash equivalents, beginning of period      2,194       3,191
                                                            --------    --------
Restricted cash and cash equivalents, end of period .....   $    991    $  1,057
                                                            ========    ========
Supplemental information:
Cash paid for income taxes, net of refunds ...........       $  453       $  605
                                                             ======       ======
Cash paid for interest ...............................       $7,266       $9,465
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

(2) Segment Data. The following is a summary of the business segment data (dollars in thousands):

                               For the Quarter            For the Nine Months
                             Ended September 30,          Ended September 30,
                            --------------------         --------------------
                              1999         1998          1999           1998
                              ----         ----          ----           ----
Net Sales:
Morgan .................    $  60,647     $  48,970     $ 200,752     $ 156,130
TAG ....................       31,812        26,466        95,564        78,312
EFP ....................        8,633         9,928        26,038        27,036
MIC Group ..............        3,477         6,900        11,971        22,295
Intercompany Sales .....         (689)         (658)         (689)         (658)
                            ---------     ---------     ---------     ---------
Net Sales ..............    $ 103,880     $  91,606     $ 333,636     $ 283,115
                            =========     =========     =========     =========

Operating Income (Loss):
Morgan ..................   $  4,397       $    950      $ 16,295      $  3,488
TAG .....................      1,463            717         3,996         2,891
EFP .....................        784          1,239         2,070         2,922
MIC Group................       (325)           185          (587)        1,916
JBPCO (Corporate)........       (976)          (764)       (2,596)       (2,085)
                             --------        -------      --------      --------
Operating Income.........   $  5,343       $  2,327      $ 19,178      $  9,132
                             ========       ========      ========      ========

                                                    September 30,   December 31,
       Total Assets as of:                              1999            1998
                                                     -----------   -------------
Morgan .......................................         $ 69,917      $ 60,454
TAG ..........................................           42,665        37,569
EFP ..........................................           14,500        16,233
MIC Group ....................................            7,821         9,078
JBPCO (Corporate) ............................            1,933         3,725
Net assets of discontinued
    operations ...............................              488         9,773
                                                       --------      --------
Total Assets .................................         $137,324      $136,832
                                                       ========      ========

     Net sales of TAG Manufacturing for the nine-month periods ended September 30, 1999 and 1998 included $3,222,000 and $9,409,000, respectively, from intercompany sales to TAG Distribution, which has been classified as a discontinued operation.

     Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 54% and 53% of Morgan's net sales during the nine months ended September 30, 1999 and 1998, respectively. EFP has four customers in the electronics industry that accounted for approximately 33% and 29% of EFP's net sales in the nine months ended September 30, 1999 and 1998, respectively. MIC Group has an industry concentration, pertaining to international oil field service companies, with one customer that accounted for approximately 39% and 38% of MIC Group's net sales during the nine months ended September 30, 1999 and 1998, respectively.

(3) Comprehensive Income (Loss). The components of comprehensive income (loss) were as follows (in thousands):

                                       For the Quarter      For the Nine Months
                                     Ended September 30,    Ended September 30,
                                      1999       1998         1999        1998
                                    --------    --------    --------   ---------
Net income (loss) ...............   $  2,058    $ 13,812    $  8,728   $ (3,650)
Foreign currency translation
    adjustments .................        (25)        (64)        111       (136)
                                    --------    --------    --------   --------
Comprehensive income ............   $  2,033    $ 13,748    $  8,839   $ (3,786)
                                    ========    ========    ========   ========


(4) Inventories. Consolidated net inventories consisted of the following (in thousands):

                                                   September 30,    December 31,
                                                        1999            1998
                                                     ----------    -------------
FIFO Basis Inventory:
     Raw Materials  ..............................    $ 21,667          $ 19,549
     Work in Process..............................       4,719             4,296
     Finished Goods ..............................       7,361             8,306
                                                     ----------        ---------
Total Inventory     ..............................    $ 33,747          $ 32,151
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

     The TAG Distribution plan of disposal is substantially complete. Based on improved operating performance, the Company decided during the second quarter of 1999 to retain Midwest Truck Aftermarket (MTA) and three retail stores. Accordingly, that portion of the estimated loss on disposal of TAG Distribution related to MTA of $1,306,000 has been reversed in the accompanying consolidated statement of operations for the nine months ended September 30, 1999. Additionally the results of operations of MTA have been included in continuing operations for all periods presented.

     As of October 20, 1999, the Company had sold two wholesale locations and 28 retail locations, including eight stores, which were part of Radco. Two wholesale locations and three retail locations were closed. The Company realized total proceeds of approximately $4,726,000 from the disposition of these assets. The proceeds were used to repay borrowings under the Revolving Loan Agreements.

      Condensed financial information of the discontinued operations related to the TAG Distribution Division was as follows (in thousands):

                                                  September 30,     December 31,
                                                     1999               1998
                                                  ------------    --------------

Net assets (liabilities) of discontinued operations:
Current assets ...........................            $   167            $ 7,831
Property, net ............................                 32              2,124
Intangible assets ........................                155                159
                                                       -------            ------
Total assets .............................                354             10,114
     Less current liabilities ............              1,366              5,890
                                                       -------           -------
Net assets (liabilities) .................            $(1,012)           $ 4,224
                                                       =======           =======


     TAG Distribution revenues were $7,934,000 and $38,268,000 for the nine months ended September 30, 1999 and 1998, respectively. At September 30, 1999, accrued expenses included $516,000 for operating expenses, severance costs and lease obligations. Substantially, all of this accrual will be eliminated through cash payments in 1999. The income (loss) from discontinued operations related to TAG Distribution was as follows (in thousands):

                                                                        For the Quarter                    For the Nine Months
                                                                      Ended September 30,                 Ended September 30,
                                                                      1999            1998                 1999              1998
                                                                    ------          ------               ------            ------
Loss from TAG Distribution's
   operations, less applicable
   income taxes of $0 .......................................         $   --           $   --            $   --            $ (1,280)
Reversal of loss on disposal of MTA
  and TAG Manufacturing net of
  applicable income taxes of $0 .............................             --              9,070             1,306             9,070
Loss on disposal of TAG including provision
   of $0, $123, $1,306 and $1,810
  for estimated operating losses through
  disposal date, less applicable income
  taxes of $0 ...............................................             --               (123)           (1,306)          (15,554)
                                                                      --------         --------          --------          --------
                                                                      $   --           $  8,947          $   --            $ (7,764)
                                                                      ========         ========          ========          ========

     Losses from operations of TAG Distribution included interest expense of $48,000 and $1,032,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the nine months ended September 30, 1999 and 1998, respectively. The proceeds from the sale of TAG Distribution were used to repay borrowings under the Revolving Loan Agreement.

     Based on improved operating performance, the Company decided during the third quarter of 1998 to retain the operations of TAG Manufacturing, which reversed an earlier decision to dispose of the division. Accordingly that portion of the estimated loss on disposal of TAG related to TAG Manufacturing of $9,070,000 was reversed in the accompanying consolidated statement of operations for the three months ended September 30, 1998. The results of operations of TAG Manufacturing have been included in continuing operations for all periods presented.

Discontinued Operations - Lowy. Effective June 7, 1999, the Company sold the business and principally all of the assets excluding real estate of Lowy Distribution, the Company's Floor Covering segment. The Company realized net cash proceeds of $6,241,000, which approximated the carrying value of the related assets and liabilities. Certain real estate is being held for sale by Lowy. Lowy's results of operations have been reported as discontinued operations in the consolidated financial statements for all periods presented. The net assets and liabilities of Lowy are segregated within the consolidated balance sheets as "net assets of discontinued operations."

     Condensed financial information of the discontinued operations related to Lowy was as follows (in thousands):

                                                   September 30,    December 31,
                                                         1999            1998
                                                  --------------   -------------
     Net assets of discontinued operations:
  Current assets .............................           $  196           $7,517
Deferred disposal costs ......................              947             --
Property, net ................................              266              473
Long-term assets .............................              768            1,498
                                                         ------           ------
Total assets .................................            2,177            9,488
Less current liabilities .....................               63            2,659
Less long-term liabilities ...................              614            1,280
                                                         ------           ------
Net assets....................................           $1,500           $5,549
                                                         ======           ======

     Lowy revenues were $15,932,000 and $48,708,000 for the nine months ended September 30, 1999 and 1998, respectively. Revenues for the nine months ended September 30, 1998 included the operations of Blue Ridge, which was sold effective August 31, 1998. The income from discontinued operations related to Lowy was as follows (in thousands):

                                         For the Quarter     For the Nine Months
                                        Ended September 30,  Ended September 30,
                                         1999      1998      1999       1998
Net income from operations of Lowy,
   net of applicable income taxes of
   $0, $430, $0 and
   $494, respectively .................   $ --     $  625      $ --     $1,838
Gain on disposal of assets of the
   Blue Ridge/Courier division less
   applicable taxes of $0 .............     --      6,600        --      6,600
                                          ------   ------      ------   ------
                                          $ --     $7,225      $ --     $8,438
                                          ======   ======      ======   ======

     Net income of Lowy is net of interest expense related to the borrowings of Lowy under the Revolving Loan Agreement for the nine months ended September 30, 1999 and 1998 of $182,000 and $360,000, respectively. The proceeds from the sale of Lowy and the remaining real estate have been and will be used to repay borrowings under the Revolving Loan Agreement.

(6) Revolving Loan Agreements. Effective February 12, 1999, the Company's lender waived an event of default arising from the Company purchasing $5,500,000 of its Senior Notes. The lender also provided consent, subject to certain conditions, for the Company to purchase an additional $4,500,000, at cost including accrued interest, of the Senior Notes. Effective May 26, 1999 the Company's lender provided an additional consent, subject to certain conditions, for the Company to purchase an additional $10,000,000, in principal amount, of the Senior Notes.

     Effective March 29, 1999, the lender exercised its option to extend the renewal date of the Revolving Loan Agreement to June 28, 2000. At September 30, 1999, the Company had total borrowing availability of approximately $41,429,000, of which $2,562,000 was used to secure letters of credit and foreign currency transactions. Additionally, $17,176,000 had been borrowed to fund the purchase of the Company's Senior Notes and fund operations, resulting in unused availability of $21,691,000.

(7) Long-term Debt. During the nine months ended September 30, 1999, the Company purchased $15,000,000 of its Senior Notes. The Company realized a gain of $186,000; net of income taxes of $6,000 and net of related deferred loan costs of $332,000, which was recognized as an extraordinary gain in the consolidated statements of operations for the period.

(8) Income Taxes. The income tax expense of $228,000 in 1999 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

(9)      Contingencies.

     Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

     EFP is subject to a lawsuit concerning the supply of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period as a result of errors made by the utility company. EFP was granted a motion for summary judgment dismissing the suit effective April 20, 1999. The utility company has appealed the motion for summary judgment and the Company will continue to aggressively defend the suit. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

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

     The results of operations of the retained stores have been included in continuing operations for the year to date period ended September 30, 1999. The Company's results of operations for the prior periods have not been restated. During the nine months ended September 30, 1999 net sales of these stores combined was $3.2 million, cost of sales was $2.3 million and the stores recorded operating income of $191,000. Total assets of the retained stores at September 30, 1999 were $551,000.

     Effective June 7, 1999, the Company sold the business and substantially all of the assets of Lowy Distribution. Upon the sale of certain real estate, the disposition of the Company's floor covering operations will be complete. The Company realized net cash proceeds of $6.2 million, which were used to reduce revolver borrowings.

Results of Continuing Operations

                Nine Months Ended September 30, 1999 Compared to
                      Nine Months Ended September 30, 1998

     Net sales increased $50.5 million or 18% to $333.6 million for the nine months ended September 30, 1999 compared to $283.1 million during 1998. The increase was due primarily to Morgan whose sales increased 29% or $44.6 million. Unit shipments at Morgan increased 25% to 26,473 units, which includes a 25% increase in commercial product shipments. Morgan's backlog at September 30, 1999 was $54.9 million compared to $55.7 million at September 30, 1998. TAG sales increased $17.3 million or 22% to $95.6 million due to improved product mix and a 15% increase in unit shipments. EFP sales decreased $1.0 million or 4% mainly due to a decrease in Styrocast and tooling products businesses of $2.1 million offset by increased shipments of packaging products principally to the electronics industry of $1.4 million. Backlog at EFP declined 18% to $3.7 million at September 30, 1999 compared to September 30, 1998. Sales at MIC Group declined $10.3 million or 46% due to the continued depressed level of spending by MIC's customers in the oilfield services business. MIC's backlog at September 30, 1999 increased 84% to $4.6 million compared to $2.5 million at June 30, 1999.

     Cost of sales rose 15% to $274.4 million for the nine months ended September 30, 1999 compared to $238.2 million, during the 1998 period. Gross profit increased 32% to $59.3 million (18% of net sales) during 1999 compared to $44.9 million (16% of net sales) for 1998. The gross profit at Morgan increased $13.7 million or 85% to $29.9 million or 15% of sales compared to 10% of sales during 1998. The increase at Morgan is due mainly to increased production volume and the resulting improved overhead absorption. TAG gross profit for the nine months ended September 30, 1999, increased $4.9 million or 28% primarily due to higher sales volume. Although partially reduced by increased material costs, TAG gross profit as a percent of sales increased to 24% during the 1999 period compared to 22% during 1998 due to increased overhead absorption on higher sales and slightly improved pricing of its products. Gross profit declined $1.1 million or 17% at EFP and $3.2 million or 67% at MIC during the nine months ended September 30, 1999 compared to 1998 on lower sales at both subsidiaries.

     Selling, general and administrative expenses increased $4.4 million or 12% to $40.4 million (12% of net sales) for the nine months ended September 30, 1999 compared to $36.0 million (13% of net sales) during 1998. The improvement in expenses as a percentage of sales was due to Morgan whose expenses increased $0.9 million despite a $44.6 million increase in sales.

     Operating income increased 110% or $10.1 million to $19.2 million (6% of net sales) for the nine months ended September 30, 1999 compared to $9.1 million (3% of net sales) in 1998. Morgan's operating income increased $12.8 million for the period. TAG's operating income increased $1.1 million while the operating income at EFP and MIC decreased $0.9 million and $2.5 million, respectively.

     Interest expense was $10.4 million for the nine months ended September 30, 1999, 13% less than the $12.0 million during the same period in 1998. Average borrowings under the revolving credit facility decreased by approximately 46% or $10.9 million during the nine months ended September 30, 1999 thereby reducing interest by approximately $0.9 million compared to 1998. The Company purchased $15.0 million of its Senior Notes during the nine months ended September 30, 1999, which, because of the difference between the interest rate on the Senior Notes compared to that of the revolving credit facility, reduced interest expense by approximately $380,000 during the 1999 period.

     The income tax expense of $228,000 in 1999 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

     The Company purchased $15.0 million of its Senior Notes in the open market during the nine months ended September 30, 1999. The Company recorded an extraordinary gain on the purchases of $186,000, net of tax of $6,000 and net of deferred loan costs of $332,000, related to the purchased Senior Notes. The Company purchased the Senior Notes as a short-term investment and the decision to hold or to sell them will depend upon future market conditions.

                Third Quarter 1999 Compared to Third Quarter 1998

     Net sales increased 13.4% to $103.9 million for the quarter ended September 30, 1999 compared to $91.6 million during the 1998 period, primarily due to a 24% or $11.7 million increase at Morgan and a 20% or $5.3 million increase at TAG. Shipments at Morgan increased 10% during the 1999 quarter compared to 1998. Morgan's third quarter unit shipments consisted mostly of commercial products during the third quarter as the consumer rental business is traditionally concentrated in the first and second quarters. Shipments at TAG increased 11% during the quarter compared to 1998. EFP sales declined 13% or $1.3 million during the 1999 third quarter compared to 1998 as increased sales of packaging products to the electronics industry during the first six months of 1999 did not continue into the third quarter. Sales decreased 50% or $3.4 million at MIC, primarily because of the decline in activity related to oil and gas exploration and production.


     Cost of sales increased 10% to $84.9 million for the quarter ended September 30, 1999 compared to $77.1 million during 1998. Gross profit was $18.9 million (18% of net sales) for the third quarter of 1999 compared to $14.5 million (16% of net sales) for 1998. Morgan's gross profit increased $4.4 million or 96%, while TAG's increased $1.5 million or 23%, however, EFP's gross profit decreased $0.7 million or 27% and MIC's decreased $0.8 million or 66%.

     Selling, general and administrative expenses increased $1.5 million to $13.6 million (13% of net sales) for the quarter ended September 30, 1999 compared to $12.1 million (also 13% of net sales) during 1998.

     Operating income from continuing operations was $5.3 million (5% of net sales) for the quarter ended September 30, 1999 compared to $2.3 million (3% of net sales) in 1998, an increase of 130%.

     Interest expense decreased 14% to $3.2 million during the quarter ended September 30, 1999 compared to $3.7 million during 1998.

Liquidity and Capital Resources

     Operating activities during the nine months ended September 30, 1999 generated cash of $11.1 million compared to $10.4 million during the same period in 1998. The improved cash from operations, during the nine months ended September 30, 1999 compared to 1998, was due to a $13.5 million improvement in net income from continuing operations, excluding certain non-cash adjustments related to the sale or closure of discontinued operations, reduced by a $12.8 million greater investment in working capital, principally accounts receivable and accounts payable. Working capital at September 30, 1999 of $18.0 million approximates that at September 30, 1998.

     During the nine months ended September 30, 1999, the Company substantially completed the disposition of its distribution businesses. During the period, the Company received proceeds of approximately $4.7 million from the sale of TAG Distribution stores and effective June 7, 1999, the Company realized net proceeds of $6.2 million from the sale of Lowy Distribution. Proceeds of $10.9 million from the sale of discontinued operations and funds from operations were used to reduce borrowings under the revolving credit facility.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At October 27, 1999, the Company had unused available borrowing capacity of $25.3 million under the terms of the Revolving Loan Agreement.

     Capital expenditures for the nine months ended September 30, 1999 of $6.7 million compared to $4.9 million during the prior year, related primarily to the maintenance of existing capacity at TAG Manufacturing and Morgan.

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

     The Company's plan to resolve the Year 2000 issue involves the following four phases: assessment, remediation, testing and implementation. Based on an assessment of continuing operations, the Company determined that it would be necessary to modify or replace significant portions of its software and certain hardware so that those systems would properly utilize dates beyond December 31, 1999 at certain of the Company's subsidiaries. The Company has remediated and tested principally all of its critical systems. The compliance process for certain non-critical systems will be completed by December 31, 1999. The Company believes that with modifications or replacements of existing software and certain hardware, the Y2K issue can be mitigated.

     The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Y2K issue that would materially impact the Company's results of operations, liquidity, or capital resources.

     The Company has and will continue to utilize both internal and external resources to reprogram or replace, test, and implement the software and operating equipment for Y2K modifications. The total cost of the Y2K project is estimated at $1.7 million and is being funded through operating cash flows. Approximately 20% of the cost is to replace equipment and the remainder is to upgrade or reprogram software. The majority of these costs are being expensed as incurred and are not expected to have a material adverse effect on the Company's results of operations or financial position. To date, the Company has incurred approximately $1.5 million related to all phases of the Y2K project.

     The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified and corrected in a timely manner, there can be no assurances that the Y2K issue will not have a material adverse effect on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers or other parties. In addition, there can be no assurances that outside third parties, including customers, suppliers, utility and government entities will be adequately prepared for all Y2K issues. Management surveyed the Y2K readiness of its major suppliers and customers and determined they should be Y2K compliant on or before December 31, 1999. The Company determined that none of its major suppliers are sole suppliers of any one product, with the exception of electrical power supplies at its various plants. Management is currently researching alternative sources of electrical power or alternative hours of operation should the lack of electrical power become an issue at a particular location. The larger subsidiaries will have personnel on hand during the weekend of January 1, 2000, to test systems before production resumes on January 3. The failure of third party suppliers to provide on-going services could have a material adverse effect on the Company's results of operations.

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


                                  J.B. POINDEXTER & CO., INC.
                                        (Registrant)


Date:    October 27, 1999         By:   S. Magee
                                  ----------------------------------------------
                                  S. Magee, Chief Financial Officer and Director

                                  By:  R.S. Whatley
                                  ----------------------------------------------
                                  R. S. Whatley, Principal Accounting Officer