Form 10-K
period 1999-12-31
POINDEXTER J B & CO INC
filed 2000-02-28
CIK 918962

--------------------------------------------------------------------------------
                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

================================================================================

          (Mark one) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------
                                       OR

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

  (State or other jurisdiction of           (I.R.S.Employer Identification No.)
   incorporation or organization)

            1100 Louisiana
              Suite 5400
            Houston, Texas                                 77002
         --------------------                             -------
(Address if principal executive offices)                 (Zip Code)


   (Registrant's telephone number, including area code) (713)655-9800

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

The number of shares outstanding of each of the registrants' classes of common stock as of February 25, 2000: 3059

Documents Incorporated by Reference:  None

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I.

Item 1.  Business

     J.B. Poindexter & Co., Inc. ("JBPCO") operates primarily manufacturing businesses. JBPCO's operating subsidiaries are Morgan Trailer Mfg Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), EFP Corporation, ("EFP") and Magnetic Instruments Corp., ("MIC Group"). The JBPCO subsidiaries also include Lowy Group, Inc., ("Lowy" or "Lowy Group"), the remaining operations, of which were sold effective June 7, 1999.

       Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John
B. Poindexter. In May 1994, the Company completed an initial public offering of $100 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering"). Concurrent with the Note Offering, the Company acquired, from John B. Poindexter and various minority interests, TAG, Lowy Group, EFP and MIC Group. During 1998, the Company's management made the strategic decision to concentrate resources on the Company's manufacturing operations. Consequently, the retail and wholesale distribution operations of TAG and Lowy Group were sold or closed down and are treated as discontinued operations for all relevant periods in the Consolidated Financial Statements of the Company. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

       The Company considers each of its operating subsidiaries as an industry segment. See Note 3 to the Consolidated Financial Statements of the Company.

Morgan

       Morgan is the nation's largest manufacturer of commercial van bodies ("van bodies") for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its 98 authorized distributors, seven manufacturing plants and six service facilities are in strategic locations to provide nationwide service to its customers, including rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania, and was acquired in 1990.

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

        Beltrami Door Company. During the year ended December 31, 1999, Morgan acquired the assets of the Beltrami Door Company, which manufactures overhead doors for use on van bodies produced by Morgan and other truck body manufacturers. Beltrami manufactures standard overhead doors constructed primarily of laminated wood; however, it has developed a door manufactured from composite material, which Morgan intends to introduce as part of its product offering.

        Some of the components of Morgan's products, such as certain patented methods for making curtained doors for vehicle bodies, are proprietary. Morgan also offers certain products manufactured by others, including those distributed by Morgan's Advanced Handling Systems Division that facilitate the loading and unloading of cargo. Morgan distributes spare parts through and offers limited service programs at some of its own facilities and through its 98 authorized distributors.

        Customers and Sales. The truck body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, "fleet/leasing customers"); and
(2) truck dealers and distributors who sell vehicles to others (collectively, "dealer/distributor customers").

        Morgan's net sales constituted 59%, 54% and 53% of the Company's total net sales in 1999, 1998 and 1997, respectively. Morgan's revenue is generated by five sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors ("Commercial Sales"); (2) sales to consumer rental companies ("Consumer Rental Sales"); (3) parts; (4) service and (5) the Advanced Handling Systems Division.

        Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local moving vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, usually in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan's business.

        Morgan's two largest customers, Ryder Truck Leasing, Inc. and Penske Truck Leasing, L.P., have, together, historically represented approximately
40-55% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years and management considers relations with each to be good. Sales to these customers represented 31%, 26% and 24% of the Company's consolidated net sales during the years 1999, 1998, and 1997, respectively.

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

        Generally, all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. Revenue is recognized and the customer is billed upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 1999 and 1998, Morgan's total backlog was approximately $70.3 million and $83.9 million, respectively. All of the products under the orders outstanding at December 31, 1999 are expected to be shipped during 2000.

        Morgan maintains an inventory of raw materials necessary to build van bodies according to customers' orders. Raw materials are acquired from a variety of sources and Morgan has not experienced significant shortages of materials in recent years. Fiberglass reinforced plywood panels, which are important components of some of Morgan's products, are acquired principally from two suppliers. The loss of either of those suppliers could disrupt Morgan's operations until a replacement source could be located. Morgan's customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to Morgan is dependent upon truck manufacturers' production schedules, which are beyond Morgan's control. Delays in chassis deliveries can disrupt Morgan's operations and can increase its working capital requirements.

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

TAG

         TAG is primarily a manufacturing operation consisting of Leer, 20th Century Fiberglass (Century) and Raider Industries Inc., (Raider). TAG also operates Midwest Truck AfterMarket (MTA), which is a wholesale distribution business and three retail stores, two of which are integral parts of certain manufacturing facilities. During 1999, the Company completed the disposition of the distribution business of TAG (TAG Distribution), which is, accordingly, treated as discontinued in the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements of the Company.

         TAG is the nation's largest manufacturer of pickup truck caps and tonneau covers and its products are marketed under the brand names Leer, Raider, LoRider and Century. Caps and tonneau covers are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. TAG's seven manufacturing plants and network of over 600 independent dealers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. TAG's net sales constituted 29% of the Company's total net sales during each of 1999, 1998 and 1997, respectively. Formed in 1971, TAG is headquartered in Elkhart, Indiana and was acquired in 1987.

         Customer and Sales. Most end users of TAG's products (purchased from dealers) are individuals. TAG's products are sold through its national network of independent dealers. TAG also sells its products in Canada and Europe. In 1999, foreign sales (primarily in Canada) represented approximately 10% of TAG's total sales or less than 3% of the Company's total net sales. During 1999, 1998 and 1997, TAG had intercompany sales of $4.6 million, $13.1 million and $13.8 million, respectively, to TAG Distribution.

         Manufacturing and Supplies. TAG designs and manufactures caps and tonneau covers in seven manufacturing facilities located in California, Indiana, Pennsylvania and Saskatchewan, Canada. TAG maintains an inventory of raw materials necessary to manufacture its products. Raw materials are obtained from a variety of sources and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG's production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company. TAG's products are typically manufactured upon receipt of an order by the dealer and, consequently, backlog at TAG represents between one and two weeks production or approximately $3 million.

         TAG has developed and recently began shipments of a tonneau cover manufactured from a polymer based product produced by the B.F. Goodrich company and marketed under the name Telene.

         Industry. Sales of caps and tonneaus tend to correspond to the level of new pickup truck sales. Cap sales are seasonal, with sales typically being higher in the spring and fall than in the summer and winter.

     Competition. The cap and tonneau cover industry is highly competitive. Competitive factors include product availability, quality and price.

EFP

         EFP molds and markets expandable foam plastics used primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and materials handling products. Management believes that EFP is the nation's third largest producer and marketer of custom-shaped, molded expandable plastics. Management believes that EFP's competitive strengths include its ability to manufacture high quality products for competitive prices while providing excellent service to its customers, including timely delivery of products. EFP's net sales made up 8%, 10% and 10% of the Company's total net sales during each of the last three years, respectively. Founded in 1954, EFP is headquartered in Elkhart, Indiana and was acquired in 1985.

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

         EFP manufactures and markets the following products:

         o Packaging and Shock Absorbing Products. EFP sells these products to manufacturers who use them to package and ship a wide assortment of industrial and consumer products, such as computers, television sets, toys, furniture, appliances and cameras. Virtually all of these products are custom-made to fit the shape of the particular product or item for which EFP's product is being manufactured. These products are manufactured from EPS and EPP, with EPP being used for more fragile products. Sales of packaging and shock absorbing products represent approximately 75% of EFP's total sales.

         o Material Handling Products. These products include reusable trays or containers that are used for transporting components to or from a customer's manufacturing facility. EFP also offers its Thin-Wall(TM) products, which are used as parts positioning trays for robotic or automatic product assembly such as camera manufacturing. Material handling products generally are produced from EPS, EPP or Copolymer.

         o Components. EFP provides materials manufactured from EPP, which are used as energy absorbing components of automobile bumpers. EFP also manufacturers a line of its Styro-Cast(R) foam foundry patterns used by foundries in the "lost foam" or evaporative casting metal casting process. During 1996, EFP began the production of door cores, with a molded-in metal frame, for use in the mobile home manufacturing industry.

     Customers  and  Sales.   EFP's   products  are  sold  to  the   automotive,
electronics, furniture, appliance and marine industries, among others. EFP has a reasonably diversified customer base.

         EFP utilizes an in-house sales force and engages independent representatives to provide supplemental sales support in the marketing of EFP's packaging and shock absorbing products. EFP also employs an engineering staff that assists customers in the production, design and testing of products. Because expanded foams are very bulky, freight costs impose geographical limitations on sales of those products. Generally, EFP considers its target market to be limited to a 300-mile radius surrounding each manufacturing facility. In certain circumstances, however, EFP has shipped its products greater distances.

         Manufacturing and Supplies. EFP manufactures its products at facilities located in Indiana, Wisconsin, Alabama, Tennessee and Texas. The Texas and Tennessee facilities manufacture products primarily for Compaq Computer Corporation and Toshiba Corporation, respectively, although EFP utilizes both facilities to manufacture products for other customers as well. EFP's business is typically not seasonal. At December 31, 1999 and 1998, EFP's backlog was $3.4 million and $2.9 million, respectively.

         As is customary in the industry, EFP purchases its raw materials from a variety of sources on a purchase order basis and not pursuant to long term supply contracts. Raw material prices fluctuate and EFP historically has been affected by price increases in the past but has not experienced significant shortages of raw materials in recent years.

         EFP is QS 9000 and ISO 9000 certified at its facility in Elkhart, Indiana and is seeking certification at its other locations. QS 9000 and ISO 9000 are an internationally recognized certifications of production practices and techniques employed in manufacturing processes. QS 9000 is a certification generally related to the automotive industry.

         Industry. Because most of EFP's products are manufactured for use by other industries, economic conditions that affect those other industries will generally affect EFP's operations. In particular, growth or a downturn in the automotive, electronics, furniture or appliance industries generally would be expected to have a corresponding effect on EFP's business, as those are the principal industries served by its packaging and shock absorbing products. Sales of EFP's products typically are not seasonal, other than a slight reduction in shipments during the latter part of December and early January.

         Competition. EFP competes with other molded, expandable plastic producers and with manufacturers of alternative packaging and handling materials, including paper, corrugated boxes and other foam products (such as soft urethane). Many of these competitors, particularly the paper companies, are large companies having greater financial resources than EFP. Certain other expandable plastic manufacturers have multiple facilities. EFP also competes with other companies in the foundry patterns market. Competitive factors include price, quality and the timely delivery of products.

MIC Group

         MIC Group is a manufacturer, caster and assembler of precision metal parts used in the worldwide oil and gas, aerospace and general industries. Formed in 1963, MIC Group is located in Brenham, Texas and was acquired in 1992. MIC Group operates an electronic assembly and testing facility in Houston, which operates under the name ElectroSpec. MIC Group's net sales made up less than 10% of the Company's net sales, during each of the last three years.

         Products. MIC Group manufactures various precision metal parts and electro-mechanical devices that are utilized primarily in a variety of oilfield applications but also in the aerospace and other industries. Most of the precision parts currently manufactured by MIC Group are utilized in connection with the exploration for oil and gas. Parts produced by MIC Group are utilized for complex functions, such as well bore logging, perforation and fracturing. Its products are also applicable to many seismic and geophysical activities.

         ElectroSpec assembles electronic printed circuit boards and instrumentation packages for the same or similar applications. Electronic assembly provides additional sales opportunities by providing turnkey value-added assemblies to its customers, who incorporate machined parts and electronics in the manufacture of their products.

         Customers. MIC Group sells its products primarily to international oilfield services and aerospace companies. MIC Group has one customer that represented approximately 39%, 37% and 24% of its total net sales during 1999, 1998 and 1997, respectively. The customer has purchased products and services from MIC Group for more than five years and management considers relations with the customer to be good.

         Manufacturing and Supplies. MIC Group manufactures its products in Brenham, Texas. ElectroSpec is located in Houston, Texas. Management believes that MIC Group's manufacturing capabilities are among the most sophisticated in the industry. It performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning and gun drilling. MIC Group also performs investment casting services. At December 31, 1999 and 1998, MIC's backlog was $6.1 million and $5.4 million, respectively.

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

         Industry. Because a significant portion of MIC Group's products are sold to large international oilfield service companies, MIC is not dependent solely on the domestic oil and gas industry. Rather, demand for equipment and services supplied by those oilfield service companies and, in turn, sales of related parts manufactured by MIC Group and ElectroSpec, are directly related to the level of worldwide oil and gas drilling activity.

         Competition. MIC Group competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration industry, aerospace and general industry. Technological know-how and production capacity are the primary competitive factors in MIC Group's industry.

Trademarks and Patents

         The Company owns rights to certain presentations of Leer's name (part of TAG), which the Company believes is valuable insofar as management believes that it is recognized as being a leading "brand name." The Company also owns rights to certain other trademarks and tradenames, including certain presentations of Morgan's name. Although these and other trademarks and tradenames used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or tradenames themselves are less important to customers than the quality of the products and services. The Company's subsidiaries, principally Morgan and EFP, hold patents on certain products and components used in the manufacturing processes.

Employees

              At February 28, 2000, the Company had approximately 3,200 full-time employees. Personnel are unionized in: EFP's Decatur, Alabama facility (covering approximately 65 persons, with a contract expiring in August 2000); and TAG's Raider Industries facility in Canada (covering approximately 170 persons, with a contract expiring in November 2000). The Company believes that relations with its employees are good.

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

        Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, Morgan's expenditures related to those sites have not been significant.

         Since the 1980s and early 1990s, products manufactured from expandable polystyrene, such as some of the products manufactured by EFP, have been criticized as being allegedly harmful to the environment. Management believes that more recent information suggests that expandable polystyrene is not as harmful to the environment as reported earlier. In the future, negative publicity relating to expandable polystyrene has had and could have an adverse effect on EFP's business, although this publicity has not had a material adverse effect on EFP's results of operations in the past.

Item 2.   Properties

         The Company owns or leases the following manufacturing, office and sales facilities as of February 25, 2000:

                                                                                           Owned
                                                                            Approximate      or          Lease
            Location                            Principal Use               Square Feet    Leased     Expiration
            --------                            -------------               -----------    ------     ----------
 Morgan:
 Ehrenberg, Arizona                        Manufacturing                      125,000     Owned             --
 Atlanta, Georgia                          Parts & service                     20,000     Leased          2004
 Rydal, Georgia                            Manufacturing                       85,000     Leased          2004
 Clackamas, Oregon                         Manufacturing                       82,000     Leased          2003
 Ephrata, Pennsylvania                     Manufacturing                       50,000     Owned             --
 Morgantown, Pennsylvania                  Manufacturing                       62,900     Leased          2000
 Morgantown, Pennsylvania                  Office & manufacturing             261,500     Owned             --
 Morgantown, Pennsylvania                  Office                              12,000     Leased          2000
 Morgantown, Pennsylvania                  Office/Warehouse                   110,000     Leased          2009
 Corsicana, Texas                          Manufacturing                       60,000     Owned             --
 Janesville, Wisconsin                     Manufacturing                       38,000     Leased          2000
 Janesville, Wisconsin                     Manufacturing                       60,000     Leased          2009
 Nuevo Leon, Mexico                        Manufacturing                       25,000     Owned             --
 Denver, Colorado                          Parts & service                     15,000     Leased          2004
 Tampa, Florida                            Parts & service                     13,500     Owned             --
 Bemidji, Minnesota                        Manufacturing                       10,000     Leased          2001
 TAG:
 Woodland, California                      Manufacturing                       92,000     Leased          2001
 Woodland, California                      Reaearch and design                 10,000     Leased          2001
 Elkhart, Indiana                          Office & research                   17,500     Owned             --
 Elkhart, Indiana                          Manufacturing                      139,000     Leased          2001
 Milton, Pennsylvania                      Manufacturing/Retail               102,000     Leased          2001
 Elkhart, Indiana                          Manufacturing                       91,900     Owned             --
 Elkhart, Indiana                          Office & manufacturing              18,400     Leased          2000
 Drinkwater, Saskatchewan, Canada          Office & manufacturing              72,000     Owned             --
 Moose Jaw, Saskatchewan, Canada           Manufacturing                       87,000     Leased          2005
 Tulsa, Oklahoma                           Warehouse                           32,500     Leased          2002
 Tyler, Texas                              Warehouse                           22,000     Leased          2001
 Clackamas, Oregon                         Retail                              10,000     Leased          2003
 Houston, Texas                            Retail                              10,000     Leased          2002
 Milton, Pennsylvania                      Retail                              10,000     Leased          2005
 EFP:
 Decatur, Alabama                          Manufacturing                      175,000     Leased          2002
 Elkhart, Indiana                          Office & manufacturing             211,600     Owned             --
 Gordonsville, Tennessee                   Manufacturing                       40,000     Leased          2001
 Lebanon, Tennessee                        Warehouse                           18,000     Leased          2002
 Marlin, Texas                             Manufacturing                       73,000     Leased          2001
 Waukesha, Wisconsin                       Manufacturing                       13,850     Leased          2000
 MIC Group:
 Brenham, Texas                            Office & manufacturing              75,500     Owned             --
 Houston, Texas                            Manufacturing                        9,600     Leased          2000


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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The registrant's common equity is privately held and not publicly traded. As of February 25, 2000, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, JBPCO paid no cash dividends.

         The Senior Note Indenture, dated as of May 23, 1994 and the Loan and Security Agreement, dated as of February 25, 2000 with Congress Financial Corporation, restricts the registrant's ability to pay dividends on its common equity.

Item 6.  Selected Financial Data

         The historical financial data presented below, for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and notes thereto. The historical financial information presented below has been restated to reflect the disposal of the Lowy Group and the distribution operations of TAG, which have been classified as discontinued in all periods presented. The financial information is not directly comparable due to the acquisitions of Century and Raider in June 1995.


                                                                                           Year Ended December 31,
                                                                             (Dollars in Millions, Except Per Share Amounts)
                                                                  1999          1998            1997             1996         1995
                                                                  ----          ----            ----             ----         ----
Operating Data:
Net sales ............................................         $  436.8       $  375.4        $  341.6        $  314.9      $ 332.7
Cost of sales ........................................            356.7          316.7           281.6           259.8        285.7
Selling, general and
   administrative expense ............................             56.0           50.0            49.5            45.5         44.5
Closed and excess facility costs .....................              --             0.3             1.4             1.0          --
Other (income) expense ...............................              --            (0.1)           (0.1)            0.1         (1.0)
                                                                 ------         -------         ------          ------       ------
Operating income ....................................              24.1            8.5             9.2             8.5          3.5
Interest expense ....................................              13.8           15.7            15.8            14.5         14.2
Income tax provision (benefit) ......................               1.5            0.7             1.0            (1.0)        (2.9)
                                                                 ------         -------         ------          ------       ------
Income (loss) before extraordinary
   loss and discontinued operations .................               8.8           (7.9)           (7.6)           (5.0)        (7.8)
Income (loss) from discontinued
   operations .......................................                --           (4.2)             --            (1.1)        (0.7)
Extraordinary gain (loss) ...........................               0.2             --              --            (0.3)          --
                                                                 ------         -------         ------          ------       ------
Net income (loss) ...................................        $      9.0       $  (12.1)        $  (7.6)       $   (6.4)      $ (8.5)
                                                                 ======        ========         =======         =======      ======

Earnings (loss) per share ...........................           $  2,942      $ (3,972)       $ (2,467)       $ (2,092)   $ (2,779)
                                                                 =======       ========        ========         =======     =======
Cash dividends per share ............................           $   --        $   --          $   --          $   --      $   --
                                                                 =======       ========        ========         =======     =======


Balance Sheet Data
    (at period end):
Working capital ......................................         $   19.0       $   14.7         $   1.9        $    1.4    $    7.1
Total assets .........................................            136.7          137.8           165.9           162.9       169.0
Total long-term obligations ..........................             88.7          104.5           105.8           103.7       105.6
Stockholder's equity (deficit) .......................         $   (8.0)      $  (17.2)        $  (4.7)       $    3.0    $    9.5

Cash Flow Data:
    Net cash provided by (used in)
       operating activities ..........................         $   12.9       $   11.7         $  (2.5)       $   10.7    $   (8.2)
    Capital expenditures .............................             (8.2)          (6.2)           (7.3)           (8.1)      (11.9)
    Net cash provided by (used in)
        investing activities .........................              4.6           10.3            (6.4)           (7.5)      (19.0)
    Net cash provided by (used in)
        financing activities .........................            (18.8)         (23.1)           (9.5)           (2.3)       19.8
    Depreciation and amortization (a).................             10.4           10.6            11.6            11.2        10.5

Other Data:

    EBITDA (b)........................................         $   34.2       $   18.0         $  20.3         $  17.6    $   10.9
    Consolidated EBITDA
           Coverage Ratio (c).........................              2.5            1.2             1.3             1.2         0.8

(a) Depreciation and amortization excludes amortization of debt issuance cost of $0.7 million, $0.9 million, $0.8 million, $0.7 million and $0.7 million in 1999, 1998, 1997, 1996 and 1995, respectively.

 (b) "EBITDA" is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization and other non-cash items as defined in the Indenture pertaining to the Senior Notes. EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance. The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company's operating cash flow and historical ability to service its indebtedness.

(c) "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA of JBPCO and its subsidiaries that guarantee the Notes, to interest expense that is used in the Indenture to limit the amount of indebtedness that the Company may incur. Certain of the Company's subsidiaries are not guarantors of the Notes, see Note 7 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

Basis of Financial Statements

         During 1999, the Company completed the disposal of the operations of Lowy Group and the distribution operations of TAG. Accordingly, the operations of Lowy and the distribution operations of TAG have been classified as discontinued operations in the Consolidated Financial Statements for all periods presented.

         The Company committed to the plan to dispose of its distribution operations during 1998 and as a result, recorded a loss from discontinued operations of $4.2 million, net of taxes in 1998. The components of this net loss are discussed further under the captions "Discontinued Operations - TAG Distribution" and "Discontinued Operations - Lowy Group" and in Note 12 to the Consolidated Financial Statements.

Overview

         The Company operates in various industries and considers each of its main operating subsidiaries a separate business segment. The businesses are dependent on various factors reflecting general economic conditions including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and the level of oil and gas exploration activity. Net sales at Morgan and TAG increased 43% and 27%, respectively over the three-year period ended December 31, 1999, as each segment experienced increased demand for its products. EFP experienced a 9% increase in sales over the three-year period despite a 5% decline in sales during 1999 compared to 1998. The MIC Group business segment experienced a significant decline in activity during 1999 as a result of the decline in the level of world-wide oil and gas exploration activity.

         The following table represents the net sales, operating income and operating margins for each business segment and on a consolidated basis.

                                                 Years Ended December 31,
                                              1999           1998         1997
                                              ----           ----         ----
                                                    (Dollars in Millions)
Net Sales:
Morgan ...............................       $  258.9        $201.1    $  181.7
TAG ..................................          126.1         110.3        98.8
EFP ..................................           36.1          38.0        33.0
MIC Group ............................           16.7          26.9        28.6
Intersegment Elimination .............           (1.0)         (0.9)       (0.5)
                                               ------        ------      ------
Consolidated .........................       $  436.8      $  375.4    $  341.6
                                               ======        ======      ======
Operating Income (Loss):
Morgan ...........................           $   21.3       $   2.8      $  8.5
TAG ..............................                4.5           3.0        (4.3)
EFP ..............................                3.3           4.0         3.0
MIC Group ........................               (0.5)          1.5         4.7
JBPCO ............................               (4.5)         (2.8)       (2.7)
                                                 -----         ----        ----
Consolidated .....................           $   24.1        $  8.5      $  9.2
                                                 =====         ====        ====
Operating Margins:
Morgan ..........................                 8%            1%           5%
TAG .............................                 4%            3%          (4)%
EFP .............................                 9%           11%           9%
MIC Group .......................                (3)%           6%          16%
Consolidated ....................                 6%            2%           3%

         Net sales include $4.6 million, $13.2 million and $13.8 million in 1999, 1998 and 1997, respectively, from intercompany sales to the distribution operations of TAG, which have been disposed of and thus classified as discontinued operations. As a result, operating income includes approximately $1.0 million, $2.9 million and $3.0 million, respectively, related to profits on these sales. Since the operating results of the distribution operations of TAG are classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying Consolidated Statement of Operations for each period presented.

         During 1998, MIC Group closed a facility and incurred charges of $0.3 million, which was included in operating income for the period. TAG Manufacturing operating income included $0.8 million of charges during the year ended December 31, 1997, associated with the closure or write-down in carrying value of certain excess facilities. During 1997, Morgan wrote down the carrying value of its facility in Mexico by $0.5 million.

Results of Continuing Operations

Consolidated Operating Results from Continuing Operations

Comparison of 1999 to 1998

          Net sales increased $61.4 million or 16% to $436.8 million for the year ended December 31, 1999 compared to $375.4 million during 1998. The increase was due primarily to Morgan whose sales increased 29% or $57.8 million. Unit shipments at Morgan increased 24% to 32,953 units, which include a 32% increase in commercial product shipments. Morgan's backlog at December 31, 1999 was $70.3 million compared to $83.9 million at December 31, 1998. TAG sales increased $15.8 million or 14% to $126.1 million due to improved product mix and a 10% increase in unit shipments. EFP sales decreased $1.9 million or 5% mainly due to a decrease in the Styrocast and tooling products businesses of $3.3 million offset by increased shipments of packaging products principally to the electronics industry of $2.2 million. Backlog at EFP increased 17% to $3.4 million at December 31, 1999 compared to December 31, 1998. Sales at MIC Group declined $10.2 million or 38% due to the depressed level of spending by MIC's customers in the oilfield services business during most of 1999. MIC's backlog at December 31, 1999 increased 14% to $6.1 million compared to $5.4 million at December 31, 1998, and increased 244% compared to June 30, 1999.

          Cost of sales rose 13% to $356.7 million for the year ended December 31, 1999 compared to $316.7 million, during the 1998 period. Gross profit increased 36% to $80.1 million (18% of net sales) during 1999 compared to $58.8 million (16% of net sales) for 1998. The gross profit at Morgan increased $20.6 million or 103% to $40.6 million or 16% of sales compared to 10% of sales during 1998. The increase at Morgan is due mainly to increased production volume and the resulting improved overhead absorption. TAG gross profit for the year ended December 31, 1999, increased $4.7 million or 19% primarily due to higher sales volume. Although partially reduced by increased material costs, TAG gross profit as a percent of sales remained 23% during the 1999 and 1998 periods. Gross profit declined $1.1 million or 13% at EFP and $2.9 million or 45% at MIC during the year ended December 31, 1999 compared to 1998 on lower sales at both subsidiaries.

          Selling, general and administrative expenses increased $6.0 million or 12% to $56.0 million (13% of net sales) for the year ended December 31, 1999 compared to $50.1 million (13% of net sales) during 1998. An improvement in expenses as a percentage of sales at Morgan whose expenses increased 12% despite a 29% increase in sales was offset by increased general and administrative expenses at TAG and increased selling expense at MIC Group.

          Operating income increased 183% or $15.6 million to $24.1 million (6% of net sales) for the year ended December 31, 1999 compared to $8.5 million (2% of net sales) in 1998. Morgan's operating income increased $18.5 million for the period. TAG's operating income increased $1.5 million while the operating income at EFP and MIC decreased $0.7 million and $2.0 million, respectively.

          Interest expense was $13.8 million for the year ended December 31, 1999, 12% less than the $15.7 million during the same period in 1998. Average borrowings under the revolving credit facility decreased by approximately 46% or $10.9 million during the year ended December 31, 1999 thereby reducing interest by approximately $1.1 million compared to 1998. The Company purchased $15.0 million of its Senior Notes during the year ended December 31, 1999, which, because of the difference between the interest rate on the Senior Notes compared to that of the revolving credit facility, reduced interest expense by approximately $520,000 during the 1999 period.

         The income tax expense of $1.5 million in 1999 is primarily state income tax and differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

         The Company recorded an extraordinary gain of $198,000, net of deferred loan costs of $332,000, related to the purchase of $15.0 million of its Senior Notes. The Company purchased the Senior Notes as an investment and the decision to hold or to sell them will depend upon future market conditions.

Comparison of 1998 to 1997

         Net sales increased 10% to $375.4 million in 1998 compared to $341.6 million in 1997. The increase was due primarily to Morgan, whose sales increased 11% or $19.4 million. Shipments of van body units increased 13% to 26,600 units in 1998 compared to 23,600 units during 1997. Backlog at December 31, 1998 was $83.4 million compared to $55.2 million at the end of 1997. The increase in backlog reflected continued demand for Morgan products. Approximately $13.2 million of backlog at December 31, 1998 was a result of delayed chassis deliveries. EFP and TAG recorded sales increases of 15% or $5.0 million and 12% or $11.4 million, respectively. TAG net sales of $110.3 million in 1998 and $98.9 million in 1997 included intercompany sales to TAG Distribution of $13.2 million in 1998 compared to $13.8 million in 1997. TAG's net third party sales increased 6% to $86.7 million during 1998 compared to $81.7 million during 1997 as shipments of caps and tonneaus increased to 175,000 units during 1998 compared to 162,000 units in 1997. The increase in units shipped was primarily due to improved quality, more favorable product mix and product pricing. Sales decreased 6% or $1.7 million at MIC Group. The decrease was attributable to reduced demand for MIC's products and services caused by lower levels of activity in the energy exploration and production business.

         Cost of sales increased 12% to $316.7 million in 1998 from $281.6 million in 1997. Gross profits decreased 2% to $58.7 million (16% of net sales) in 1998 compared to $60.1 million (18% of net sales) in 1997. The decrease in gross profits was due primarily to Morgan and MIC Group, whose gross profits decreased 22% or $5.6 million and 34% or $2.7 million, respectively, partially offset by increases at EFP of 22% or $1.5 million and at TAG of 28% or $5.5 million. The decrease in gross profits at Morgan was the result of increased material and overhead costs and less favorable pricing on certain products during 1998. The increase at TAG was due to reduced warranty and material costs as a result of improved quality at the Leer operations.

         Selling, general and administrative expense increased 1% to $50.1 million (13% of net sales) in 1998 compared to $49.6 million (15% of net sales) in 1997. The decrease as a percent of sales was due primarily to a 4% or $1.0 million decrease at TAG as a result of a decrease in corporate overhead costs.

         Operating income decreased 8% to $8.5 million in 1998 compared to $9.2 million in 1997. TAG's operating income increased $7.3 million to $3.0 million in 1998 compared to an operating loss of $4.3 million in 1997 and EFP's operating income increased 31% or $1.0 million. Operating income decreased 67% or $5.8 million at Morgan and 67% or $3.2 million at MIC Group.

         Interest expense decreased 1% to $15.7 million in 1998 compared to $15.8 million in 1997 and weighted average total debt decreased approximately 5% to $132.0 million during 1998 compared to $139.0 million during 1997.

         The Company recorded an income tax expense of $0.7 million for the year ended December 31, 1998 compared to a $1.0 million expense during 1997. The income tax expense of $0.7 million in 1998 represents state and foreign income taxes payable. The Company's income tax provision differs from the federal statutory rate principally due to a $3.6 million increase in the deferred tax valuation allowance relating to net operating losses that may not be realizable. See Note 9 of Notes to the Consolidated Financial Statements.

Discontinued Operations - TAG Distribution

         As a result of continued losses from TAG Distribution, on April 2, 1998, management committed to a formal plan to dispose of TAG Distribution. Accordingly, the results of operations of TAG Distribution have been classified as discontinued operations in the accompanying financial statements for all periods presented. The plan of disposal was completed during 1999. In addition, the net assets and liabilities of TAG Distribution, which were disposed of, have been segregated within the 1998 consolidated balance sheet as "net assets of discontinued operations."

         As a result of this plan, in 1998 the Company recorded a loss on TAG Distribution's discontinued operations of $12.8 million, net of applicable taxes. This net loss was composed of $1.3 million related to losses on operations prior to April 2, 1998 and $11.5 million related to the estimated loss on disposal, each net of applicable taxes. The loss on disposal included losses of $4.9 million for operations from April 2, 1998 through the disposal date and $6.6 million for the excess of the carrying value of assets over estimated net realized value, each net of applicable taxes. Total proceeds of $4.6 million realized in 1999 from the disposal of the business and assets were used to repay borrowings under the Revolving Loan Agreement.

Discontinued Operations - Lowy Group

         The operations of Lowy Group have been classified as discontinued in the Consolidated Financial Statements for all periods presented. The net assets and liabilities of Lowy Group have been segregated within the 1998 consolidated balance sheet as "net assets of discontinued operations." The Company completed the disposal of Lowy Group which comprised its floor covering segment during 1999 with the sale of the operations and principally all of the assets of Lowy Distribution. The Company realized net proceeds of approximately $7.8 million and recorded a gain of approximately $57,000 during the year ended December 31, 1999. The proceeds were used to pay down borrowings under the Revolving Loan Agreement. The sale of the Blue Ridge/Courier division of Lowy was completed and effective on August 31, 1998, resulting in a gain of $6.5 million, proceeds of $15.8 million were used to pay down borrowings during 1998.

Liquidity and Capital Resources

         During 1999, net cash provided by operations was $12.9 million compared to $11.7 million during 1998. Overall changes in working capital used cash of $7.0 million during 1999 primarily due to an increase in working capital at Morgan of $6.9 million in response to a 29% or $57.8 million increase in sales. The cash provided by operations and proceeds from the sale of discontinued operations of $13.2 million were used to repurchase $15.0 million of the Company's Senior Notes, to pay down revolver borrowings by $3.1 million and to fund capital expenditures of $8.2 million.

         At February 11, 2000, the Company had unused available borrowing capacity of $23.7 million under the terms of the Revolving Loan Agreement. The Company's ability to borrow under its Revolving Loan Agreement depends on the amount of eligible collateral, which is dependent on certain advance rates applied to the value of accounts receivables and inventory. At December 31, 1999, the Company had total borrowing capacity of $42.4 million, of which, $2.9 million was used to secure letters of credit and foreign exchange accommodations. At December 31, 1999, the Company had unused available borrowing capacity of approximately $25.0 million.

         On February 25, 2000, the Revolving Loan Agreement was renewed for an additional three years to March 31, 2003 effective March 1, 2000.

        The Company's Welshman Industries subsidiary (part of TAG), which is a non-guarantor subsidiary under the terms of the bond indenture, concurrently with the acquisition of substantially all the assets of MTA, entered into a three-year revolving credit agreement with the Company's revolving credit lender. The agreement provided for borrowings of up to the lesser of $5.0 million or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of Welshman. At December 31, 1999, Welshman had total borrowings of approximately $0.8 million under the revolving credit agreement.

         As discussed in Notes 6 and 7 to the Consolidated Financial Statements, the Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends and restrict certain corporate activities.

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

Management Changes

     During 1999, the Company appointed Peter K. Hunt President and Chief Operating Officer. Previously Mr. Hunt served as president of Morgan. The Company elected Kurt Kamm to its Board of Directors.

Year 2000

         The Year 2000 (Y2K) issue was the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in system failure or miscalculations resulting in disruptions to operations.

         In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.1 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, internal systems or the products and services of third parties. The Company will continue to monitor its computer applications and those of its suppliers and vendors through the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Other Matters

         The Company is significantly leveraged and had an $8.2 million stockholder's deficit at December 31, 1999 compared to $17.2 million at December 31, 1998. Through its floating rate debt, the Company is subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company places significant reliance on a relatively small number of customers, with two customers accounting for 31% of 1999 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

         The Company had net operating loss carryforwards of approximately $25.9 million for U.S. federal income tax purposes at December 31, 1999, which, if not utilized, will begin to expire in 2004. The Company had a valuation allowance of $2.2 million and $5.0 million as of December 31, 1999 and 1998, respectively, against the net operating loss carryforwards. During 1999, the Company realized tax benefits of $2.9 million from utilizing net operating loss carryforwards for which deferred tax valuation allowances had been previously established. The Company's estimate of projected taxable income for 2000 indicates that the valuation allowance will be eliminated in 2000, however, the Company's cumulative pretax losses over the prior three years limits its ability to reduce the valuation allowance at December 31, 1999 based on estimates of future taxable income. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance and has assumed approximately $7.5 million of benefits attributable to such tax planning strategies. In the event the Company were to determine, in the future, that it would not be able to utilize its deferred tax asset, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

         Inflation historically has not materially affected the Company's business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures.

The Company believes that, generally, it has been able to increase its selling prices to offset increases in costs due to inflation.

        Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, the Company's expenditures related to those sites have not been significant.

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

         Although all of the Subsidiaries have reviewed the benefits of the adoption of ISO 9000 or QS 9000, internationally recognized certifications regarding production practices and techniques employed in manufacturing processes, Morgan at its largest plant and headquarters in Morgantown, Pennsylvania, MIC Group and EFP at its facilities in Indiana, have obtained certification. The implementation of this standard is in recognition of the international nature of a number of MIC Group's customers as well as being reflective of the high precision nature of the services of both companies. The Raider division of TAG has plans to implement the standard and EFP, at its other locations, within the next two years. The Company believes that, except for Morgan, MIC Group and EFP, none of the customers of the Company have requested or expect the adoption by the Company of ISO 9000 or QS 9000.

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

Interest Rates

         Variable-Rate Debt. As of December 31, 1999, the Company had approximately $15.3 million outstanding under its asset-based, revolving credit facilities. The interest rates on the revolving credit facilities are based upon a spread above either the Prime Interest Rate or London Interbank Overnight Rate (LIBOR), which rates that are used are determined at the Company's option. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the $15.3 million outstanding under the revolving credit facilities at December 31, 1999, a 1.0% change in the interest rate (from the December 31, 1999 rate) would have caused a change in interest expense of approximately $0.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

         Fixed-Rate Debt. As of December 31, 1999, the Company had $85.0 million of 12 1/2% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $81.6 million based upon their publicly traded value at that date. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $2.8 million as of December 31, 1999.

Foreign Currency

         Raider Industries, a division of TAG, has two manufacturing plants in Canada, which generated revenues of approximately $18.2 million during the year ended December 31, 1999. The functional currency of Raider Industries is the local currency (Canadian Dollar). Management does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations, however, the majority of goods manufactured in Canada are imported and sold to customers in the United States. Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing Raider Industries' gross margin, assuming that the United States sales price remains unchanged.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

         Forward-looking statements in this report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation, the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:.................................            Page
                                                                          -----
Report of Independent Auditors.................................             22
Consolidated Balance Sheets as of December 31, 1999 and 1998...             23
Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997......................             24
Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997.......................            25
Consolidated Statements of Stockholder's Equity (Deficit) for the years
         Ended December 31, 1999, 1998 and 1997.................            26
Notes to Consolidated Financial Statements......................            27

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                         ERNST & YOUNG LLP

Houston, Texas
February 25, 2000

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                  December 31,
                                                                 1999      1998
                                                                ------    ------
Current assets

     Restricted cash .......................................  $    997  $  2,194
     Accounts receivable, net of allowance for doubtful
                accounts of $1,121 and $731, respectively ..    33,114    26,849
     Inventories, net ......................................    37,774    32,514
     Deferred income taxes .................................     2,307     3,071
     Prepaid expenses and other ............................       829       580
                                                              --------  --------
              Total current assets .........................    75,021    65,208
Property, plant and equipment, net .........................    37,332    38,326
Net assets of discontinued operations ......................      --       9,049
Goodwill, net ..............................................    14,711    14,517
Deferred income taxes ......................................     5,229     4,465
Other assets ...............................................     4,418     6,235
                                                              --------  --------
Total assets ...............................................  $136,711  $137,800
                                                              ========  ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

     Current portion of long-term debt .................  $     576   $   1,228
     Borrowings under the revolving credit facilities ..     15,286      18,433
     Accounts payable ..................................     21,792      18,178
     Accrued compensation and benefits .................      9,388       4,674
     Accrued income taxes ..............................        910         483
     Other accrued liabilities .........................      8,031       7,552
                                                          ---------   ---------
              Total current liabilities ................     55,983      50,548
                                                          ---------   ---------
Noncurrent liabilities
     Long-term debt, less current portion ..............     85,404     100,977
     Employee benefit obligations and other ............      3,347       3,474
                                                          ---------   ---------
              Total noncurrent liabilities .............     88,751     104,451
                                                          ---------   ---------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in capital ..................     16,486      16,486
     Cumulative other elements of comprehensive income .       (316)       (491)
     Accumulated deficit ...............................    (24,193)    (33,194)
                                                          ---------   ---------
Total stockholder's deficit ............................     (8,023)    (17,199)
                                                          ---------   ---------
Total liabilities and stockholder's deficit ............  $ 136,711   $ 137,800
                                                          =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)

                                                    Year Ended December 31,

                                                  1999       1998         1997
                                                  ----       ----         ----
Net sales ...................................  $ 436,787  $ 375,405   $ 341,632
Cost of sales ...............................    356,707    316,657     281,579
                                               ---------  ---------   ---------
Gross profit ................................     80,080     58,748      60,053
Selling, general and administrative expense .     56,025     50,054      49,550
Closed and excess facility costs ............       --          335       1,364
Other income, net ...........................       --         (136)        (83)
                                               ---------  ---------   ---------
Operating income ............................     24,055      8,495       9,222
Interest expense ............................     13,822     15,695      15,827
                                                 ---------  ---------   --------
Income (loss) from continuing operations before
     income taxes and extraordinary gain ....     10,233     (7,200)     (6,605)
Income tax provision ........................      1,487        744         947
                                               ---------  ---------   ---------
Income (loss) from continuing operations before
    extraordinary gain ......................      8,746     (7,944)     (7,552)
Income (loss) from discontinued operations,
        net of applicable taxes .............         57     (4,209)          6
Extraordinary gain on purchase of senior notes,
         net of income tax expense of $0 ....        198       --          --
                                               ---------  ---------   ---------
Net income (loss) ...........................  $   9,001  $ (12,153)  $  (7,546)
                                               =========  =========   =========

Basic and diluted income (loss) per share:
Income (loss) from continuing operations before
     extraordinary gain .......................  $ 2,859    $(2,596)    $(2,467)
Income (loss) from discontinued operations,
     net of applicable taxes ..................       19     (1,376)       --
Extraordinary gain on purchase of senior
     notes, net of applicable taxes ...........       64       --          --
                                                 -------    -------     -------
Net income (loss) .............................  $ 2,942    $(3,972)    $(2,467)
                                                 =======    =======     =======

Weighted average shares outstanding ...........    3,059      3,059       3,059
                                                 =======    =======     =======









  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                       Year Ended December 31,

                                                                               1999           1998             1997
                                                                               ----           ----             ----

Net income (loss) ...................................................       $  9,001        $(12,153)       $ (7,546)
Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
  Depreciation and amortization .....................................         11,080          11,535          12,382
  Provision for write-down of assets of
       discontinued operations ......................................             --           5,505            --
  (Gain) loss on sale of discontinued operations ....................            (57)         (6,529)           --
  Extraordinary gain on purchase of senior notes,
      net of tax ....................................................           (198)             --            --
  Closed and excess facility costs ..................................             --              47           1,834
  (Gain) loss on sale of facilities and equipment ...................             64              23          (2,545)
  Deferred federal income tax provision .............................             --              --             226
  Other .............................................................            (38)           (801)            347
Increase  (decrease)  in  assets  and liabilities  net
        of  the  effect  of acquisitions:

     Accounts receivable..............................................        (5,991)          2,093          (4,903)
     Inventories......................................................        (3,810)          1,206          (1,077)
     Prepaid expenses and other.......................................           (97)            -               485
     Accounts payable.................................................         3,823           7,765            (151)
     Accrued income taxes.............................................           247             297            (378)
     Other accrued liabilities........................................        (1,125)          2,757          (1,189)
                                                                           ----------       ---------        --------
         Net cash provided by (used in)
                operating activities.................................         12,899          11,745          (2,515)
                                                                           ----------       ---------        --------
   Cash flows provided by (used in) investing activities:
     Purchase of businesses, net of cash acquired.....................          (368)           -             (2,700)
     Proceeds from disposition of business, facilities
         and equipment................................................        13,210          16,164           3,674
     Acquisition of property, plant and equipment.....................        (8,195)         (6,226)         (7,262)
     Other    ........................................................            25             397            (145)
                                                                           ---------        ----------       --------
         Net cash provided by (used in) investing activities..........         4,672          10,335          (6,433)
                                                                           ---------        ----------       --------
   Cash flows provided by (used in) financing activities:
     Net (payments) proceeds of revolving lines of
         credit and short term debt...................................        (3,147)        (21,758)         11,037
     Payments of long-term debt and capital leases....................       (15,621)         (1,319)         (1,298)
     Debt issuance costs..............................................          -                -              (207)
                                                                           ----------        ---------       --------
         Net cash provided (used in) financing activities.............       (18,768)        (23,077)          9,532
                                                                           ----------        ---------       --------
              Increase (decrease) in restricted cash..................        (1,197)           (997)            584
   Restricted cash beginning of period................................         2,194           3,191           2,607
                                                                          ----------         --------        --------
   Restricted cash end of period......................................    $      997         $ 2,194         $ 3,191
                                                                          ==========         ========        ========
   Supplemental information:
     Cash paid for income taxes.......................................     $   1,191         $   633         $ 1,526
                                                                           =========         ========        ========
     Cash paid for interest cost......................................     $  13,241         $15,615         $15,029
                                                                           =========         ========        ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 1997,
                      1998 and 1999 (Dollars in thousands,
                              except share amounts)

                                                                                                 Cumulative
                                             Shares of        Common            Retained       Other Elements
                                              Common          Stock and         Earnings       of Comprehensive
                                               Stock        Paid-in Capital     (Deficit)           Income              Total

December 31, 1996........................       3,059          $ 16,486          $(13,495)         $      39          $   3,030
                                              -------          --------          ---------         ---------          ---------
     Net loss   .........................        -                -                (7,546)              -                (7,546)
     Translation adjustment..............        -                -                  -                  (225)              (225)
                                                                                                                    ------------
     Comprehensive loss..................        -                -                  -                  -                (7,771)
                                          -----------     -------------     -------------         ----------         -----------
December 31, 1997........................       3,059            16,486           (21,041)              (186)            (4,741)
                                                                                                                     -----------
     Net loss   .........................        -                -               (12,153)              -               (12,153)
     Translation adjustment..............        -                -                 -                   (305)              (305)
                                                                                                                    ------------
     Comprehensive loss..................        -                -                 -                    -              (12,458)
                                           ----------     -------------    --------------         ----------          ----------
December 31, 1998........................       3,059            16,486           (33,194)              (491)           (17,199)
     Net income..........................        -                -                 9,001                -                9,001
     Translation adjustment..............        -                -                -                     175                175
                                                                                                                    -----------
     Comprehensive income................        -                -                -                     -                9,176
                                           ----------     -------------    --------------         ----------         ----------
December 31, 1999........................       3,059           $16,486          $(24,193)            $ (316)         $  (8,023)
                                               ======           =======          =========            =======         ==========


















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Organization & Business:

     J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and together with JBPCO, the "Company") operate primarily manufacturing businesses primarily in North America. JBPCO and the Subsidiaries are controlled by John B. Poindexter.

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

       TAG includes Leer, which was acquired on August 14, 1987, 20th Century Fiberglass (Century), which was acquired June 29, 1995, and Raider Industries Inc. (Raider), a Saskatchewan, Canada corporation that acquired the cap manufacturing businesses of Raider and LoRider on June 30, 1995. TAG also includes Welshman Industries, Inc., which does business as Midwest Truck AfterMarket (MTA) which was acquired October 31, 1997.

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

2. Summary of Significant Accounting Policies:

       Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated in consolidation.

       Restricted Cash. At December 31, 1999 and 1998, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 6).

       Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $1,121,000 and $731,000 at December 31, 1999 and 1998, respectively. During the years ended December 31, 1999, 1998 and 1997, the Company charged to expense, $487,000, $259,000, and $696,000, respectively, as a provision for doubtful accounts and deducted from the allowance $97,000, $954,000 and $694,000, respectively, for write-offs of bad debts.

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

       Warranty. Morgan provides product warranties for periods up to seven years. TAG provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience.

        Advertising Expense. The Company expenses advertising costs as incurred. During the years ended December 31, 1999, 1998 and 1997, advertising expense was approximately $2,031,000, $1,136,000 and $1,030,000, respectively.

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

       Revenue Recognition. Revenue is recognized upon shipment of the product to customers, except for Morgan where revenue is recognized and the customer is billed upon final body assembly and quality inspection. Adjustments to arrive at net sales include allowances for discounts and returns.

       Earnings per Share. Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. No common stock equivalents exist.

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

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137,
Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

3.  Segment Data:

       The Company operates and manages its subsidiaries individually and considers each subsidiary a separate business segment. The Company evaluates performance and allocates resources based on the operating income of each subsidiary. The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies. For a description of each business segment, see Note 1. The following is a summary of the business segment data for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

Net Sales                                 1999            1998             1997
                                        ----------     ----------       -------
Morgan ............................     $ 258,887      $ 201,126      $ 181,652
TAG ...............................       126,143        110,306         98,921
EFP ...............................        36,080         37,986         32,954
MIC Group .........................        16,685         26,858         28,562
Inter Segment Eliminations ........        (1,008)          (871)          (457)
                                         ---------      ---------      ---------
Net Sales .........................      $436,787       $375,405       $341,632
                                         =========      =========      =========

Operating Income (Loss)

Morgan .........................        $  21,269       $  2,781       $  8,531
TAG ............................            4,474          2,982         (4,289)
EFP ............................            3,321          3,971          3,031
MIC Group ......................             (544)         1,542          4,732
JBPCO (Corporate) ..............           (4,465)        (2,781)        (2,783)
                                          --------       --------       --------
Operating Income ...............        $  24,055       $  8,495        $ 9,222
                                          ========       ========       ========

Depreciation and Amortization Expense

Morgan ..........................       $   2,589       $  2,326        $ 2,424
TAG .............................           4,958          4,504          4,372
EFP .............................           1,683          1,684          1,853
MIC Group .......................             858            944          1,230
JBPCO (Corporate) ...............             741          1,039            945
Discontinued operations .........             251          1,038          1,558
                                          -------         ------          ------
Depreciation and Amortization Expense    $ 11,080        $11,535        $12,382
                                          =======         =======        =======

Total Assets                                      1999        1998        1997
                                                 -------     -------     -------
Morgan .....................................     $70,711     $60,454     $65,205
TAG ........................................      41,996      38,284      41,012
EFP ........................................      13,604      16,233      14,253
MIC Group ..................................       8,493       9,078      10,500
JBPCO (Corporate) ..........................       1,907       4,702       7,271
Net assets of discontinued operations ......        --         9,049      27,651
                                                 -------     -------     -------
Identifiable Assets ........................    $136,711    $137,800    $165,892
                                                ========    ========    ========

Capital Expenditures

Morgan .....................................      $2,618      $2,646      $3,071
TAG ........................................       3,403       1,824       2,670
EFP ........................................       1,786         510         478
MIC Group ..................................         401         392         750
JBPCO (Corporate) ..........................          67          27         101
Discontinued operations ....................          10         827         192
                                                  ------      ------      ------
Capital Expenditures .......................      $8,285      $6,226      $7,262
                                                  ======      ======      ======


      Net sales include  $4,556,000,  $13,149,000  and $13,816,000 in 1999, 1998
and 1997, respectively, from intercompany sales to the distribution operations of TAG, which have been classified as discontinued operations. As a result, operating income included approximately $989,000, $2,920,000 and $2,965,000, respectively, related to profits on these sales. Since the TAG Distribution's results of operations are classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying consolidated statement of operations for each period presented.

      During 1998, MIC Group closed its Houston machining facility and incurred charges of $335,000, which was included in operating income for the period, of these charges $47,000 was non-cash expense related to the write-down of assets. TAG's operating income included $805,000 of charges, during the year ended December 31, 1997 associated with the closure or write-down in carrying value of certain excess facilities. During 1997, Morgan wrote down the carrying value of its facility in Mexico by $559,000, which was included in operating income as part of Closed and Excess Facility Costs for the period.

        Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 53%, 49% and 49% of Morgan's net sales during 1999, 1998 and 1997, respectively. EFP has three customers in the electronics industry that accounted for approximately 26%, 37% and 28% of EFP's net sales in 1999, 1998 and 1997, respectively. MIC Group has an industry concentration, pertaining to international oil field service companies, with one customer in 1999 and 1998 and three customers in 1997 that accounted for approximately 51%, 57% and 53% of MIC Group's net sales, respectively.

     The Company's operations are located principally in the United States. However, Raider Industries, Inc., a subsidiary of TAG, is located in Canada and

Acero-Tec, S.A. de C.V., a subsidiary of Morgan, is located in Mexico. The following information pertains to these foreign subsidiaries as of December 31 (dollars in thousands):

                                                  1999             1998
                                                  ----             ----

   Long lived assets................             $5,087           $5,296
                                                 ======           ======

         Consolidated net sales include $12,521,000, $11,118,000 and $11,084,000 in 1999, 1998 and 1997, respectively, for sales to customers outside the United States.

4.  Inventories:

   Consolidated net inventories consist of the following (dollars in thousands):

                                                             December 31,
                                                        1999              1998
                                                      ----------       ---------
Raw Materials ............................            $24,990            $19,549
Work in Process ..........................              5,296              4,296
Finished Goods ...........................              7,488              8,669
                                                      -------            -------
 Total Inventory .........................            $37,774            $32,514
                                                      =======            =======

        Inventories are stated net of an allowance for shrinkage, excess and obsolete inventory of $2,484,000 and $1,265,000 at December 31, 1999 and 1998, respectively. During the years ended December 31, 1999, 1998 and 1997, the Company charged to expense $1,926,000, $1,196,000 and $923,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $707,000, $783,000 and $1,635,000, respectively, for write-offs of excess and obsolete inventory.

5.       Long Lived Assets

        Property, plant and equipment, as of December 31, 1999 and 1998, consisted of the following (dollars in thousands):

                                      Range of Useful Lives  1999         1998
                                      --------------------- -------       -----
Land ....................................       --         $ 3,421      $ 3,598
Buildings and improvements ..............       5-25        19,326       19,330
Machinery and equipment .................       3-10        56,092       51,576
Furniture and fixtures ..................       2-10        10,406        8,675
Transportation equipment ................       2-10         3,185        3,337
Leasehold improvements ..................       3-10         3,634        4,066
Construction in progress ................       --           2,409        2,541
                                                           -------       -------
                                                            98,473       93,123
Accumulated depreciation and amortization                  (61,141)     (54,797)
                                                          ---------     --------
Property, plant and equipment, net.......                $  37,332     $ 38,326
                                                          =========     ========

        Depreciation expense was $8,625,000, $8,215,000 and $8,620,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

        Other assets and goodwill as of December 31, 1999 and 1998, consist of the following (dollars in thousands):

                                                             1999                               1998
                                                -------------------------------        ---------------------

                                Amortization       Accumulated         Net Book       Accumulated    Net Book
                                    Period         Amortization          Value        Amortization     Value

Other Assets:
  Cash surrender value of
    life insurance............          -            $     -            $  1,969      $    -        $  2,146
  Agreements not-to-compete            3-6              1,777                400         1,337           840
  Debt issuance costs and other        3-10             3,476              2,049         3,075         3,249
                                                     ---------          --------       -------      --------
Total.........................                       $  5,253           $  4,418        $4,412      $  6,235
                                                     =========          ========       =======      ========
Goodwill......................        25-40          $  8,967            $14,711        $7,937       $14,517
                                                     =========          ========       =======      ========

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

6.         Revolving Credit Agreements:

        Amounts outstanding under the Revolving Credit Agreement as of December 31, 1999 and 1998 were (in thousands):

                                                              1999         1998
                                                              ----         ----
Revolving loan due March 31, 2003
(Weighted average interest rate of 8.5%) .............      $14,485      $16,813
Revolving loan due October 2000
(Weighted average interest rate of 9.8%) .............          801        1,620
                                                            -------      -------
Total ................................................      $15,286      $18,433
                                                            =======      =======

        On June 28, 1996, the Company entered into a three-year senior secured revolving loan agreement (Revolving Loan Agreement) providing for borrowing by its Subsidiaries of up to $50,000,000, which was subsequently increased to $55,000,000, effective May 13, 1998. Effective March 29, 1999, the lender exercised its option to extend the renewal date of the agreement to June 2000. On February 25, 2000, the Revolving Loan Agreement was renewed for an additional three years on improved terms compared to the expiring agreement, effective March 1, 2000.

        The Revolving Loan Agreement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $55,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates vary by subsidiary and range between 75% and 85% for receivables and between 40% and 60% for inventory. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 6.5% at December 31, 1999) or U.S. prime rate (8.50% at December 31, 1999). Interest is payable monthly including a fee of one-half of one percent on a portion of unused borrowing availability. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 1999, the Company had total borrowings of $14,485,000, and letters of credit of $2,910,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 1999, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $24,986,000.

         The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Accordingly, balances outstanding under the Revolving Loan Agreement are classified as current liabilities. The Revolving Loan Agreement also contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1999, the Company was in compliance with all covenants of the Revolving Loan Agreement. At December 31, 1999, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement. During the year ended December 31, 1999, the Company obtained a waiver from the lender permitting the Company to repurchase up to $15,000,000 of its 12 1/2% Senior notes (See Note 7), subject to certain conditions.

         Welshman Industries is a non-guarantor of the Company's Senior Notes (See Note 7) and is not a Subsidiary Guarantor under the terms of the Company's Revolving Loan Agreement. Concurrent with the acquisition of substantially all the assets of MTA, Welshman Industries entered into a three-year revolving credit agreement providing for borrowings of up to the lesser of $5,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories due October 27, 2000. At December 31, 1999, Welshman Industries had total borrowings of $801,000, and unused available borrowing capacity totaling approximately $378,000.

7.       Long-term debt and Note Offering:

        Long-term debt as of December 31, 1999 and 1998 consists of the following (Dollars in the table in thousands):

                                                          1999            1998

JBPCO:

12 1/2% Senior Notes due 2004 ..................        $ 85,000        $100,000
                                                        --------        --------

TAG:

Note payable, due November 1, 2002, quarterly
   principal payments of $27,643 plus
   interest at 9% ..............................             307             500
Note payable, due June 15, 2000, monthly principal
   payments of $26,666 plus interest at U.S.
   prime, (8.5% at December 31, 1999) ..........             160             480
Obligations under various non-compete agreements             507             929
Obligations under capital leases ...............               6              82
                                                            ----           -----
                                                             980           1,991
                                                            ----           -----

EFP:

Various equipment notes, due in monthly or annual installments, interest from 8.12% to 10%, with maturities from May 1997 to

September 1999, each collateralized by specific
        assets ...................................            -              214
                                                           ------       --------
Total long-term debt                                       85,980        102,205
 Less current portion                                         576          1,228
                                                         --------       --------
Long-term debt, less current portion .............       $ 85,404       $100,977
                                                         ========       ========

        The Senior Notes Indenture contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 1999, the Company was in compliance with all covenants of the Senior Notes Indenture. Under the terms of the Senior Notes Indenture, proceeds in excess of $2,000,000 from the sale of assets, including the stock of the Company's subsidiaries, are required to be used to repay borrowings under the Revolving Loan Agreement. Proceeds in excess of amounts outstanding under the Revolving Loan Agreement may be re-invested in assets of the Company within one year of the asset sale. At December 31, 1999, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

        The Company's obligations under the Senior Notes are guaranteed by all significant directly wholly owned subsidiaries of JBPCO (the "Subsidiary Guarantors"). Each guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged substantially all of their assets. Separate financial statements of the Subsidiary Guarantors are not included because (a) all the Subsidiary Guarantors provide the Guarantees, and (b) the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis.

        The Company's non-guarantor subsidiaries are Beltrami Door Company acquired September 1999 (See Note 13), Welshman Industries (acquired by TAG in December 1994 and including MTA acquired in October 1997) and Acero-Tec, S.A. de C.V. (Morgan's Mexico subsidiary). The Company believes that separate financial statements or other disclosures of the guarantors and non-guarantors are not material to the investors. Beltrami, Welshman Industries and Acero-Tec, S.A. de C.V. had total assets of approximately $6,034,000 at December 31, 1999, and the results of operations and cash flows were not significant during the three years then ended. The Company intends to designate the non-guarantor, unrestricted subsidiaries as guarantor, restricted subsidiaries during the first quarter of 2000.

        The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 1999 to be $81,600,000 based on their publicly traded value at that date compared to a recorded amount of $85,000,000 as of December 31, 1999.

        During the year ended December 31, 1999, the Company purchased $15,000,000 of its 2004 12 1/2% Senior Notes for an aggregate purchase price of approximately $14,470,000. The Company recorded an extraordinary gain on the purchase of the Senior Notes of approximately $198,000, net of related deferred loan costs of $332,000. The Company's decision to purchase and hold the Senior Notes or to sell the Senior Notes is dependent upon the interest rate arbitrage between the Senior Notes and borrowings under the Revolving Loan Agreement and market conditions. The purchases were made in the open market and the company does not intend to cancel or redeem the Senior Notes and may re-sell the Senior Notes in the open market at a future date.

     Maturities. Aggregate principal payments on long-term debt for the next five years subsequent to December 31, 1999, are as follows (dollars in thousands):

2000........................................................  $     576
2001........................................................        189
2002........................................................        215
2003........................................................         -
2004........................................................     85,000
2005........................................................         -
                                                              ---------
                                                                $85,980

8.       Operating Leases:

         The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 1999 are as follows (dollars in thousands):

2000........................................................   $  7,295
2001........................................................      6,362
2002........................................................      4,688
2003........................................................      3,214
2004........................................................      2,526
                                                               ---------
                                                                $24,085

         Total rental expense included in continuing operations under all operating leases was $7,358,000, $9,230,000 and $5,599,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.       Income Taxes:

         The income tax provision (benefit) consists of the following for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands):

                                                 1999        1998         1997
                                                 ----        ----         ----
Current:
 Federal...................................  $     192   $     -      $    -
 State.....................................      1,122        248         721
 Foreign...................................        173        496          -

Deferred:
 Federal...................................         -          -          525
 State.....................................         -          -         (299)
 Foreign...................................         -          -           -
                                                --------   --------    --------
Income tax provision.......................     $1,487    $   744     $   947
                                                ========   ========    ========

         The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for the years ended December 31, 1999, 1998 and 1997 (Dollars in thousands):

                                                        1999                       1998                    1997
                                                --------------------       ------------------         -------------

                                                     Amount     %             Amount     %            Amount     %
                                                    -------     -             ------     -            ------     -
Tax provision (benefit) at statutory
     federal income tax rate..............           $3,480    34%          $ (2,710)   34%         $ (2,320)    34%
Valuation allowance.......................           (2,963)  (28)             2,397   (33)            1,277    (19)
Goodwill amortization.....................               27    -                 234    (2)              239     (4)
Non deductible expenses...................               83     1                 86    (1)              196     (3)
Expiration of ITC.........................                -     -              -         -               663    (10)
State income taxes, net of federal
     income tax benefit...................              664     6                167    (2)              268     (4)
Intangible asset write-down...............             -      -                  317    (3)              -       -
Foreign income and withholding
     taxes, net of federal benefit........              114     1                346    (4)              173     (2)
Other.....................................               82     1                (93)    1               451     (6)
                                                  --------- ------          --------- -------         -------  -----
Provision (benefit) for income
     taxes and effective tax rates........           $1,487    15%           $   744   (10%)          $  947    (14%)
                                                     ======= =====           =======  ======          ======    =====

         Deferred taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 1999 and 1998 are comprised of the following (dollars in thousands):

                                                             1999          1998
                                                             ----          ----
Current deferred tax (assets):

Allowance for doubtful accounts ....................      $  (626)      $  (579)
Employee benefit accruals and reserves .............       (1,109)         (853)
Warranty liabilities ...............................         (179)         (215)
Excess facility costs ..............................         (136)       (1,242)
Other ..............................................         (257)         (182)
                                                          -------       --------
Total current deferred tax (assets)................        (2,307)       (3,071)
                                                          --------      --------

Long term deferred tax (assets):

Tax benefit carryforwards .........................        (9,909)      (12,720)
Warranty liabilities ..............................        (1,235)       (1,109)
Other .............................................          (677)         (670)
Intangible write-off ..............................          (426)       (1,181)
Valuation allowance ...............................         2,274         5,236
                                                          -------       --------
Total long term deferred tax (assets)..............        (9,973)      (10,444)
                                                          -------       --------

Long term deferred tax liabilities:

Depreciation and amortization ......................        2,839         4,161
Other ..............................................        1,905         1,818
                                                          -------       -------
Total long term deferred tax liability .............        4,744         5,979
                                                          -------       -------
   Net long term deferred tax (assets) .............       (5,229)       (4,465)
                                                          -------       -------
           Net deferred tax assets .................      $(7,536)      $(7,536)
                                                          =======       =======

       Tax Carryforwards. The Company has investment tax credit carryforwards of approximately $108,000 for U.S. federal income tax purposes, which will expire between 2000 and 2001 if not previously utilized. The Company has recorded a valuation allowance of $108,000 against the investment tax credit carryforward as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has alternative minimum tax credit carryforwards of approximately $1,008,000 for U.S. federal income tax purposes, which may be carried forward indefinitely. The utilization of $817,000 of the alternative minimum tax credit carryforward is restricted to the taxable income of one Subsidiary. In addition, the Company has net operating loss carryforwards of approximately $25,900,000 for U.S. federal income tax purposes at December 31, 1999, which if not utilized, will begin to expire in 2004. The Company had a valuation allowance of $2,166,000 and $5,000,000 as of December 31, 1999 and 1998, respectively, against the net operating loss carryforwards. The change in the valuation allowance is the result of utilizing net operating losses for which valuation allowances were previously established. The deferred tax valuation allowances have been established due to uncertainty regarding the realization of the net operating carryforwards before they expire.

       The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company has assumed approximately $7,500,000 of benefits attributable to such tax planning strategies. In the event the Company were to determine in the future that any such tax planning strategies would not be implemented, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

10.      Common Stock:

         As of December 31, 1999 and 1998, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

11.      Employee Benefit Plans:

Defined Contribution Plans

         JBPCO 401(k) Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 15% of gross pay and provides for Company matching contributions up to two percent of gross pay as well the opportunity for an annual discretionary contribution. Vesting in the Company matching contribution is 20% per year over the first five years. The Company incurred expenses of $1,161,823, $1,250,000 and $1,355,000 during the years ended December 31, 1999, 1998 and 1997, respectively, including administrative fees of approximately $75,000 in each year.

Defined Benefit Plans

         Morgan. Morgan assumed future sponsorship of the National Steel Service Centers, a company that ceased doing business in 1993 and into which Morgan was merged during 1993 pension plan and continued to make contributions to the plan in accordance with the funding requirements of the Internal Revenue Service. No further benefits have accrued subsequent to February 12, 1992. The plan was terminated effective December 31, 1999 and the distribution of plan assets in satisfaction of plan obligations will be completed during the first quarter of 2000.

         Gem Top, a division of Morgan, had a defined benefit plan covering hourly employees working at least 1,000 hours per year. The plan was frozen effective March 31, 1996, and at December 31, 1999 and 1998 plan assets approximated projected benefit obligations.

         The Company's funding policy for the remaining plan is to make the minimum annual contributions required by applicable regulations. The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 1999 and 1998, and the significant assumptions used in accounting for the defined benefit plans. (dollars in thousands):

                                                            1999          1998
                                                            ----          ----
Change in benefit obligation

Benefit obligation at beginning of year ............      $ 3,843       $ 3,552
Interest cost ......................................          244           253
Actuarial gains ....................................          507           288
Benefits paid ......................................         (337)         (251)
Benefit settlements ................................       (2,533)         --
Benefits assumed by acquirer .......................         --            --
                                                          -------       -------

Benefit obligation at end of year ..................       $1,724        $3,842
                                                           ------        ------

         Change in plan assets

Fair value of plan assets at beginning of year......      $ 4,544       $ 3,964
Actual return on plan assets .......................          496           823
Company contributions ..............................           11            33
Expenses ...........................................          (76)          (25)
Benefits paid ......................................         (337)         (251)
Benefit settlements ................................       (2,533)          --
                                                          -------       -------

Fair value of plan assets at end of year............        2,105         4,544
                                                         --------       -------
Funded status of the plans (underfunded) ...........          381           702
Unrecognized actuarial loss ........................         (102)          (41)
Unrecognized net (gains) losses ....................           (9)         (518)
                                                         ---------      -------
Prepaid benefit cost ...............................        $ 270         $ 143
                                                         =========      =======


                                                           1999           1998
                                                         --------        ------
Weighted-average assumptions
  as of December 31:

Discount rate .......................................         7%            7.0%
Expected return on plan assets ......................         8%            8.0%

                                                    1999       1998       1997
                                                    -----      -----      -----
Components of net periodic
benefit cost

Service cost ..................................     $   5      $   5      $  67
Interest cost .................................       243        253        373
Expected return on plan assets ................      (345)      (309)      (341)
Recognized net actuarial (gains)/losses .......        (5)        (4)        44
Settlement gains ..............................       (17)         -         -
                                                     -----      -----     ------

Net periodic benefit cost .....................     $(119)     $ (55)     $ 143
                                                     =====      =====     ======



         Lowy Group. The disposal of the business and principally all of the assets of Lowy Group was completed during 1999. Lowy Group retained obligations under supplementary benefit agreements related to certain terminated executives of Lowy or their beneficiaries that provide a fixed amount of retirement benefit to key employees. Lowy maintains life insurance policies with cash surrender values of $793,000 and $963,000 at December 31, 1999 and 1998, respectively, to fund obligations of $527,000 and $968,000 as of December 31, 1999 and 1998, respectively. Payments made to retired individuals were $407,000, $522,000 and $142,000 in 1999, 1998 and 1997, respectively. Benefits are based on the employee's age at retirement and the fixed monthly benefit amount specified in each individual supplementary benefit agreement.

12.      Discontinued Operations

         TAG Distribution. The disposal of TAG's distribution operations was completed during the year ended December 31, 1999. The results of operations of the distribution operations of TAG have been reported as discontinued operations in the consolidated financial statements for all periods presented. In addition, the net assets and liabilities have been segregated within the accompanying consolidated balance sheets as "net assets of discontinued operations." Based on improved operating performance, the Company decided during the second quarter of 1999 to retain Midwest Truck Aftermarket (MTA) and three retail stores (the Stores). Accordingly, the MTA portion of the estimated loss on disposal of TAG Distribution of $1,306,000, which represented the goodwill related to the acquisition of MTA, was reversed in the accompanying consolidated statement of operations for the year ended December 31, 1999. Additionally, the results of operations of MTA and the Stores have been included in continuing operations for all periods presented.

         During the year ended December 31, 1999, the Company sold two wholesale locations and 30 retail locations, including eight stores, which were part of Welshman Industries (formerly Radco). Two wholesale locations and three retail locations were closed. The Company realized total proceeds of approximately $4,726,000 from the disposition of these assets. The proceeds were used to repay borrowings under the Revolving Loan Agreements.

         Condensed financial information related to the distribution operations of TAG at December 31, 1998 is as follows (in thousands):

                                                                  December 31,
                                                                     1998
                                                                  ------------
     Net assets of discontinued operations:

          Current assets.............................                $ 7,437
          Property, net..............................                  2,009
                                                                    --------
          Total Assets...............................                  9,446
          Less current liabilities....................                 5,814
                                                                    --------
     Net Assets.......................................               $ 3,632
                                                                    ========

          TAG revenues from discontinued distribution operations were $8,211,000, $47,051,000 and $49,997,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The income (loss) from discontinued operations related to TAG Distribution, during the twelve months ended December 31, 1999, 1998 and 1997, were as follows (in thousands):

                                                       For the Twelve Months
                                                               Ended
                                                   ---------------------------
                                                   1999        1998       1997
                                                   ----        ----       ----
Loss from TAG Distribution's operations less
     applicable income taxes of
     $-0-, $-0- and $-0-, respectively ........  $   --     $ (1,303)  $ (6,075)
Reversal of loss on disposal of MTA, net
      applicable income taxes of $0 ...........     1,306       --         --
Loss on disposal of TAG, less applicable income
     taxes of $ -0- ...........................    (1,306)   (11,458)      --
                                                 --------   ---------   --------
                                                 $    -     $(12,761)   $(6,075)
                                                 ========   =========   ========

       At December 31, 1998 the loss on disposal of TAG Distribution was estimated to be $11,458,000 which included $7,962,000 for the estimated loss on sale and $3,496,000 for the estimated losses from operations from the measurement date through the dates of disposal. The estimated loss on disposal included the write-down of the related goodwill of $4,225,000. The $1,306,000 additional loss recorded in 1999 represents the amounts in excess of the estimate provided in 1998. The actual loss on sale exceeded the prior estimate by $638,000 and the actual losses from operations during the period after the measurement date exceeded the estimate by $668,000.

     Losses from the distribution operations of TAG include interest expense of $94,000, $717,000 and $495,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The borrowings were repaid using the proceeds from the sale of TAG Distribution.

     Lowy Group. Effective December 28, 1999, the Company completed the disposal of Lowy Group, which was composed of Lowy Distribution and Blue Ridge/Courier and comprised the Company's floor covering segment. Certain assets and liabilities of Lowy Distribution were sold effective June 7, 1999 and certain remaining real estate was sold effective November 24 and December 30, 1999. The Company realized total net cash proceeds of approximately $7,843,000 and realized a gain of approximately $57,000 on the disposal, net of goodwill written off of $369,000.

       Effective August 31, 1998, the Company sold certain assets and liabilities of Blue Ridge/Courier and realized net cash proceeds of approximately $15,800,000 and recognized a pre-tax gain of approximately $6,500,000 during the year ended December 31, 1998.

       The results of operations of Lowy Group have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities, which were disposed of, have been segregated within the consolidated balance sheets as "net assets of discontinued operations."

     Condensed financial information related to Lowy at December 31, 1998, is as follows (in thousands):
                                                         December 31,
                                                             1998
                                                         ------------
          Current assets........................           $ 7,517
          Property, net.........................               473
          Long-term assets......................               475
                                                          --------
          Total assets..........................             8,465
          Less current liabilities..............             2,659
          Less long-term liabilities............               389
                                                          --------
          Net assets............................           $ 5,417
                                                          ========

       Lowy revenues  were  $15,932,000,  $56,891,000  and  $69,724,000  for the twelve months ended December 31, 1999, 1998 and 1997, respectively.

  The income from discontinued operations was as follows related to Lowy (in thousands):

                                                         For the Twelve Months
                                                                Ended

                                                       1999      1998      1997
                                                       ----      ----      ----
Net income from operations of Lowy, less
     applicable income taxes of $-,
     $262 and $446, respectively .................    $ --      $2,052    $6,081
Gain on disposal of assets, less applicable
     taxes of $-0- ...............................        57     6,500      --
                                                      ------    ------    ------
                                                      $   57    $8,552    $6,081
                                                      ======    ======    ======

         The gain on disposal during 1999 is shown net of operating losses of $383,000 which represents the results of operations subsequent to the measurement date. The above operating results of Lowy include interest expense of $164,000, $218,000 and $624,000 related to the borrowings of Lowy under the Revolving Loan Agreement for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The related borrowings were repaid using the proceeds from the sale of the operations. Net income of Lowy for the twelve months ended December 31, 1997, includes a gain on the sale of certain real estate of $3,000,000.

13.      Acquisitions:

Beltrami Door Co.

        Effective September 7, 1999, the Company purchased substantially all the assets of Beltrami Door Company (Beltrami) located in Bemidji, Minnesota. Beltrami manufactures wood and composite material overhead doors for van bodies and truck trailers. Beltrami is operated as part of Morgan. The Company paid approximately $368,000 in cash as the purchase price for the assets. The results of operations of Beltrami, included in the consolidated financial statements from the date of acquisition, are not material to the financial statements of the Company.

14.      Commitments and Contingencies:

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        EFP is subject to a lawsuit concerning the supply of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period as a result of errors made by the utility company. EFP was granted a motion for summary judgement dismissing the suit effective April 20, 1999. The utility company has appealed the motion for summary judgement and the Company will continue to aggressively defend the suit. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

        Letters of Credit and Other Commitments. The Company had $2,910,000 and $3,541,000 in standby letters of credit outstanding at December 31, 1999 and 1998, respectively, primarily securing the Company's insurance programs.

        Environmental   Matters.   Since  1989,  Morgan  has  been  named  as  a
potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, the Company's expenditures related to those sites have not been significant.

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

15.      Related Party Transactions:

        Concurrently with the Note Offering on May 23, 1994, the Company entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $625,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; none was paid in 1999, 1998 or 1997. The Company paid Southwestern $625,000, $619,000 and $613,000 during 1999, 1998 and 1997, respectively for these services. MTA, which is not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $120,000 and $85,000 during 1999 and 1998, respectively, for certain services.

     Mr. Poindexter and Mr. Magee are officers of JBPCO and are partners in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $230,000, $222,000 and $222,000 in rent to the partnership in 1999 and 1998 and 1997 pursuant to such lease.

        TAG leases certain real estate in Canada from an entity controlled by the President of TAG. Total lease expense for that facility was $114,000, $108,000 and $117,000 in 1999, 1998 and 1997, respectively.


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

         Name           Age    Position

John B. Poindexter      55     Chairman of the Board and Chief Executive Officer
W.J. Bowen              78     Director
Peter K. Hunt           53     Director, President and Chief Operating Officer
Kurt Kamm               57     Director
Stephen P. Magee        52     Director, Executive Vice President, Chief
                               Financial Officer and Treasurer
R.S. Whatley            48     Vice President, Controller
L.T. Wolfe              51     Vice President Administration

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

     Peter Hunt was named President and Chief Operating Officer of J.B. Poindexter & Co., Inc. in November 1999. He had served as President of Morgan Trailer Mfg. Co. since joining the Company in April 1998. Previously, Mr. Hunt was the Senior Vice President and General Manager of the Industrial Group of Greenfield Industries, Inc. Mr. Hunt has 29 years of manufacturing, engineering and management experience.

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

         Kurt Kamm is currently a partner in the private equity investment firm of Kamm Theodore. Previously he served as a partner in several private equity investment firms and has been involved as a principal in the acquisition of 65 companies.

         R.S. Whatley has served as Vice President, Controller since June 1994.

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

Other Significant Persons

         Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:

         Name                Age            Position

Martin Brown                 44             President of TAG Manufacturing
Nelson Byman                 53             President of MIC Group
James R. Chandler            64             President of EFP
Robert Ostendorf             49             President of Morgan

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

     Robert Ostendorf, Jr. became President and Chief Operating Officer of Morgan Trailer Mfg., Co. in November 1999. Previously, Mr. Ostendorf served as President of the Truck Group of Cambridge Industries, Inc. He has over 22 years of experience in a variety of manufacturing and general management positions in the truck and automotive related industries.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 1999, 1998 and 1997:

                                           Summary Compensation Table

                                      Annual Compensation         All Other

Name and Principal Position        Year    Salary    Bonus       Compensation
---------------------------        ----     ------   -----       ------------
John B. Poindexter                 1999     $  (a)   $   -        $      -
   Chairman of the Board and       1998        (a)
   Chief Executive Officer         1997        (a)
Stephen P. Magee                   1999     $  (a)   $  (b)       $      -
   Chief Financial Officer         1998        (a)
                                   1997        (a)
Peter K. Hunt                      1999     $278,000 $75,000      $40,000
   President and                   1998     $204,000 $    -       $      -
   Chief Operating Officer
R.S. Whatley Controller            1999     $124,600 $   -        $      -
                                   1998     $115,000 $   -        $      -
L.T. Wolfe Vice President          1999     $192,794 $20,000      $      -
   Administration                  1998     $168,000 $   -        $      -

(a) Messrs. Poindexter and Magee do not receive salaries from the Company. Rather, their services are provided to the Company pursuant to a Management Services Agreement. See "Management Services Agreement."

(b) It is anticipated that Mr. Magee will be eligible to receive in the future an annual bonus pursuant to the incentive plan described below.

         The Company's incentive compensation plan covering certain of its executive officers is similar to the Subsidiary Incentive Plans described below. During 1999, the Company adopted a long-term performance plan in order to provide key members of the Company and its Subsidiaries with financial incentives for achieving long-term financial objectives of the Company. Messrs. Poindexter and Magee are covered by the various insurance programs provided by Morgan to its employees.

Management Services Agreement

         Concurrently with the Note Offering, the Company entered into a Management Services Agreement with a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as the Company's Chairman of the Board and Chief Executive Officer and of Mr. Magee who serves as its Chief Financial Officer. The Company paid to Southwestern approximately $745,000 during the year ended December 31,1999, for these services which is subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern for the provision of Mr. Poindexter's and Mr. Magee's services and may increase the annual fee payable above the automatic annual increase, in each case subject to certain limitations, if after giving effect to such payment and/or increase the Company's Consolidated EBITDA Coverage Ratio is 2.00 to 1 or higher.

Subsidiary Incentive Plans

         The Company has adopted an incentive compensation plan for members of upper management of each of its Subsidiaries (collectively the "Incentive Plans") to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees are entitled to receive a bonus if the Subsidiary attains or surpasses a stated percentage (which varies by Subsidiary) of that Subsidiary's budgeted pre-tax profit, with the amount of bonus being tied to the Subsidiary's actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives. The Subsidiaries also maintain certain other benefit plans for their respective officers and employees. See
Note 15 to the Consolidated Financial Statements for the Company.

Compensation Committee Interlocks and Insider Participation

         The Company does not have a compensation committee.

Item 12.  Security of Ownership of Certain Beneficial Owners and Management

                                                     Beneficial Ownership

                                                   Number           Percent
Directors, Officers and 5% Stockholders           of Shares         of Class
---------------------------------------           ---------         --------
John B. Poindexter                                  3,059              100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Stephen P. Magee                                      --                --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Peter K. Hunt                                         --                --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

William J. Bowen                                      --                --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Kurt Kamm                                             --                --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

All directors and officers as a                     _____             _____
group (5 persons)                                   3,059              100%
                                                    -----             -----

     Mr. Poindexter has sole voting and investment power with respect to all shares that he beneficially owns.

Item 13.  Certain Relationships and Related Transactions

         Messrs. Poindexter and Magee are members of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 1999, 1998 and 1997, Morgan paid $230,000, $222,000 and $222,000, respectively as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

        The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern approximately $625,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. For all services the Company paid Southwestern $625,000, $619,000 and $613,000 during 1999, 1998 and 1997, respectively.

        Welshman, which is not a restricted subsidiary under the terms of the Senior Notes Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $120,000, $85,000 and $60,000 during 1999, 1998 and 1997, respectively for certain services.

         TAG leases certain real estate in Canada from an entity controlled by the President of TAG Manufacturing. Total lease expenses was $114,000, $108,000 and $117,000 in 1999, 1998 and 1997, respectively, the Company considers this to be a market rate for the property.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)       Financial Statements - None, other than as previously listed in response to Item 8.
     (a)(2)       Financial Statement Schedules -  None
     (a)(3)       Exhibits
     3.1(a)       Second Restated Certificate of Incorporation
     3.1.1(e)     Certificate of First Amendment to Second Restated Certificate
                  of Incorporation.
     3.2(a)       Amended and Restated Bylaws
     4.1(e)       Form of 12 1/2% Senior Note due 2004 (included in Exhibit 4.2)
     4.2(e)       Indenture dated as of May 23, 1994
     4.2.1(f)     First  Supplemental  Indenture  dated as of May 11,  1995.
                  Incorporated  by reference to Exhibit 4.1 to the Form 10-Q for the  quarterly  period ended June 30, 1995, as filed with the
                  Commission on August 15, 1995
     4.2.2(f)     Second  Supplemental  Indenture  dated  as of June  26,  1995.
                  Incorporated  by reference to Exhibit 4.2 to the Form 10-Q for the  quarterly  period ended June 30, 1995,  as filed with the
                  Commission on August 15, 1995.
     4.3(a)       List of certain promissory notes
     10.1.5(h)    Loan and Security  Agreement by and among Congress  Financial
                  Corporation and J.B.Poindexter & Co., Inc., dated June 28,1996
     10.1.6(j)    Amendment No. 1 to Loan and Security  Agreement by and among
                  Congress Financial Corporation and J.B.Poindexter & Co., Inc., dated May 13, 1998.
     10.23(a)     Lease Agreement, dated as of March 29, 1990, between Bartow
                  Partners, L.P. and Morgan Trailer Manufacturing Co., d/b/a
                  Morgan Corporation, as amended by the First Amendment to Lease
                  Agreement, dated June 13, 1991
     10.24(a)     Form  of  Salary  Continuance  Agreement  for  director  level employees of Morgan Trailer Mfg. Co.
     10.25(a)     Form of Salary Continuance Agreement for  officers  of  Morgan
                  Trailer Mfg. Co.
     10.26(a)     Form of Incentive Plan for certain employees of the
                  Subsidiaries
     10.27(a)     Morgan Trailer Mfg.Co.Long-Term Management Equity Appreciation
                  Program
     10.32(a)     Lease  Agreement,  dated August 14,  1987,  between C&D Realty
                  Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992
     10.33(a)     Lease  Agreement, dated  August 14, 1987, between J&R  Realty
                  Company and Leer, Inc.
     10.34(a)     Lease  Agreement,  dated  August 14, 1987,  between BCD Realty
                  Partnership with Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992 (missing page 2 of Amendment)
     10.35(a)     Lease Agreement, dated August 14, 1987, between John M.Collins and Leer, Inc., as amended by the Lease  Option and  Amendment
                  Agreement, dated as of August 14, 1992, and the Addendum to Lease Agreement, dated as of August 1, 1993
     10.36(a)     Lease  agreement,  dated August 14,  1987,  between PCD Realty
                  Partnership and Leer, Inc., as amended by the Lease Option and Amendment Agreement, dated as of August 14, 1992

     10.86(e)     Management Services Agreement dated as of May 23, 1994,between
                  J.B.  Poindexter & Co., Inc. and Southwestern Holdings, Inc.
     10.102(f)    Asset Purchase  Agreement,  dated as  of June  15, 1995, among
                  Leer Inc., 20th Century Fiberglass, Inc.,  Steven E.  Robinson
                  and Ronald E. Hickman.  Incorporated  by  reference to Exhibit
                  10.1 to the current  report on Form 8-K,  dated June 29, 1995, as filed with the  Commission on September 11, 1995
     10.103(f)    Promissory Note,  dated June 29, 1995,  executed by Leer, Inc.
                  Incorporated  by  reference  to  Exhibit  10.2 to the  current report on Form 8-K,  dated  June 29,  1995,  as filed with the
                  Commission on September 11, 1995
     10.104(f)    Asset  Purchase  Agreement,  dated  as of June 15,  1995 among
                  Leer  Inc.,  Century  Distributing, Inc.,  Steven E.  Robinson
                  and Ronald E.  Hickman.  Incorporated  by reference to Exhibit
                  10.3 to the current  report on Form 8-K,  dated June 29, 1995, as filed with the  Commission on September 11, 1995
     10.105(f)    Consulting  Agreement,  dated  as  of  June 29, 1995,  between
                  Leer, Inc. and Steven E. Robinson. Incorporated  by  reference to  Exhibit  10.4  to  the current  report on Form 8-K,  dated
                  June 29, 1995, as filed with the Commission on September 11,
                  1995
     10.106(f)    Consulting  Agreement,  dated  as  of  June 29, 1995,  between
                  Leer,  Inc. and Ronald E. Hickman. Incorporated  by  reference to Exhibit 10.5 to the current report on Form 8-K,  dated June
                  29, 1995, as filed with the Commission on September 11, 1995.
     10.107(f)    Non-Competition  Agreement,  dated  as  of  June  29,  1995, between  Leer,  Inc.  and  Steven E.Robinson. Incorporated  by
                  reference to Exhibit  10.6 to the current  report on Form 8-K, dated June 29, 1995, as filed with the Commission on September
                  11, 1995.
     10.108(f)    Non-Competition  Agreement,  dated   as  of June  29,  1995,
                  between  Leer,  Inc. and  Ronald  E. Hickman. Incorporated  by
                  reference to Exhibit  10.7 to the current  report on Form 8-K, dated June 29, 1995, as filed with the Commission on September
                  11, 1995.
     10.109(f)    Share  Purchase  Agreement dated as of June 30, 1995,  between
                  Raider  Industries,  Inc. and Martin Brown
     10.110(f)    Asset  Purchase  Agreement  dated as of June 30, 1995,  by and between  Raider  Industries  Inc., Pro-More  Industries Ltd.,
                  Brown Industries (1976) Ltd. and Martin Brown
     10.111(i)    Loan and Security Agreement by and between Congress  Financial
                  Corporation and Radco Industries Inc., dated October 31,1997
     10.112(i)    Asset  Purchase Agreement by and among Radco  Industries  Inc.
                  and Midwest  Truck After Market and  William J. Avery, Sr. and
                  Sarah A. Avery, dated October 31.1997.
     10.113       Asset Purchase Agreement by and among Lowy Group,  Inc.,  J.B.
                  Poindexter & Co., Inc. and Blue Ridge Acquisition Company,LLC, dated August 31, 1998.
     10.114       J.B. Poindexter & Co., Inc. Long-Term Performance Plan.
     10.115       Asset Purchase Agreement between L.D.Brinkman & Co.(Texas)Inc.
                  and Lowy Group,  Inc. dated June 7, 1999.
     21.1         Subsidiaries of the Registrant
     27.1         Financial data schedule
     27.2         Restated financial data schedule for the years 1998 and 1997

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

(d) Incorporated by reference to the Company's Amendment No. 3 to Registration Statement (No. 33-75154) as filed with the Commission on May 16, 1994
(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995.
(f) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1995, as filed with the Commission on March 29, 1996.
(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as filed with the Commission on May 10, 1996.
(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.
(i) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 30, 1998.
(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998.

(b) Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year: --------------------

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

                           J.B. POINDEXTER & CO., INC.

Date: February 25, 2000                      By: John B. Poindexter
                                             ----------------------
                                             John B. Poindexter, Chairman of the
                                             Board and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25 , 2000      John B. Poindexter
                              ------------------
                              John B. Poindexter
                              Chairman and Chief Executive Officer and Director
                              (Principal Executive Officer)

Date: February 25, 2000       Peter K. Hunt
                              -------------
                              Peter K. Hunt
                              President and Chief Operating Officer and Director

Date: February 25, 2000       Stephen P. Magee
                              ----------------
                              Stephen P. Magee
                              Chief Financial Officer and Director
                              (Principal Financial Officer)

Date: February 25, 2000       W.J. Bowen
                              ----------
                              W.J. Bowen
                              Director

Date: February 25, 2000       Kurt Kamm
                              ----------
                              Kurt Kamm
                              Director

Date: February 25, 2000       Robert S. Whatley
                              -----------------
                              Robert S. Whatley
                              Chief Accounting Officer
                             (Principal Accounting Officer)