Form 10-Q
period 2000-03-31
POINDEXTER J B & CO INC
filed 2000-05-05
CIK 918962

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                 --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________
                         Commission file number 33-75154

                           J.B. POINDEXTER & CO., INC.

             (Exact name of registrant as specified in its charter)

                        Delaware                76-0312814
                     -------------          -------------------
           (State or other jurisdiction of (I.R.S. Employer Identification No.)
            incorporation or organization)

                                 1100 Louisiana

                                   Suite 5400

                                 Houston, Texas

                                     77002
                             ---------------------
                     (Address of principal executive offices)
                                   (Zip code)

                                 (713) 655-9800
                             ---------------------
                (Registrant's telephone number, including area code)

                                  Not Applicable
                            ----------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 1, 2000.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                         March 31,  December 31,
                                                            2000        1999
                                                        ----------- ------------
                                                               (Unaudited)
Current assets

Restricted cash .......................................   $ 1,745      $   997
Accounts receivable, net of allowance for doubtful
   accounts of $1,104 and $1,121, respectively ........    45,936       33,114
Inventories, net ......................................    47,741       37,774
Deferred income taxes .................................     2,302        2,307
Prepaid expenses and other ............................       952          829
                                                         --------     --------
         Total current assets .........................    98,676       75,021
Property, plant and equipment, net ....................    49,148       37,332
Goodwill, net .........................................    18,197       14,711
Deferred income taxes .................................     4,891        5,229
Other assets ..........................................     4,331        4,418
                                                         --------     --------
Total assets ..........................................  $175,243     $136,711
                                                         ========     ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

Current portion of long-term debt .....................   $ 3,652      $   576
Borrowings under the revolving credit facilities ......    31,318       15,286
Accounts payable ......................................    29,271       21,792
Accrued compensation and benefits .....................     5,840        9,548
Accrued interest ......................................     4,121        1,404
Accrued income taxes ..................................       547          910
Other accrued liabilities .............................     9,096        6,467
                                                         --------     --------
Total current liabilities .............................    83,845       55,983
                                                         --------     --------
Noncurrent liabilities
Long-term debt, less current portion ..................    93,754       85,404
Employee benefit obligations and other ................     3,927        3,347
                                                         -------     --------
Total noncurrent liabilities ..........................    97,681       88,751
                                                         -------     --------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in-capital ......................    16,486       16,486
Cumulative other elements of comprehensive income .....      (321)        (316)
Accumulated deficit ...................................   (22,448)     (24,193)
                                                         --------    ---------
Total stockholder's deficit ...........................    (6,283)      (8,023)
                                                         --------    ---------
Total liabilities and stockholder's deficit ...........  $175,243     $136,711
                                                         =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except share and per share amounts)

                                                         For the Three Months
                                                            Ended March 31,

                                                           2000          1999
                                                        ---------      --------
                                                              (Unaudited)
Net sales ..........................................    $ 114,809     $ 108,098
Cost of sales ......................................       94,616        90,290
                                                        ---------     ---------
Gross profit .......................................       20,193        17,808
Selling, general and administrative expense ........       14,457        12,212
Other income .......................................          (25)          (49)
                                                        ---------     ---------
Operating income ...................................        5,761         5,645
Interest expense ...................................        3,508         3,717
                                                        ---------     ---------
Income before income taxes .........................        2,253         1,928
Income tax provision ...............................          508            48
                                                        ---------     ---------
Income before extraordinary gain ...................        1,745         1,880
Extraordinary gain on purchase of Senior Notes,
         net of applicable taxes ...................        --              222
                                                        ----------    ---------
Net income .........................................       $1,745        $2,102
                                                        ==========    =========

Basic and diluted loss per share:

Income before extraordinary gain ...................         $570          $615
Extraordinary gain on purchase of Senior Notes .....          --             72
                                                        ----------    ---------
Net income .........................................         $570          $687
                                                        ==========    =========

Weighted average shares outstanding ................        3,059         3,059
                                                        ==========    =========

















  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         For the Three Months
                                                            Ended March 31,
                                                           2000          1999
                                                           -----        ------
                                                               (Unaudited)

Cash (used in) provided by operations .............       $(5,542)       $ 1,648
                                                          -------        -------

Cash flows (used in) provided by investing activities:

Purchases of businesses net of cash acquired .............   (17,548)      --
Proceeds from sales of businesses and equipment ..........      --        3,687
Acquisition of property, plant and equipment .............    (3,620)    (1,808)
Other ....................................................      --          (15)
                                                             -------    -------
    Net cash (used in) provided by investing activities ..   (21,168)     1,864
                                                             -------    -------

Cash flows provided by (used in) financing activities:
Net proceeds from revolving lines of credit and
   short-term debt........................................    16,032      4,834
Proceeds from long-term debt..............................    11,665        -
Payments of long-term debt and capital leases.............      (239)    (8,316)
                                                           ---------- ---------
Net cash provided by (used in) financing activities.......    27,458     (3,482)
                                                           ---------- ---------
Increase in restricted cash and cash equivalents..........       748         30
Restricted cash and cash equivalents, beginning of period.       997      2,194
                                                           ---------- ---------
Restricted cash and cash equivalents, end of period....... $   1,745   $  2,224
                                                           ========== =========

Supplemental information:
     Cash paid for income taxes, net of refunds........... $     729   $     61
                                                           ========== =========
     Cash paid for interest............................... $     607   $    467
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month period ended March 31, 2000 are not necessarily indications of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission on Form 10-K.

(2) Segment Data. The following is a summary of the business segment data (in thousands):

                                                        For the Three Months
                                                            Ended March 31,
                                                        2000             1999
                                                        ----             ----
Net Sales:

Morgan .....................................        $  67,198         $  65,607
TAG ........................................           30,818            28,755
EFP ........................................            8,566             8,687
Specialty Manufacturing Group ..............            8,483             5,066
Intercompany Sales .........................             (256)              (17)
                                                    ---------         ---------
Net Sales ..................................        $ 114,809         $ 108,098
                                                    =========         =========

Operating Income (Loss):

Morgan .....................................          $ 3,674          $  4,948
TAG ........................................            1,028               621
EFP ........................................              686               600
Specialty Manufacturing Group ..............            1,407               262
JBPCO (Corporate) ..........................           (1,034)             (786)
                                                       -------          -------
Operating Income ...........................          $ 5,761           $ 5,645
                                                       =======          =======

                                                     March 31,     December 31,
Total Assets as of:                                    2000           1999
                                                   ------------   ------------
Morgan .....................................         $ 84,657          $ 70,711
TAG ........................................           44,920            41,996
EFP ........................................           13,523            13,604
Specialty Manufacturing Group ..............           30,291             8,493
JBPCO (Corporate) ..........................            1,852             1,907
                                                     ---------        ---------
Total Assets ...............................         $175,243          $136,711
                                                     =========        =========

     During the three months ended March 31, 2000, MIC Group acquired two corporations, see Note 5 below. The acquired companies operate machining and fabrication businesses, which with MIC Group make up the Specialty Manufacturing Group segment of operations. The total assets acquired were approximately $20,650,000 at March 31, 2000.

     Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 54% and 57% of Morgan's net sales during the three months ended March 31, 2000 and 1999, respectively. EFP has four customers in the electronics industry that collectively accounted for approximately 35% and 39% of EFP's net sales during the three months ended March 31, 2000 and 1999, respectively. The Specialty Manufacturing Group has an industry concentration, pertaining to international oil field service companies, with one customer that accounted for approximately 45% and 48% of Specialty Manufacturing Group's net sales during the three months ended March 31, 2000 and 1999, respectively.

(3) Comprehensive Income. The components of comprehensive income (loss) were as follows (in thousands):

                                                       For the Three Months
                                                          Ended March 31,
                                                       ----------------------
                                                           2000         1999

Net income ....................................         $ 1,745       $ 2,102
Foreign currency translation
    adjustments ...............................              (5)           77
                                                        -------       -------
Comprehensive income ..........................         $ 1,740       $ 2,179
                                                        =======       =======



(4) Inventories. Consolidated net inventories consisted of the following (in thousands):

                                                        March 31,   December 31,
                                                          2000          1999
                                                       ----------- -------------
FIFO Basis Inventory:
     Raw Materials  .................................   $ 31,955       $ 24,990
     Work in Process.................................      7,746          5,296
     Finished Goods .................................      8,040          7,488
                                                        --------       --------
Total Inventory     .................................   $ 47,741       $ 37,774
                                                        ========       ========



(5) Acquisitions. Effective March 8, 2000, MIC Group acquired the stock of KWS Manufacturing Company, Inc. (KWS). Based in Joshua, Texas, KWS designs and fabricates bulk material handling equipment. MIC Group paid approximately $5,964,000, net of cash acquired, in cash for the stock of KWS and there was no goodwill recorded. During the three months ended March 31, 2000 and 1999, KWS had net sales of $3,396,000 and $2,811,000, respectively, and operating income of $179,000 and $553,000, respectively. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until March 31, 2000 of $985,000 and $282,000, respectively, were included in the consolidated results of operations for the three months ended March 31, 2000.

     Effective March 17, 2000, MIC Group acquired the stock of Universal Brixius, Inc. (Universal). Based in Milwaukee, Wisconsin, Universal is a diversified, high-volume contract machining company that produces close tolerance parts from castings, forgings and bar stock. MIC Group paid approximately $11,600,000, net of cash acquired for the stock of Universal, of which $8,725,000 was paid in cash. In addition, $2,875,000 of the purchase price was evidenced by a promissory note payable in 12 consecutive quarterly installments of principal and interest. Goodwill recorded of approximately $3,700,000 will be amortized over 20 years. During the three months ended March 31, 2000 and 1999, Universal had net sales of $2,680,000 and $1,985,000, respectively, and operating income of $540,000 and $352,000, respectively. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until March 31, 2000 of $436,000 and $123,000, respectively, were included in the consolidated results of operations for the three months ended March 31, 2000.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during the quarter ended March 31, 2000 had been acquired on January 1, 1999 were as follows (in thousands, except per share amounts):

                                                           Three Months Ended
                                                                  March 31,
                                                              2000        1999
                                                              ----        ----

     Pro forma net sales ...........................         $119,225   $112,894
       Pro forma operating income ..................            6,449      6,176
       Pro forma income before extraordinary gain ..            2,219      2,072
       Pro forma net income ........................            2,219      2,294
       Pro forma income per share:
         Income before extraordinary gain ..........           $  725     $  677
         Net income ................................           $  725     $  750

     These pro forma results are presented for informational purposes only. These results do not purport to show the actual results, which would have occurred had the business combinations been consummated on January 1, 1999, nor should they be viewed as indicative of future results of operations. The allocations of purchase price to the assets acquired and liabilities assumed has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

(6) Revolving Loan Agreements. At March 31, 2000, the Company had total borrowing availability of approximately $55,000,000, of which $2,910,000 was used to secure letters of credit. Additionally, $31,318,000 had been borrowed to fund operations, resulting in unused availability of $20,772,000.

(7) Long-term Debt. During the three months ended March 31, 1999, the Company purchased $8,011,000 of its 2004 12 1/2% Senior Notes. The Company realized a gain of $222,000, net of income taxes of $6,000, which was recognized as an extraordinary gain in the consolidated statements of operations for the period. As a result of this purchase and purchases made in subsequent quarters during 1999, the Company held $15,000,000 of its Senior Notes in a brokerage account as of March 31, 2000.

(8) Income Taxes. The income tax expense of $508,000 in 2000 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided. The 22 1/2% effective tax rate utilized for the first quarter of 2000 is based upon management projections of taxable income for the 12 months ended December 31, 2000, which will result in the utilization of 1) net operating loss carryforwards against which valuation allowances had been previously provided as well as 2) operating loss carryforwards for which no valuation allowances have been provided.

          The  effective  tax rate for the three  months  ended  March 31,  1999 reflected the fact that the Company began to utilize net operating loss carryforwards against which valuation allowances had been previously provided.

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

(10)     New Accounting Pronouncements.

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

          Revenue Recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred to no later than the second fiscal quarter beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Operations

          During the three months ended March 31, 2000, the Company made two acquisitions. Effective March 8, 2000, the Company acquired the stock of KWS Manufacturing Company, Inc., (KWS) and effective March 17, 2000, the Company acquired the stock of Universal Brixius (Universal). KWS and Universal are machining and fabrication operations that will complement the existing machining operations of MIC Group and will be considered part of the Company's Specialty Manufacturing Group segment of operations.

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net sales increased $6.7 million or 6% to $114.8 million for the three months ended March 31, 2000 compared to $108.1 million during 1999. All operations contributed to the increase in sales with the exception of EFP, the sales of which declined approximately $0.1 million or 1%. KWS and Universal contributed $1.4 million to the increase in sales during the three months ended March 31, 2000. While Morgan's sales increased 2% or $1.6 million, unit shipments decreased 7% to 9800 units including a 38% unit decrease in consumer rental product shipments. TAG sales increased $2.1 million or 7% to $30.8 million due to pricing changes and an improved product mix as well as a 1% increase in unit shipments. EFP sales decreased $0.1 million or 1%, mainly due to a decrease in the tooling products business of $0.2 million offset by increased shipments of packaging products. Sales of the Specialty Manufacturing Group increased $3.4 million or 67%, including $1.4 million of sales from the operations of KWS and Universal acquired during the period.

     Morgan's backlog at March 31, 2000 was $83.5 million compared to $83.9 million at March 31, 1999. Backlog at EFP was $3.3 million at March 31, 2000 compared to $2.0 million at March 31, 1999. Specialty Manufacturing Group's backlog at March 31, 2000 was $9.5 million including a combined backlog of $3.0 million for KWS and Universal compared to $3.2 million at the end of the first quarter of 1999.

     Cost of sales rose 5% to $94.6 million for the three months ended March 31, 2000 compared to $90.3 million, during the 1999 period. Gross profit increased 13% to $20.2 million (18% of net sales) during the 2000 quarter compared to $17.8 million (16% of net sales) for 1999. Gross profit at Morgan decreased $0.5 million or 5% to $8.6 million or 13% of sales compared to 14% of sales during 1999, primarily due to increased labor costs as a result of a change in product mix associated with the decline in consumer rental sales as well as a high labor turnover rate at its main Pennsylvania plant. TAG's gross profit for the three months ended March 31, 2000, increased $1.1 million or 18%. Although partially reduced by increased material costs, TAG's gross profit as a percent of sales increased to 23% during the 2000 period compared to 21% during 1999 due to improved pricing of its products. Gross profit increased $0.2 million or 12% at EFP because of reduced material costs due to product mix changes and improved manufacturing processes. Specialty Manufacturing Group's gross profit increased $1.6 million during 2000 compared to 1999 as a result of a 39% increase in sales at MIC Group and $0.7 million of gross profit from the operations of KWS and Universal acquired during the period. Gross profit as a percentage of sales at Specialty Manufacturing Group increased to 30% during 2000 compared to 19% in 1999 due to reduced material costs and improved overhead absorption at MIC Group and the contribution from businesses acquired during the 2000 quarter.

     Selling, general and administrative expenses increased $2.2 million or 18% to $14.5 million (13% of net sales) for the three months ended March 31, 2000 compared to $12.2 million (12% of net sales) during 1999. The increase in selling, general and administrative expense as a percentage of sales is due primarily to increased personnel costs at Morgan and at the parent company.

     Operating income increased 2% or $0.1 million to $5.8 million (5% of net sales) for the three months ended March 31, 2000 compared to $5.6 million (5% of net sales) in 1999. Morgan's operating income decreased $1.3 million for the period. The decrease in Morgan's operating income was primarily the result of high labor turnover at its Morgantown, Pennsylvania plant, increased expenditures for the expansion of its parts and service business and costs associated with the building of a new production facility in Janesville, Wisconsin. TAG, EFP and Specialty Manufacturing Group's operating incomes increased $0.4 million, $0.1 million and $0.7 million, respectively. Specialty Manufacturing Group's operating income included KWS and Universal, which together contributed $0.4 million for the period subsequent to their being acquired in March.

     Interest expense was $3.5 million for the three months ended March 31, 2000, 6% less than the $3.7 million during the same period in 1999.

     The income tax expense of $508,000 in 2000 differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided. The effective income tax rate during fiscal 2000 is expected to be greater than 1999 as the net operating loss carryforwards against which valuation allowances have been provided are completely utilized and the Company begins to utilize the remaining net operating loss carryforwards for which no valuation allowance has been established.

Liquidity and Capital Resources

     Operating activities during the three months ended March 31, 2000 used cash of $5.5 million compared to generating cash of $1.6 million during the same period in 1999. The decrease in cash from operations during the three months ended March 31, 2000 compared to 1999 was due primarily to a $2.5 million greater investment in inventory at Morgan, EFP and MIC and a $4.4 million decrease in accrued compensation and benefits. Working capital at March 31, 2000 was $14.8 million compared to $14.7 million at March 31, 1999.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At May 1, 2000, the Company had unused available borrowing capacity of approximately $22.3 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreements at March 31, 2000 were $31.3 million compared to $15.3 million at December 31, 1999 and $22.7 million at March 31, 1999. Borrowings during the 2000 period included $6.5 million to fund the acquisitions of KWS and Universal and $3.6 million to fund capital expenditures.

     Long-term debt, including current portion, increased $11.4 million at March 31, 2000 compared to December 31, 1999 as a result of amounts borrowed to fund the acquisitions of KWS and Universal.

     Capital expenditures for the three months ended March 31, 2000 of $3.6 million compared to $1.8 million during the same period in 1999, related primarily to the maintenance of existing capacity at TAG Manufacturing and Morgan.

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

                                                J.B. POINDEXTER & CO., INC.
                                                        (Registrant)


Date:    May 4, 2000              By:   S. Magee
                                  ----------------------------------------------
                                  S. Magee, Chief Financial Officer and Director

                                  By:  R.S. Whatley
                                  ----------------------------------------------
                                  R. S. Whatley, Principal Accounting Officer