Form 10-Q
period 2000-06-30
POINDEXTER J B & CO INC
filed 2000-08-11
CIK 918962

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                  -------------
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 1, 2000.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                         June 30,   December 31,
                                                          2000         1999
                                                       ----------- -------------
                                                              (Unaudited)
Current assets

Restricted cash ...................................      $   117      $   997
Accounts receivable, net of allowance for doubtful
  accounts of $1,141 and $1,121, respectively .....       46,755       33,114
Inventories, net ..................................       46,984       37,774
Deferred income taxes .............................        1,856        2,307
Prepaid expenses and other ........................        1,133          829
                                                       ---------    ------------
         Total current assets .....................       96,845       75,021
Property, plant and equipment, net ................       51,435       37,332
Goodwill, net .....................................       19,545       14,711
Deferred income taxes .............................        3,210        5,229
Other assets ......................................        4,325        4,418
                                                       -----------   -----------
Total assets ......................................     $175,360     $136,711
                                                       ===========   ===========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

Current portion of long-term debt .................      $ 3,448     $   576
Borrowings under the revolving credit facilities ..       35,961      15,286
Accounts payable ..................................       23,543      21,792
Accrued compensation and benefits .................        7,624       9,548
Accrued interest ..................................        1,571       1,404
Accrued income taxes ..............................        1,347         910
Other accrued liabilities .........................        6,754       6,467
                                                         -------     -------
Total current liabilities .........................       80,248      55,983
                                                         -------     -------
Noncurrent liabilities
Long-term debt, less current portion ..............       93,250      85,404
Employee benefit obligations and other ............        3,996       3,347
                                                         -------     --------
Total noncurrent liabilities ......................       97,246      88,751
                                                         -------     --------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in-capital ..................       16,486      16,486
Cumulative other elements of comprehensive income .         (399)       (316)
Accumulated deficit ...............................      (18,221)    (24,193)
                                                         --------    --------
Total stockholder's deficit .......................       (2,134)     (8,023)
                                                         --------    --------
Total liabilities and stockholder's deficit .......     $175,360    $136,711
                                                        =========   =========


  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-in thousands except share and per share amounts)

                                                          For the Three Months             For the Six Months
                                                             Ended June 30,                   Ended June 30,
                                                            2000            1999              2000            1999
                                                        ----------      ----------        ---------          -------

Net sales .........................................     $ 131,177        $ 121,658        $ 245,986        $ 229,756
Cost of sales .....................................       106,277           99,145          200,893          189,435
                                                        ---------        ---------        ---------        ---------
Gross profit ......................................        24,900           22,513           45,093           40,321
Selling, general and administrative expense .......        15,563           14,222           30,020           26,434
Other (income) expense ............................           (81)             101             (106)              52
                                                         ---------        ---------        ---------        --------
Operating income ...................................        9,418            8,190           15,179           13,835
Interest expense ...................................        3,966            3,463            7,474            7,180
                                                         ---------        ---------        ---------        ---------
Income before income taxes .........................        5,452            4,727            7,705            6,655
Income tax provision ...............................        1,225              123            1,733              171
                                                         ---------        ---------        ---------        ---------
Income before extraordinary gain ...................        4,227            4,604            5,972            6,484
Extraordinary gain (loss) ..........................          --               (36)            --                186
                                                         ---------        ---------        ---------        ---------
Net income .........................................    $   4,227        $   4,568        $   5,972        $   6,670
                                                         =========        =========        =========        =========

Basic and diluted income per share:

     Income from continuing operations .............      $ 1,382          $ 1,505          $ 1,952          $ 2,120
     Extraordinary gain (loss) .....................         --                (12)             --                60
                                                          -------           -------          -------         -------
     Net income ....................................      $ 1,382          $ 1,493          $ 1,952          $ 2,180
                                                          =======           =======          =======         =======

Weighted average shares outstanding ................        3,059            3,059            3,059            3,059
                                                          =======           =======          =======         =======






              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                          For the Six Months
                                                             Ended June 30,

                                                             2000        1999
                                                             ----        ----
                                                                (Unaudited)

Cash (used in) provided by operations ....................  $ (6,598)  $  6,920
                                                            --------   --------

Cash flows (used in) provided by investing activities:

     Purchases of businesses net of cash acquired ........   (14,673)      --
     Proceeds from sales of businesses and equipment .....       168     10,903
     Acquisition of property, plant and equipment ........    (8,295)    (4,002)
     Other ...............................................      --          (48)
                                                            --------   --------
         Net cash (used in) provided by investing
             activities...................................   (22,800)     6,853
                                                            --------   --------

Cash flows provided by (used in) financing activities:
     Net proceeds from revolving lines of credit and
         short-term debt .................................    20,676        589
     Proceeds from long-term debt ........................     8,710       --
     Payments of long-term debt and capital leases .......      (868)   (14,964)
                                                            --------   --------
         Net cash provided by (used in) financing
              activities..................................    28,518    (14,375)
                                                            --------   --------
Decrease in restricted cash ..............................      (880)      (602)
Restricted cash, beginning of period .....................       997      2,194
                                                            --------   --------
Restricted cash, end of period ...........................  $    117   $  1,592
                                                            ========   ========

Supplemental information:
     Cash paid for income taxes, net of refunds ..........  $    797   $    376
                                                            ========   ========
     Cash paid for interest ..............................  $  7,059   $  6,799
                                                            ========   ========













              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

     (1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), EFP Corporation, (EFP), and the Specialty Manufacturing Group comprising: Magnetic Instruments Corp., (MIC Group), KWS Manufacturing, Inc., (KWS) and Universal Brixius, Inc., (Universal).

     The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission on Form 10-K.

     (2) Segment Data. The following is a summary of the business segment data (in thousands):

                                                                       For the Three Months               For the Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                   ---------------------------         -------------------
                                                                   2000                1999            2000                1999
                                                                   ----                ----            ----                ----
       Net Sales:
Morgan ...............................................          $  72,021           $  72,899          $ 137,572          $ 137,453
TAG ..................................................             38,099              36,613             70,564             66,404
Specialty Manufacturing Group ........................             12,937               3,428             21,420              8,494
EFP ..................................................              8,350               8,718             16,916             17,405
Intercompany Sales ...................................               (230)               --                 (486)             --
                                                                ---------            ---------          ---------          --------
Net Sales ............................................           $131,177            $121,658           $245,986           $229,756
                                                                 ========            =========          =========          ========

       Operating Income (Loss):

Morgan ...............................................          $  5,550             $  7,047           $  9,327           $ 12,276
TAG ..................................................             2,270                1,815              3,195              2,155
Specialty Manufacturing Group ........................             1,929                 (524)             3,336               (262)
EFP ..................................................               683                  686              1,369              1,286
JBPCO (Corporate) ....................................            (1,014)                (834)            (2,048)            (1,620)
                                                               -----------           ---------           --------          --------
Operating Income .....................................           $ 9,418              $ 8,190            $15,179            $13,835
                                                                ==========           =========           =========          =======

                                                             June 30,       December 31,
       Total Assets as of:                                     2000            1999
                                                            -----------    ------------

Morgan ..............................................         $81,671         $67,229
TAG .................................................          47,691          45,478
Specialty Manufacturing Group .......................          30,077           8,493
EFP .................................................          14,201          13,604
JBPCO (Corporate) ...................................           1,720           1,907
                                                               -------        -------
Total Assets ........................................        $175,360        $136,711
                                                              ========       ========

          Effective June 30, 2000, the operations of Gem Top, which manufactures and distributes light truck caps, primarily to commercial customers, were transferred from Morgan to TAG. The results of operations, for all periods presented, for Morgan and TAG have been restated to reflect the transfer of Gem Top.

     During the six months ended June 30, 2000, MIC Group acquired two corporations, see Note 5 below. The acquired companies operate machining and fabrication businesses, which with MIC Group make up the Specialty Manufacturing Group segment of operations. The total assets acquired were approximately $19,445,000 at June 30, 2000.

     (3) Comprehensive Income. The components of comprehensive income (loss) were as follows (in thousands):
                                       For the Three Months   For the Six Months
                                          Ended June 30,        Ended June 30,
                                       --------------------  -------------------
                                          2000        1999     2000       1999
                                          ----        ----     ----       ----
Net income ...........................   $ 4,227    $ 4,568   $ 5,972    $ 6,670
Foreign currency translation
    adjustments ......................       (78)        59       (83)       136
                                         -------    -------   -------    -------
Comprehensive income .................   $ 4,149    $ 4,627   $ 5,889    $ 6,806
                                         =======    =======   =======    =======



     (4) Inventories. Consolidated net inventories consisted of the following (in thousands):


                                                   June 30,      December 31,
                                                     2000            1999
                                               --------------   -------------
FIFO Basis Inventory:
     Raw Materials  .......................        $32,823        $ 24,990
     Work in Process.......................          8,061           5,296
     Finished Goods .......................          6,100           7,488
                                                 ---------      ----------
Total Inventory     .......................        $46,984        $ 37,774
                                                 =========      ==========



     (5) Acquisitions. Effective March 8, 2000, MIC Group acquired the stock of KWS Manufacturing Company, Inc. (KWS). Based in Joshua, Texas, KWS designs and fabricates bulk material handling equipment. MIC Group paid approximately $5,964,000, net of cash acquired, in cash for the stock of KWS. Goodwill recorded of $1,005,000 will be amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until June 30, 2000 of $3,817,000 and $528,000, respectively, were included in the consolidated results of operations for the six months ended June 30, 2000.

     Effective March 17, 2000, MIC Group acquired the stock of Universal Brixius, Inc. (Universal). Based in Milwaukee, Wisconsin, Universal is a diversified, high-volume contract machining company that produces close tolerance parts from castings and forgings usually provided by its customers. MIC Group paid approximately $11,600,000, net of cash acquired for the stock of Universal, of which $8,725,000 was paid in cash. In addition, $2,875,000 of the purchase price was evidenced by a promissory note payable in 12 consecutive quarterly installments of principal and interest. Goodwill recorded of approximately $3,700,000 will be amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until June 30, 2000 of $3,233,000 and $858,000, respectively, were included in the consolidated results of operations for the six months ended June 30, 2000.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during the six months ended June 30, 2000 had been acquired on January 1, 1999 were as follows (in thousands, except per share amounts):

                                                          For the Six Months
                                                             Ended June 30,
                                                           2000            1999
                                                           ----            ----

Pro forma net sales ................................      $249,221      $240,032
Pro forma operating income .........................        15,555        15,501
Pro forma income before extraordinary gain .........         5,997         7,550
Pro forma net income ...............................         5,997         7,736
Pro forma income per share:
    Income before extraordinary gain ...............      $  1,960      $  2,468
    Net income .....................................      $  1,960      $  2,529

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

     (6) Revolving Loan Agreements. At June 30, 2000, the Company had total borrowing availability of approximately $55,000,000, of which $2,338,000 was used to secure letters of credit. Additionally, $35,961,000 had been borrowed to fund operations, resulting in unused availability of $16,701,000.

     (7) Long-term Debt. During the six months ended June 30, 1999, the Company purchased $15,000,000 of its 2004 12 1/2% Senior Notes. The Company realized a gain of $186,000, net of income taxes of $6,000 and net of deferred loan costs of $332,000, which was recognized as an extraordinary gain in the consolidated statements of operations for the period. As a result of this purchase, the Company held $15,000,000 of its Senior Notes in a brokerage account as of June 30, 2000.

     (8) Income Taxes. The income tax provision of $1,225,000 and $1,733,000 for the three and six month periods ended June 30, 2000, respectively, differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided. The effective tax rate is greater than 1999 as the net operating loss carryforwards against which valuation allowances have been previously provided are completely utilized and the Company begins to utilize the remaining net operating loss carryforwards for which no valuation allowances have been established.

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

(10)     New Accounting Pronouncements.

         Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended, is required to be adopted by the Company in 2001. Because of the Company's limited use of derivatives to manage its exposure to fluctuations in foreign exchange rates, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

          Revenue Recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The effective date of this bulletin was deferred to the fourth quarter of 2000. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company is currently in the process of evaluating the impact SAB 101 will have on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Operations

          During the six months ended June 30, 2000, the Company made two acquisitions. Effective March 8, 2000, the Company acquired the stock of KWS Manufacturing Company, Inc., (KWS) and effective March 17, 2000, the Company acquired the stock of Universal Brixius, Inc. (Universal). KWS and Universal are machining and fabrication operations that are expected to complement the existing machining operations of MIC Group and are part of the Company's Specialty Manufacturing Group segment of operations.

          Effective June 30, 2000, the operations of Gem Top, which manufactures and distributes light truck caps, primarily to commercial customers, were transferred from Morgan to TAG. The following historical financial results and comparisons for Morgan and TAG have been restated to reflect the transfer of Gem Top. Inter-company sales between Gem Top and TAG have been eliminated.

    Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net sales increased $16.2 million or 7% to $246.0 million for the six months ended June 30, 2000 compared to $229.8 million during 1999. KWS and Universal added $7.1 million to sales during the six months ended June 30, 2000. Morgan's sales were $137.6 million which approximated sales during the same period of the prior year. Sales at Morgan's Advanced Handling Systems (AHS) Division decreased $2.9 million or 82% during the six months ended June 30, 2000 because of the loss of the supplier of its principal product. A decrease in unit shipments of 11% to 19,270 units, including a 1,889 unit decrease in consumer rental shipments, was offset by sales of certain higher priced commercial products. The higher levels of consumer rental purchasing activity during 1999 were not repeated during the same period in 2000. TAG sales increased $4.2 million or 6% to $70.6 million due to pricing changes and an improved product mix as well as a 2% increase in unit shipments. EFP sales decreased $0.5 million or 3%, mainly due to a decrease in the tooling products business of $0.4 million. Sales of the MIC Group component of the Specialty Manufacturing Group increased $5.9 million or 69% during the 2000 period as a result of increased demand for products used in the exploration and production of oil and gas.

     Morgan's backlog at June 30, 2000 was $39.7 million compared to $66.3 million at June 30, 1999. Backlog at EFP was $3.5 million at June 30, 2000 compared to $3.3 million at June 30, 1999. Specialty Manufacturing Group's backlog at June 30, 2000 was $13.6 million including a combined backlog of $5.5 million for KWS and Universal compared to $2.5 million at the end of the second quarter of 1999 for MIC Group only.

     Cost of sales rose 6% to $200.9 million for the six months ended June 30, 2000 compared to $189.4 million, during the 1999 period. Gross profit increased 12% to $45.1 million (18% of net sales) during the 2000 period compared to $40.3 million (18% of net sales) for 1999. Gross profit at Morgan decreased $2.6 million to $17.9 million or 13% of sales during the period compared to 15% of sales during the 1999 period. Morgan incurred increased labor costs because of a change in its product mix as well as high labor turnover at its main Pennsylvania plant. TAG's gross profit for the six months ended June 30, 2000 increased $2.0 million or 13%. Although partially reduced by start up costs associated with the new polymer based tonneau product, TAG's gross profit as a percent of sales increased to 24% during the 2000 period compared to 23% during 1999 due to improved pricing of its products. Gross profit increased $0.2 million or 7% at EFP because of reduced costs due to product mix changes and improved manufacturing processes. Specialty Manufacturing Group's gross profit increased $5.2 million during 2000 compared to 1999. MIC group's gross profit increased $2.6 million and the operations of KWS and Universal, acquired during the period, added $2.6 million. Gross profit at MIC Group increased to $3.7 million (26% of sales) during 2000 compared to $1.1 million (14% of sales) in 1999 due to reduced labor and material costs relative to increased sales and improved overhead absorption.

     Selling, general and administrative expenses increased $3.6 million or 13% to $30.0 million (12% of net sales) for the six months ended June 30, 2000 compared to $26.4 million (12% of net sales) during 1999. The increase in selling, general and administrative expense was due primarily to combined costs of $1.2 million at KWS and Universal acquired during the period.

     Operating income increased 10% or $1.4 million to $15.2 million (6% of net sales) for the six months ended June 30, 2000 compared to $13.8 million (6% of net sales) in 1999. Specialty Manufacturing Group's operating income increased $3.6 million, MIC Group's operating income increased $2.2 million to $2.0 million and KWS and Universal, together contributed $1.4 million subsequent to their being acquired in March 2000. Morgan's operating income decreased $2.9 million for the period. The decrease was primarily the result of a $0.7 million decrease at its AHS Division and higher labor and overhead costs associated with the change in product mix. TAG and EFP's operating incomes increased $1.0 million and $0.1 million, respectively.

     Interest expense was $7.5 million for the six months ended June 30, 2000, 4% greater than the $7.2 million during the same period in 1999. The increase was due to increased revolver borrowings and long-term debt associated with the acquisitions of KWS and Universal during March 2000, offset by lower bond interest as a result of the purchase of $15.0 million of the Company's 2004 12 1/2 % Senior Notes during the six months ended June 30, 1999.

     The income tax provision for the three and six month periods ended June 30, 2000 of 22 1/2% differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided. The effective income tax rate during fiscal 2000 is greater than 1999 as the net operating loss carryforwards against which valuation allowances have been provided are completely utilized and the Company begins to utilize the remaining net operating loss carryforwards for which no valuation allowance has been established.

               Second Quarter 2000 Compared to Second Quarter 1999

     Net sales increased $9.5 million or 8% to $131.2 million for the quarter ended June 30, 2000 compared to $121.7 million during the 1999 period. KWS and Universal, acquired during the first quarter of 2000, contributed $5.6 million to the increase in sales during the quarter ended June 30, 2000. MIC Group sales, that are included in the Specialty Manufacturing Group sales, increased $3.9 million or 113% on higher activity at its oilfield services customers as well as a 165% increase in sales to non-energy related customers. TAG sales increased $1.5 million or 4% to $38.1 million due to pricing changes, an improved product mix and a 3% increase in unit shipments. Morgan's sales decreased 1% or $0.9 million, including a $2.5 million decrease at its AHS Division. Shipments of consumer rental products decreased 11% or 856 units and commercial product shipments decreased 3% or 222 units. EFP sales decreased $0.4 million or 4%, mainly due to a $0.2 million decrease in the tooling products business.

     Cost of sales rose 7% to $106.3 million for the quarter ended June 30, 2000 compared to $99.2 million, during the 1999 period. Gross profit increased 11% to $24.9 million (19% of net sales) during the 2000 quarter compared to $22.5 million (19% of net sales) for 1999. Specialty Manufacturing Group's gross profit increased $3.6 million during 2000 compared to 1999 as a result of a $1.6 million increase at MIC Group on increased sales and $2.0 million of gross profit from the operations of KWS and Universal acquired during the first quarter of 2000. Gross profit as a percentage of sales at MIC Group increased to 25% during 2000 compared to 6% in 1999 due to reduced labor costs and improved overhead absorption. Gross profit at Morgan decreased $1.9 million (17%) to $9.6 million or 13% of sales compared to 16% of sales during 1999, primarily due to increased labor and overhead costs and the loss of sales by its AHS Division. TAG's gross profit for the quarter ended June 30, 2000 increased $0.7 million or 7%. Although partially reduced by increased material costs associated with the start up of production of the new polymer based tonneau product, TAG's gross profit as a percent of sales increased to 26% during the 2000 period compared to 25% during 1999 due to improved pricing of its products. Gross profit increased 1% at EFP because of reduced material and labor costs due to product mix changes and improved manufacturing processes.

     Selling, general and administrative expenses increased $1.4 million or 9% to $15.6 million (12% of net sales) for the quarter ended June 30, 2000 compared to $14.2 million (12% of net sales) during 1999. The increase in selling, general and administrative expense is due primarily to $1.0 million associated with KWS and Universal acquired during the first quarter of 2000.

     Operating income increased 15% or $1.2 million to $9.4 million (7% of net sales) for the quarter ended June 30, 2000 compared to $8.2 million (7% of net sales) in 1999. Specialty Manufacturing Group's operating income increased $2.5 million primarily due a $1.5 million increase at MIC Group and contributions from KWS and Universal of $1.0 million. TAG's operating income increased 25% or $0.5 million. Morgan's operating income decreased $1.5 million for the period primarily as a result of a $0.7 million decrease in its AHS Division's operating profits, high labor turnover and increased expenditures for the expansion of its parts and service business. EFP's operating income of $0.7 million was the same as the comparable prior period despite a 4% decrease in revenues.

     Interest expense was $4.0 million for the quarter ended June 30, 2000, 15% greater than the $3.5 million during the same period in 1999. The increase was due to higher revolver borrowings and long-term debt associated with the acquisitions of KWS and Universal and increased funding requirements by operations.

Liquidity and Capital Resources

     The Company used proceeds from its revolving line of credit of $20.7 million and net proceeds of $8.7 million from long-term debt to fund acquisitions of $14.7 million, capital additions of $8.3 million and $6.6 million to fund operations. The increased funding requirements of operations was due primarily to an increase in receivables and inventory at Morgan of $10.2 million as a result of an increase in its investment in the commercial products and the parts and service businesses. Working capital at June 30, 2000 was $16.4 million compared to $19.0 million at December 31, 1999 and $17.1 million at June 30, 1999.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At August 1, 2000, the Company had unused available borrowing capacity of approximately $18.0 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreements at June 30, 2000 were $36.0 million compared to $15.3 million at December 31, 1999 and $19.0 million at June 30, 1999.

     Capital expenditures for the six months ended June 30, 2000 were $8.3 million compared to $4.0 million during the same period in 1999. Expenditures during the six months ended June 30, 2000 included $3.1 million at Morgan for two new production facilities, a corporate office and warehouse facility and three new parts and service facilities.

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

                                 J.B. POINDEXTER & CO., INC.
                                        (Registrant)


Date:    August 10, 2000          By:   S. Magee
                                  --------------
                                  S. Magee, Chief Financial Officer and Director

                                  By:   R.S. Whatley
                                  ------------------
                                  R. S. Whatley, Principal Accounting Officer