Form 10-Q
period 2000-09-30
POINDEXTER J B & CO INC
filed 2000-11-14
CIK 918962

United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------
                                       OR

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

                                 (713) 655-9800
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 1, 2000.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                                   September 30,    December 31,
                                                       2000             1999
                                                   -------------   -------------
                                                           (Unaudited)

Current assets

Restricted cash ...................................  $  2,371       $    997
Accounts receivable, net of allowance for doubtful
    accounts of $1,089 and $1,121, respectively....    38,623         33,114
Inventories, net ..................................    41,643         37,774
Deferred income taxes .............................     2,320          2,307
Prepaid expenses and other ........................     1,201            829
                                                     --------       --------
         Total current assets .....................    86,158         75,021
Property, plant and equipment, net ................    51,459         37,332
Goodwill, net .....................................    19,562         14,711
Deferred income taxes .............................     2,758          5,229
Other assets ......................................     4,208          4,418
                                                     --------       --------
Total assets ......................................  $164,145       $136,711
                                                     ========       ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

Current portion of long-term debt ................   $  3,448       $    576
Borrowings under the revolving credit facilities .     27,071         15,286
Accounts payable .................................     20,300         21,792
Accrued compensation and benefits ................      6,968          9,548
Accrued interest .................................      4,051          1,404
Accrued income taxes .............................        501            910
Other accrued liabilities ........................      7,410          6,467
                                                     --------       --------
    Total current liabilities ....................     69,749         55,983
                                                     --------       --------
Noncurrent liabilities
Long-term debt, less current portion .............     92,087         85,404
Employee benefit obligations and other ...........      3,908          3,347
                                                     --------       --------
    Total noncurrent liabilities .................     95,995         88,751
                                                     --------       --------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in-capital .................     16,486         16,486
Cumulative other elements of comprehensive income.       (471)          (316)
Accumulated deficit ..............................    (17,614)       (24,193)
                                                     ---------      ---------
    Total stockholder's deficit ..................     (1,599)        (8,023)
                                                     ---------      ---------
    Total liabilities and stockholder's deficit ..   $164,145       $136,711
                                                     =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-in thousands except share and per share amounts)


                                                                       For the Three Months                For the Nine Months

                                                                        Ended September 30,                 Ended September 30,

                                                                         2000            1999              2000          1999
                                                                      ----------      ----------        ---------     -------


Net sales ...................................................        $ 106,063         $ 103,880        $ 352,049         $ 333,636
Cost of sales ...............................................           87,908            84,930          288,801           274,365
                                                                     ---------         ---------        ---------         ---------
Gross profit ................................................           18,155            18,950           63,248            59,271
Selling, general and administrative expense .................           14,562            13,572           44,582            40,355
Other (income) expense ......................................               40                35              (66)             (262)
                                                                     ---------         ---------        ---------         ---------
Operating income ............................................            3,553             5,343           18,732            19,178
Interest expense ............................................            3,739             3,228           11,213            10,408
                                                                     ---------         ---------        ---------         ---------
Income (loss) before income taxes ...........................             (186)            2,115            7,519             8,770
Income tax provision (benefit) ..............................             (793)               57              940               228
                                                                     ---------         ---------        ---------         ---------
Income before extraordinary gain ............................              607             2,058            6,579             8,542
Extraordinary gain ..........................................             --                --               --                 186
                                                                     ---------         ----------        ---------        ---------

Net income...................................................        $     607         $   2,058        $   6,579         $   8,728
                                                                     =========         ==========       =========         =========


Basic and diluted income per share:

Income from operations ......................................        $     198         $     673        $   2,150         $   2,792
Extraordinary gain ..........................................            --               --               --                    61
                                                                     ---------         ---------        ----------        ---------

     Net income..............................................        $     198         $     673        $   2,150         $   2,853
                                                                     =========         =========        ==========        =========


Weighted average shares outstanding..........................           3,059             3,059            3,059            3,059
                                                                        =====             =====            =====            =====












        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                            For the Nine Months
                                                            Ended September 30,
                                                            -------------------
                                                             2000        1999
                                                             ----        ----
                                                                (Unaudited)

Cash provided by operations .......................       $  8,013     $ 11,133
                                                          --------     --------

Cash flows (used in) provided by investing activities:

     Purchases of businesses net of cash acquired ......   (14,673)        --
     Proceeds from sales of businesses and equipment ...       888       10,903
     Acquisition of property, plant and equipment ......   (11,123)      (6,717)
                                                           --------     --------
     Net cash (used in) provided by investing
        activities......................................   (24,908)       4,186
                                                           --------     --------

Cash flows provided by (used in) financing activities:
     Net proceeds from (payments to) revolving lines
        of credit and short-term debt ..................    11,590       (1,314)
     Proceeds from long-term debt ......................     8,710          --

     Payments of long-term debt and capital leases .....    (2,031)     (15,208)
                                                           --------     --------
      Net cash provided by (used in) financing
         activities.....................................    18,269      (16,522)
                                                           --------     --------
Increase (decrease) in restricted cash .................     1,374       (1,203)
Restricted cash, beginning of period ...................       997        2,194
                                                           --------     --------

Restricted cash, end of period .........................  $  2,371     $    991
                                                          =========    =========

Supplemental information:
     Cash paid for income taxes, net of refunds ........  $  1,349     $    453
                                                          =========    =========
     Cash paid for interest ............................  $  7,804     $  7,266
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

     The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1999 filed with the Securities and Exchange Commission on Form 10-K.

(2) Segment Data. The following is a summary of the business segment data (in thousands):

                                                                      For the Three Months                  For the Nine Months

                                                                       Ended September 30,                  Ended September 30,
                                                                   --------------------------              ---------------------
                                                                   2000                1999               2000              1999
                                                                   ----                ----               ----              ----
       Net Sales:

Morgan .............................................          $  51,556           $  59,162           $ 189,127           $ 196,615
TAG ................................................             32,925              32,891             103,489              99,295
Specialty Manufacturing Group ......................             13,170               3,477              34,590              11,971
EFP ................................................              8,704               8,633              25,620              26,038
Intercompany Sales .................................               (292)               (283)               (777)               (283)
                                                              ---------           ---------           ---------           ---------
Net Sales ..........................................          $ 106,063           $ 103,880           $ 352,049           $ 333,636
                                                              =========           =========           =========           =========

       Operating Income (Loss):

Morgan .............................................          $   1,555           $   4,616           $  10,882           $  16,892
TAG ................................................                955               1,243               4,150               3,399
Specialty Manufacturing Group ......................              1,388                (324)              4,724                (587)
EFP ................................................                670                 784               2,039               2,070
JBPCO (Corporate) ..................................             (1,015)               (976)             (3,063)             (2,596)
                                                              ----------          ----------          ----------          ---------
Operating Income ...................................          $   3,553           $   5,343           $  18,732           $  19,178
                                                              ==========          ==========          ==========          =========

                                                                              September 30,              December 31,
       Total Assets as of:                                                       2000                        1999
                                                                         --------------------            ------------
       Morgan........................................                          $  72,070                  $  67,229
       TAG...........................................                             47,757                     45,478
       Specialty Manufacturing Group.................                             29,326                      8,493
       EFP...........................................                             13,233                     13,604
       JBPCO (Corporate).............................                              1,759                      1,907
                                                                               ---------                  ---------
       Total Assets..................................                          $ 164,145                  $ 136,711
                                                                               =========                  =========

     During the nine months ended September 30, 2000, MIC Group acquired two corporations, see Note 5 below. The acquired companies operate machining and fabrication businesses, which with MIC Group make up the Specialty Manufacturing Group segment of operations. The total assets acquired were approximately $18,741,000 at September 30, 2000.

(3) Comprehensive Income. The components of comprehensive income (loss) were as follows (in thousands):

                                       For the Three Months  For the Nine Months
                                        Ended September 30,  Ended September 30,
                                     ---------------------- --------------------
                                          2000       1999      2000        1999
                                          ----       ----      ----        ----
Net income (loss) ...................   $   607    $ 2,058    $ 6,579    $ 8,728
Foreign currency translation
    adjustments .....................       (72)       (25)      (155)       111
                                        -------    -------    -------    -------
Comprehensive income (loss) .........   $   535    $ 2,033    $ 6,424    $ 8,839
                                        =======    =======    =======    =======



(4) Inventories. Consolidated net inventories consisted of the following (in thousands):


                                                September 30,      December 31,
                                                    2000               1999
                                               --------------     -------------
FIFO Basis Inventory:
     Raw Materials  ...........................   $ 28,299           $ 24,990
     Work in Process...........................      6,807              5,296
     Finished Goods ...........................      6,537              7,488
                                                  --------           --------
Total Inventory     ...........................   $ 41,643           $ 37,774
                                                  ========           ========



(5) Acquisitions. Effective March 8, 2000, MIC Group acquired the stock of KWS Manufacturing Company, Inc. (KWS). Based in Joshua, Texas, KWS designs and fabricates bulk material handling equipment. MIC Group paid approximately $5,964,000, net of cash acquired, in cash for the stock of KWS. Goodwill recorded of $1,323,000 will be amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until September 30, 2000 of $6,437,000 and $552,000, respectively, were included in the consolidated results of operations for the nine months ended September 30, 2000.

     Effective March 17, 2000, MIC Group acquired the stock of Universal Brixius, Inc. (Universal). Based in Milwaukee, Wisconsin, Universal is a diversified, high-volume contract machining company that produces close tolerance parts from castings and forgings usually provided by its customers. MIC Group paid approximately $11,600,000, net of cash acquired for the stock of Universal, of which $8,725,000 was paid in cash. In addition, $2,875,000 of the purchase price was evidenced by a promissory note payable in 12 consecutive quarterly installments of principal and interest. Goodwill recorded of approximately $4,364,000 will be amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until September 30, 2000 of $6,174,000 and $1,489,000, respectively, were included in the consolidated results of operations for the nine months ended September 30, 2000.

     The Company's consolidated results of operations on an unaudited pro forma basis, as though the businesses acquired during the nine months ended September 30, 2000 had been acquired on January 1, 1999 were as follows (in thousands, except per share amounts):

                                                          For the Nine Months
                                                          Ended September 30,
                                                           2000          1999
                                                           ----          ----

Pro forma net sales ................................      $356,704      $349,605
Pro forma operating income .........................        19,486        21,478
Pro forma income before extraordinary gain .........         7,054         9,377
Pro forma net income ...............................         7,054         9,563
Pro forma income per share:
    Income before extraordinary gain ...............      $  2,306      $  3,065
    Net income .....................................      $  2,306      $  3,126

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

(6) Revolving Loan Agreements. At September 30, 2000, the Company had total borrowing availability of approximately $48,800,000, of which $3,500,000 was used to secure letters of credit. Additionally, $27,071,000 had been borrowed to fund operations, resulting in unused availability of $18,229,000.

(7) Long-term Debt. During the nine months ended September 30, 1999, the Company purchased $15,000,000 of its 2004 12 1/2% Senior Notes. The Company realized a gain of $186,000, net of income taxes of $6,000 and net of deferred loan costs of $332,000, which was recognized as an extraordinary gain in the consolidated statements of operations for the period. As a result of this purchase, the Company held $15,000,000 of its Senior Notes in a brokerage account as of September 30, 2000.

(8) Income Taxes. The income tax benefit of $(793,000) and a provision of $940,000 for the three and nine month periods ended September 30, 2000, respectively, differ from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided. The effective tax rate is greater than 1999 as the net operating loss carryforwards against which valuation allowances have been previously provided are completely utilized and the Company begins to utilize the remaining net operating loss carryforwards for which no valuation allowances have been established.

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

(10)      New Accounting Pronouncements

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

     Revenue Recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Second Amendment: Revenue Recognition in Financial Statements. SAB 101B delayed the implementation date of SAB 101 until no later that the fourth fiscal quarter of 2000. The Company will adopt SAB 101 pursuant to SAB 101B (including the recent Frequently Asked Questions and Answers document issued by the SEC in October 2000) as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Operations

     During the nine months ended September 30, 2000, the Company made two acquisitions. Effective March 8, 2000, the Company acquired the stock of KWS Manufacturing Company, Inc., (KWS) and effective March 17, 2000, the Company acquired the stock of Universal Brixius, Inc. (Universal). KWS and Universal are machining and fabrication operations that are expected to complement the existing machining operations of MIC Group and are part of the Company's Specialty Manufacturing Group segment of operations.

     Effective June 30, 2000, the operations of Gem Top, which manufactures and distributes light truck caps, primarily to commercial customers, were transferred from Morgan to TAG. The following historical financial results and comparisons for Morgan and TAG have been restated to reflect the transfer of Gem Top.

                Nine Months Ended September 30, 2000 Compared to
                      Nine Months Ended September 30, 1999

     Net sales increased $18.4 million or 6% to $352.0 million for the nine months ended September 30, 2000 compared to $333.6 million during 1999. KWS and Universal added $12.6 million to sales during the nine months ended September 30, 2000. Morgan's sales were $189.1 million compared to sales of $196.6 million during the same period of the prior year. Sales at Morgan's Advanced Handling Systems (AHS) Division decreased $5.7 million or 90% during the nine months ended September 30, 2000 because of the loss of the supplier of its principal product. A decrease in unit shipments of 13% to 22,800 units, included a 1,869 or 38% unit decrease in consumer rental shipments. The higher levels of consumer rental production during 1999 were not repeated during the same period in 2000. TAG sales increased $4.2 million or 4% to $103.5 million due to pricing changes and an improved product mix. EFP sales decreased slightly to $25.6 million compared to $26.0 million. Sales of the MIC Group component of the Specialty Manufacturing Group increased $10.0 million or 84% during the 2000 period as a result of increased demand for products used in the exploration and production of oil and gas.

     Morgan's backlog at September 30, 2000 was $30.5 million compared to $54.9 million at September 30, 1999, reflecting a general reduction in orders from Morgan's major customers. Backlog at EFP was $3.3 million at September 30, 2000 compared to $3.7 million at September 30, 1999. Specialty Manufacturing Group's backlog at September 30, 2000 was $15.2 million including a combined backlog of $6.2 million for KWS and Universal. MIC Group's backlog was $9.0 million at September 30, 2000 compared to $4.6 million at the end of the third quarter of 1999.

     Cost of sales rose 5% to $288.8 million for the nine months ended September 30, 2000 compared to $274.4 million, during the 1999 period. Gross profit increased 7% to $63.2 million (18% of net sales) during the 2000 period compared to $59.3 million (18% of net sales) for 1999. Gross profit at Morgan decreased $6.5 million to $23.0 million or 12% of sales during the period compared to $29.4 million or 15% of sales during the 1999 period. Morgan incurred increased labor and overhead costs relative to sales and has implemented plans to reduce labor costs during the fourth quarter of 2000. TAG's gross profit for the nine months ended September 30, 2000 increased $2.0 million or 9%. Although partially reduced by start up costs associated with the new polymer based tonneau product,

TAG's gross profit as a percent of sales increased to 24% during the 2000 period compared to 23% during 1999 due to improved pricing of its products. Gross profit remained 20% of sales at EFP. Specialty Manufacturing Group's gross profit increased $8.4 million during 2000 compared to 1999. MIC Group's gross profit increased $4.0 million and the operations of KWS and Universal, acquired during the period, added $4.4 million. Gross profit at MIC Group increased to $5.6 million (25% of sales) during 2000 compared to $1.5 million (13% of sales) in 1999 due to improved labor efficiency and overhead absorption on higher sales.

     Selling, general and administrative expenses increased $4.2 million or 10% to $44.6 million (13% of net sales) for the nine months ended September 30, 2000 compared to $40.4 million (12% of net sales) during 1999. The increase in selling, general and administrative expense was due primarily to combined costs of $2.2 million at KWS and Universal acquired during the period and a $0.7 million increase in selling expense at MIC Group where sales increased 84% for the period compared to the prior year.

     Operating income decreased 2% or $0.4 million to $18.7 million (5% of net sales) for the nine months ended September 30, 2000 compared to $19.2 million (6% of net sales) in 1999. Specialty Manufacturing Group's operating income increased $5.3 million, MIC Group's operating income increased $3.3 million to $2.7 million and KWS and Universal, together contributed $2.1 million subsequent to their being acquired in March 2000. Morgan's operating income decreased $0.4 million for the period. The decrease was primarily the result of a $1.3 million decrease in earnings at its AHS Division and higher labor and overhead costs. TAG's operating income increased $0.8 million. EFP's operating income remained at 1999 levels.

     Interest expense was $11.2 million for the nine months ended September 30, 2000, 8% greater than the $10.4 million during the same period in 1999. The increase was due to increased revolving credit borrowings and long-term debt associated with the acquisitions of KWS and Universal during March 2000, offset by lower bond interest as a result of the purchase of $15.0 million of the Company's 2004 12 1/2 % Senior Notes during the six months ended June 30, 1999.

     The income tax provision for the nine-month period ended September 30, 2000 of 12.5% differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided. The effective income tax rate during fiscal 2000 is greater than 1999 as the net operating loss carryforwards against which valuation allowances have been provided are completely utilized and the Company begins to utilize the remaining net operating loss carryforwards for which no valuation allowance has been established.

                Third Quarter 2000 Compared to Third Quarter 1999

     Net sales increased $2.2 million or 2% to $106.1 million for the quarter ended September 30, 2000 compared to $103.9 million during the 1999 period. KWS and Universal, acquired during the first quarter of 2000, contributed $5.6 million to the increase in sales during the quarter ended September 30, 2000. MIC Group sales, that are included in the Specialty Manufacturing Group sales, increased $4.1 million or 119% due to higher activity of its oilfield services customers as well as a 123% increase in sales to non-energy related customers. TAG sales of $32.9 million were consistent with the prior year period. Morgan's sales during the third quarter decreased 13% or $7.6 million from $59.2 million to $51.6 million. The reduction in Morgan's sales for the period was attributable to $2.7 million less in sales by its Advanced Handling Systems division and a $5.4 million decline in commercial sales. EFP sales remained the same as 1999.

     Cost of sales rose 4% to $87.9 million for the quarter ended September 30, 2000 compared to $84.9 million, during the 1999 period and gross profit decreased 4% to $18.2 million (17% of net sales) during the 2000 quarter compared to $19.0 million (18% of net sales) for 1999. Specialty Manufacturing Group's gross profit increased $3.2 million during 2000 compared to 1999 as a result of a $1.5 million increase at MIC Group on increased sales and $1.7 million of gross profit from the operations of KWS and Universal acquired during the first quarter of 2000. Gross profit as a percentage of sales at MIC Group increased to 24% during 2000 compared to 11% in 1999 due to better labor utilization and improved overhead absorption. Gross profit at Morgan decreased $3.9 million (43%) to $5.0 million or 10% of sales compared to 15% of sales during 1999. Morgan's reduction in gross profit was primarily due to the lower absorption of overhead costs on lower sales and the loss of sales at its AHS division. TAG's gross profit for the quarter ended September 30, 2000 was $7.9 million or 24% consistent with the prior year period. Gross profit decreased 8% to $1.6 million or 19% of sales at EFP because of increased raw material costs.

     Selling, general and administrative expenses increased $1.0 million or 7% to $14.6 million (14% of net sales) for the quarter ended September 30, 2000 compared to $13.6 million (13% of net sales) during 1999. The increase in selling, general and administrative expense is due primarily to $1.0 million associated with KWS and Universal acquired during the first quarter of 2000 whose results are not included in the 1999 period.

     Operating income decreased 34% or $1.8 million to $3.6 million (3% of net sales) for the quarter ended September 30, 2000 compared to $5.3 million (5% of net sales) in 1999. Specialty Manufacturing Group's operating income increased $1.7 million due to a $1.1 million increase at MIC Group and contributions from KWS and Universal totaling $0.7 million. TAG's operating income decreased 23% or $0.3 million. Morgan's operating income decreased $3.0 million for the period primarily as a result of a $0.6 million decrease in its AHS Division operating profits and higher overhead costs. Morgan has implemented plans to reduce labor and overhead costs. EFP's operating income of $0.7 million was the same as the comparable prior period.

     Interest expense was $3.7 million for the quarter ended September 30, 2000, 16% greater than the $3.3 million during the same period in 1999. The increase was due to higher revolving credit borrowings and long-term debt associated with the acquisitions of KWS and Universal and increased funding requirements for operations.

Liquidity and Capital Resources

     Net cash provided by operations decreased $3.1 million during the nine months ended September 30, 2000 compared to the same period in 1999 due primarily to the $2.9 million decrease in net income. Working capital at September 30, 2000 was $16.4 million compared to $19.0 million at December 31, 1999 and $17.9 million at September 30, 1999. The decline at September 30, 2000 compared to September 30, 1999 is due primarily to increased revolver borrowings at Morgan to fund operations and capital expenditures.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At November 3, 2000, the Company had unused available borrowing capacity of approximately $20.7 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at September 30, 2000 were $27.1 million compared to $15.3 million at December 31, 1999 and $17.2 million at September 30, 1999.

     Capital expenditures for the nine months ended September 30, 2000 were $11.1 million compared to $6.7 million during the same period in 1999. Expenditures during the nine months ended September 30, 2000 included $4.5 million at Morgan for two new production facilities, a corporate office and warehouse facility and three new parts and service facilities.

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

PART II. OTHER INFORMATION

Item 3. Other Information

              None

Item 4. Exhibits and Reports on Form 8-K

              Exhibits

10.1.7    Amendment No. 2 to Loan and Security  Agreement by and among  Congress
               Financial Corporation and J.B. Poindexter & Co., Inc., dated June 30, 1998
10.1.8    Amendment No. 3 to Loan and Security  Agreement by and among  Congress
               Financial Corporation and J.B. Poindexter & Co., Inc., dated June 24, 1999
10.1.9    Amendment No. 4 to Loan and Security  Agreement by and among  Congress
               Financial Corporation and J.B. Poindexter & Co., Inc., dated February 25, 2000
10.1.10   Amendment No. 5 to Loan and Security  Agreement by and among  Congress
               Financial Corporation and J.B. Poindexter & Co., Inc., dated March 8, 2000
10.1.11   Amendment No. 6 to Loan and Security  Agreement by and among  Congress
               Financial Corporation and J.B. Poindexter & Co., Inc., dated March 17, 2000
10.1.12   Amendment No. 7 to Loan and Security  Agreement by and among  Congress
               Financial  Corporation and J.B.  Poindexter & Co., Inc.,  dated ,
               2000
10.1.13   Amendment No. 8 to Loan and Security  Agreement by and among  Congress
               Financial Corporation and J.B. Poindexter & Co., Inc., dated October 31, 2000


                Form 8-K

                None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     J.B. POINDEXTER & CO., INC.
                                              (Registrant)


Date: November 13, 2000              By:   S. Magee
                                     -------------------------------------
                                     S. Magee, Chief Financial Officer and
                                          Director

                                     By:   R.S. Whatley
                                     -------------------------------------
                                     R. S. Whatley, Principal Accounting Officer