Form 10-K
period 2000-12-31
POINDEXTER J B & CO INC
filed 2001-04-02
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

======================================================================================================================================= =============================================================================================

(Mark one) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission file number 33-75154

J.B. POINDEXTER & CO., INC.

(Exact name of registrant as specified in its charter)

Incorporated pursuant to the Laws of Delaware State

Internal Revenue Service — Employer Identification No. 76-0312814

1100 Louisiana Suite 5400, Houston, Texas 77002

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

The number of shares outstanding of each of the registrants' classes of common stock as of March 20, 2001: 3059 Documents Incorporated by Reference: None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I.

Item 1. Business

     J.B. Poindexter & Co., Inc. ("JBPCO") operates primarily manufacturing businesses. JBPCO's operating subsidiaries are Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), EFP Corporation, ("EFP") and the Specialty Manufacturing Group comprising Magnetic Instruments Corp., ("MIC Group") and its subsidiaries: KWS Manufacturing, Inc., ("KWS") and Universal Brixius, Inc., ("Universal").

     Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John B. Poindexter. In May 1994, the Company completed an initial public offering of $100 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering"). Concurrent with the Note Offering, the Company acquired, from John B. Poindexter and various minority interests, TAG, Lowy Group, EFP and the Specialty Manufacturing Group. During 1998, the Company's management made the strategic decision to concentrate resources on the Company's manufacturing operations. Consequently, the retail and wholesale distribution operations of TAG were sold or closed down and the operations of Lowy Group were sold. These operations are treated as discontinued operations for all relevant periods in the Consolidated Financial Statements of the Company. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

     The Company operates and manages its subsidiaries within four separate business segments. See Note 3 to the Consolidated Financial Statements of the Company.

Morgan

     Morgan is the nation's largest manufacturer of commercial van bodies (“van bodies”) for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its 105 authorized distributors, six manufacturing plants and six service facilities are in strategic locations to provide nationwide service to its customers, including rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania, and was acquired in 1990.

     Morgan’s van bodies are manufactured and installed on truck chassis, which are classified by hauling capacity or gross vehicular weight rating (“GVWR”). There are eight classes of GVWR. Morgan generally manufactures products for Classes 3 through 7, those having a GVWR of between 10,001 pounds (light-duty dry freight vans) and 33,000 pounds (medium-duty trucks). It generally does not manufacture products for Classes 1 or 2 (pickup trucks) or Class 8. The principal products offered by Morgan are the following:

     Dry Freight Bodies (Classes 3-7). Dry freight bodies are typically fabricated with pre-painted aluminum or fiberglass reinforced plywood (“FRP”) panels, aerodynamic front-end treatment, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. These products are used for diversified dry freight transportation and represent more than one-half of Morgan’s sales.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

     Refrigerated Van Bodies (Classes 3-7). Refrigerated vans are equipped with insulated aluminum or FRP bodies that accommodate controlled temperature and refrigeration needs of end-users. These products are used primarily on trucks that transport dairy products, frozen foods and meats.

     Cutaway Van Bodies(Classes 3-5). Aluminum or FRP cutaway van bodies are installed only on cutaway chassis, which are available with or without access to the cargo area from the cab. Cutaway bodies are used primarily for local delivery of parcels, freight and perishables.

     Stake Bodies and Flatbeds. Morgan also manufactures stake bodies, which are flatbeds with various configurations of removable sides. Stake bodies are used for the movement of a variety of materials for the agricultural and construction industries, among others.

     Beltrami Door Company. During the year ended December 31, 1999, Morgan acquired the assets of the Beltrami Door Company, which manufactures overhead doors for use on van bodies produced by Morgan and other truck body manufacturers. Beltrami manufactures standard overhead doors constructed primarily of laminated wood; however, it has developed a door manufactured from composite material.

     Some of the components of Morgan’s products, such as certain patented methods for making curtained doors for vehicle bodies, are proprietary. Morgan distributes spare parts through and offers limited service programs at its own service and parts facilities and through its 105 authorized distributors.

      Customers and Sales. The truck body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, “fleet/leasing customers”); and (2) truck dealers and distributors who sell vehicles to others (collectively, “dealer/distributor customers”).

      Morgan’s net sales constituted 52%, 58% and 52% of the Company’s total net sales in 2000, 1999 and 1998, respectively. Morgan’s revenue is generated by five sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors (“Commercial Sales”); (2) sales to consumer rental companies (“Consumer Rental Sales”); (3) parts and service; (4) the Advanced Handling Systems Division and (5)Beltrami Door.

      Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local moving vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, usually in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan's business.

      Morgan's two largest customers, Ryder Truck Leasing, Inc. and Penske Truck Leasing, L.P., have, together, historically represented approximately 50% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years and management considers relations with each to be good. Sales to these customers represented 24%, 31% and 26% of the Company's consolidated net sales during the years 2000, 1999 and 1998, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

      Morgan sells products through its own sales force and through independent distributors. Most of the distributors sell a wide variety of truck related equipment to truck dealers and end-users.

      Manufacturing and Supplies. Morgan operates manufacturing, body mounting and service facilities in Pennsylvania, Wisconsin, Georgia, Texas, Arizona and New York. It also has sales, service and body mounting facilities in Mexico, Florida, California and Colorado.

     Generally, all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. Revenue is recognized and the customer is billed upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 2000 and 1999, Morgan's total backlog was approximately $38.7 million and $70.3 million, respectively. All of the products under the orders outstanding at December 31, 2000 are expected to be shipped during 2001.

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

TAG

      TAG is primarily a manufacturing operation consisting of Leer, 20th Century Fiberglass (Century), Raider Industries Inc. (Raider), and Gem Top. TAG also operates Midwest Truck Aftermarket (MTA), which is a wholesale distribution business and; three retail stores, one of which is an integral part of a manufacturing facility operated by Leer. During 1999, the Company completed the disposition of primarily all of the other distribution business of TAG, which were, accordingly, treated as discontinued in the

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Consolidated Financial Statements for the periods ended December 31, 1999 and 1998. See Note 15 to the Consolidated Financial Statements of the Company.

      TAG is the nation's largest manufacturer of pickup truck caps and tonneau covers and its products are marketed under the brand names Leer, Raider, LoRider, Century and Gem Top. Caps and tonneau covers are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. TAG's seven manufacturing plants and its network of over 1,260 independent dealers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. TAG's net sales constituted 30%, 30% and 31% of the Company's total net sales during 2000, 1999 and 1998, respectively. Formed in 1971, TAG is headquartered in Elkhart, Indiana and was acquired in 1987.

      Customer and Sales. Most of TAG's products are purchased by individuals through dealers. TAG's products are sold through a national network of independent dealers. TAG also sells its products in Canada and Europe. In 2000, foreign sales (primarily in Canada) represented approximately 9% of TAG's total sales or less than 3% of the Company's total net sales.

      Manufacturing and Supplies. TAG designs and manufactures caps and tonneau covers in seven manufacturing facilities located in California, Indiana, Pennsylvania, Oregon and Saskatchewan, Canada. TAG maintains an inventory of raw materials necessary to manufacture its products. Raw materials are obtained from a variety of sources and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG's production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company. TAG's products are typically manufactured upon receipt of an order by the dealer and, consequently, backlog at TAG represents between one and two weeks production or approximately $2 million.

      TAG developed and began shipments in 2000 of a tonneau cover manufactured from a polymer-based product marketed under the name Telene.

      Industry. Sales of caps and tonneaus tend to correspond to the level of new pickup truck sales. Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the summer and winter.

      Competition. The cap and tonneau cover industry is highly competitive. Competitive factors include product availability, quality and price.

Specialty Manufacturing Group

      During the year ended December 31, 2000, MIC Group acquired 100% of the stock of KWS located in Joshua, Texas and 100% of the stock of Universal located in Milwaukee, Wisconsin. The combined operations of these three companies are now referred to as the Specialty Manufacturing Group.

      The Specialty Manufacturing Group manufactures precision metal parts, bulk material handling equipment and includes a high volume production machining company. The Specialty Manufacturing Group's sales made up 11%, 4% and 7% of the Company's net sales

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

during each of the last three years, respectively.

      Products. The Specialty Manufacturing Group manufactures precision metal parts used in the energy exploration and production industry, aerospace and other industries. The Group performs high volume production machining of parts used primarily in the manufacturing of small gasoline powered engines. The parts are supplied by customers generally in consumer products businesses. The bulk material handling operation designs and manufactures screw conveyors and other equipment for the agricultural, pulp and paper, mining, food processing, recycling, and chemical processing industries.

      Customers and Sales. The Specialty Manufacturing Group sells products to international oilfield service companies and a variety of businesses in the consumer products and other industries. One oilfield service customer represented approximately 29%, 39% and 37% of the total sales of the Group during 2000, 1999 and 1998, respectively. Management considers relations with its customers to be good.

      Manufacturing and Supplies. The Specialty Manufacturing Group manufactures its products in Brenham, Texas, Joshua, Texas and Milwaukee, Wisconsin. Management believes that the Specialty Manufacturing Group's manufacturing capabilities are among the more sophisticated in the industry. It performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning and gun drilling. The Specialty Manufacturing Group also performs fabrication services and design, investment casting services and high volume contract machining. At December 31, 2000 and 1999, the Specialty Manufacturing's backlog was $15.3 million and $6.1 million, respectively.

      The Specialty Manufacturing Group is ISO 9002 certified at its Brenham location. ISO 9002 is an internationally recognized certification of production practices and techniques employed in manufacturing processes.

      Products are manufactured from a wide variety of ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium copper and aluminum. Materials are obtained from a variety of sources and the Specialty Manufacturing Group has not experienced significant shortages in materials in recent years.

      Industry. The Specialty Manufacturing Group's customers operate in a wide variety of businesses. The demand for equipment and services supplied to the oilfield service industry and, in turn, sales of related manufactured parts are directly related to the level of worldwide oil and gas drilling activity. The demand for high volume production machining is dependent on demand for consumer products such as garden tractors and other equipment using small gasoline powered engines.

      Competition. The Specialty Manufacturing Group competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration industry, aerospace and general industry. Technological know-how and production capacity are the primary competitive factors in the Specialty Manufacturing Group's industry.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

EFP

      EFP molds and markets expandable foam plastics used primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and materials handling products. Management believes that EFP is the nation's fourth largest producer and marketer of custom-shaped, molded expandable plastics. Management believes that EFP's competitive strengths include its ability to manufacture high quality products at competitive prices while providing excellent service to its customers, including timely delivery of products. EFP's net sales made up 8%, 8% and 10% of the Company's total net sales during each of the last three years, respectively. Founded in 1954, EFP is headquartered in Elkhart, Indiana and was acquired in 1985.

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

      EFP manufactures and markets the following products:

       Packaging and Shock Absorbing Products. EFP sells these products to manufacturers who use them to package and ship a wide assortment of industrial and consumer products, such as computers, television sets, toys, furniture, appliances and cameras. Virtually all of these products are custom-made to fit the shape of the particular product or item for which EFP’s product is being manufactured. These products are manufactured from EPS and EPP, with EPP being used for more fragile products. Sales of packaging and shock absorbing products represent approximately 75% of EFP’s total sales.

       Material Handling Products. These products include reusable trays or containers that are used for transporting components to or from a customer’s manufacturing facility. EFP also offers its Thin-Wall™ products, which are used as parts positioning trays for robotic or automatic product assembly such as camera manufacturing. Material handling products generally are produced from EPS, EPP or Copolymer.

       Components. EFP provides materials manufactured from EPP, which are used as energy absorbing components of automobile bumpers. EFP also manufacturers a line of its Styro-Cast® foam foundry patterns used by foundries in the “lost foam” or evaporative metal casting process. During 1996, EFP began the production of door cores, with a molded-in metal frame, for use in the mobile home manufacturing industry.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

sales of those products. Generally, EFP considers its target market to be limited to a 300-mile radius surrounding each manufacturing facility. In certain circumstances, however, EFP has shipped its products greater distances.

      Manufacturing and Supplies. EFP manufactures its products at facilities located in Indiana, Alabama, Tennessee and Texas. The Texas and Tennessee facilities manufacture products primarily for Compaq Computer Corporation and Toshiba Corporation, respectively, although EFP utilizes both facilities to manufacture products for other customers as well. EFP's business is typically not seasonal. At December 31, 2000 and 1999, EFP's backlog was $2.2 million and $3.4 million, respectively.

      As is customary in the industry, EFP purchases its raw materials from a variety of sources on a purchase order basis and not pursuant to long term supply contracts. Raw material prices fluctuate and EFP historically has been affected by price increases in the past.

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

Trademarks and Patents

      The Company owns rights to certain presentations of Leer's name (part of TAG), which the Company believes are valuable insofar as management believes that "Leer" is recognized as being a leading "brand name." The Company also owns rights to certain other trademarks and tradenames, including certain presentations of Morgan's name. Although these and other trademarks and tradenames used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or tradenames themselves are less important to customers than the quality of the products and services. The Company's subsidiaries, principally Morgan and EFP, hold, directly or indirectly through subsidiaries, patents on certain products and components used in the manufacturing processes.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Employees

      At February 28, 2001, the Company had approximately 3,000 full-time employees. Personnel are unionized in: EFP's Decatur, Alabama facility (covering approximately 93 persons, with a contract expiring in August 2003); and TAG's Raider Industries facilities in Canada (covering approximately 170 persons, with a contract that expired in November 2000). The Company believes that relations with its employees are good.

Environmental Matters

      The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and the materials used in manufacturing the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water. The Company also generates non-hazardous wastes. The Company has received occasional notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion, or otherwise, have a material adverse effect on the Company's business and financial condition.

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

      Since the 1980s and early 1990s, products manufactured from expandable polystyrene, such as some of the products manufactured by EFP, have been criticized as being allegedly harmful to the environment. Management believes that more recent information suggests that expandable polystyrene is not as harmful to the environment as reported earlier. In the future, negative publicity relating to expandable polystyrene could have an adverse effect on EFP's business, although this publicity has not had a material adverse effect on EFP's results of operations in the past.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.   Properties

         The Company owns or leases the following manufacturing, office and sales facilities as of March 12, 2001:

                                                                                            Owned
                                                                            Approximate      or          Lease
            Location                            Principal Use               Square Feet    Leased     Expiration
            --------                            -------------               -----------    ------     ----------
 Morgan:
 Ehrenberg, Arizona                        Manufacturing                      125,000     Owned             --
 Atlanta, Georgia                          Parts & service                     20,000     Leased          2004
 Rydal, Georgia                            Manufacturing                       85,000     Leased          2004
 Ephrata, Pennsylvania                     Manufacturing                       50,000     Owned             --
 Morgantown, Pennsylvania                  Manufacturing                       62,900     Leased          2001
 Morgantown, Pennsylvania                  Office & manufacturing             261,500     Owned             --
 Morgantown, Pennsylvania                  Office/Warehouse                   110,000     Leased          2009
 Corsicana, Texas                          Manufacturing                       60,000     Owned             --
 Janesville, Wisconsin                     Manufacturing/Service              176,000     Leased          2009
 Nuevo Leon, Mexico                        Manufacturing                       25,000     Owned             --
 Denver, Colorado                          Parts & service                     15,000     Leased          2004
 Lakeland, Florida                         Parts & service                     13,500     Leased          2010
 Rome, New York                            Manufacturing                       50,000     Leased          2001
 TAG:
 Clackamas, Oregon                         Manufacturing                       82,000     Leased          2003
 Woodland, California                      Manufacturing                       65,000     Leased          2006
 Woodland, California                      Manufacturing                       10,000     Leased          2006
 Elkhart, Indiana                          Office & research                   17,500     Owned             --
 Elkhart, Indiana                          Manufacturing                      123,000     Leased          2003
 Milton, Pennsylvania                      Manufacturing/Retail               102,000     Leased          2006
 Elkhart, Indiana                          Manufacturing                       85,000     Owned             --
 Elkhart, Indiana                          Office & manufacturing             128,000     Leased          2001
 Drinkwater, Saskatchewan, Canada          Office & manufacturing              72,000     Owned             --
 Moose Jaw, Saskatchewan, Canada           Manufacturing                       87,000     Leased          2005
 Tulsa, Oklahoma                           Warehouse                           32,500     Leased          2002
 Tyler, Texas                              Warehouse                           22,000     Leased          2001
 Clackamas, Oregon                         Retail                              10,000     Leased          2003
 Houston, Texas                            Retail                              10,000     Leased          2002
 Baton Rouge, Louisiana                    Warehouse                           10,000     Leased          2001
 Specialty Manufacturing Group:
 Brenham, Texas                            Office & manufacturing              80,500     Owned             --
 Burleson, Texas                           Office & manufacturing              90,000     Owned             --
 Milwaukee, Wisconsin                      Office & manufacturing              70,000     Leased          2010
 EFP:
 Decatur, Alabama                          Manufacturing                      175,000     Leased          2002
 Elkhart, Indiana                          Office & manufacturing             211,600     Owned             --
 Gordonsville, Tennessee                   Manufacturing                       40,000     Leased          2001
 Lebanon, Tennessee                        Warehouse                           18,000     Leased          2002
 Marlin, Texas                             Manufacturing                       73,000     Leased          2001

      The Company utilizes its facilities and believes that that they are adequate for its current needs and are capable of being utilized at higher capacities to supply increased demand, if necessary.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 3. Legal Proceedings

      The Company is involved in various lawsuits, which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

      EFP is subject to a lawsuit concerning the supply by a utility company of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period, as a result of errors made by the utility company. EFP was granted a motion for summary judgment dismissing the suit effective April 20, 1999. The utility company has appealed the motion for summary judgment, and the Company will continue to aggressively defend the suit. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The registrant's common equity is privately held and not publicly traded. As of March 12, 2001, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, the Company paid no cash dividends.

      The Senior Note Indenture, dated as of May 23, 1994 and the Loan and Security Agreement, dated as of February 25, 2001 with Congress Financial Corporation, restricts the registrant's ability to pay dividends on its common equity.

Item 6. Selected Financial Data

      The historical financial data presented below, for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and notes thereto.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

                                                                       Year Ended December 31,
                                                            (Dollars in Millions, Except Per Share Amounts)
                                                      2000          1999         1998        1997         1996
                                                      ----          ----         ----        ----         ----
Operating Data:
    Net sales...................................   $  451.5     $  443.4      $ 381.2     $ 346.4      $  319.3
    Cost of sales...............................      371.6        362.4        317.5       282.3         260.5
    Selling, general and
       administrative expense...................       59.9         56.9         54.9        53.5          49.3
    Closed and excess facility costs............       -           -              0.3         1.4           1.0
                                                   --------    ---------      -------     -------       -------
    Operating income............................       20.0         24.1          8.5         9.2           8.5
    Interest expense............................       15.1         13.8         15.7        15.8          14.5
    Income tax provision (benefit)..............        0.3          1.5          0.7         1.0          (1.0)
                                                   --------   ----------      --------    -------       --------
    Income (loss) before extraordinary
       items and discontinued operations........        4.6          8.8         (7.9)       (7.6)         (5.0)
    Loss from discontinued operations...........        -            -           (4.2)         -           (1.1)
    Extraordinary gain (loss)...................        -            0.2           -           -           (0.3)
                                                    --------    --------      --------    --------      --------
Net income (loss) ..............................     $  4.6       $  9.0      $ (12.1)     $ (7.6)       $ (6.4)
                                                    ========    ========      =========   ========      ========

Balance Sheet Data
    (at period end):
       Working capital.....................          $ 16.0        $ 19.0    $   14.7      $   1.9      $   1.4
       Total assets........................           148.6         136.7       137.8        165.9        162.9
       Total long-term obligations.........            95.6          88.7       104.5        105.8        103.7
       Stockholder's equity (deficit)......            (3.5)         (8.0)      (17.2)        (4.7)         3.0

Cash Flow Data:
    Net cash provided by (used in)
       operating activities................          $ 13.0        $ 12.9     $  11.7       $ (2.5)     $  10.7
    Capital expenditures...................            12.7           8.2         6.2          7.3          8.1
    Net cash provided by (used in)
        investing activities...............           (26.0)          4.6        10.3         (6.4)        (7.5)
    Net cash provided by (used in)
        financing activities...............            14.3         (18.8)      (23.1)        (9.5)        (2.3)
    Depreciation and amortization (a)                  11.1          10.4        10.6         11.6         11.2

Other Data:
    EBITDA (b).............................          $ 34.0        $ 34.2      $ 18.0       $ 20.3       $ 17.6
    Consolidated EBITDA
           Coverage Ratio (c)..............             2.3           2.5         1.2          1.3          1.2

        Depreciation and amortization excludes amortization of debt issuance cost of $0.4 million, $0.7 million, $0.9 million, $0.8 million and $0.7 million in 2000, 1999, 1998, 1997 and 1996, respectively.

        "EBITDA" is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization and other non-cash items as defined in the Indenture pertaining to the Senior Notes. EBITDA also includes the operating results of companies acquired during the year on a pro forma basis as if acquired on January 1, 2000. EBITDA is

  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

  not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company's operating performance. The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company's operating cash flow and historical ability to service its indebtedness.

        "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA of the Company and its subsidiaries that guarantee the Notes, to interest expense. It is used in the Indenture to limit the amount of indebtedness that the Company may incur. Certain of the Company's subsidiaries are not guarantors of the Notes, see Note 17 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

Basis of Financial Statements

      During March 2000, MIC Group acquired 100% of the outstanding stock of KWS and Universal. KWS and Universal are two manufacturing and fabrication companies that complement the operations of MIC Group. Upon completion of the acquisition, the operations of the three companies were referred to as the Specialty Manufacturing Group.

      Effective June 30, 2000, the operations of Gem Top, which manufactures and distributes light truck caps primarily to commercial customers, were transferred from Morgan to TAG. The following financial results and comparisons for Morgan and TAG have been restated to reflect the transfer of Gem Top.

      During December 2000, the Company sold two minor operations. EFP sold its Astro Pattern machining operations, which during 2000 generated revenues of $2.4 million and an operating loss of $0.5 million. MIC Group sold its electronic assembly and testing unit that during 2000 generated revenues of $2.6 million and an operating loss of $0.8 million.

Overview

      The Company operates and manages its subsidiaries within four separate business segments. The businesses are dependent on various factors reflecting general economic conditions including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and the level of oil and gas exploration activity.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

      The following table represents the net sales, operating income (loss) and operating margin percentages for each business segment and on a consolidated basis.

                                                                          Years Ended December 31,

                                                     2000                       1999                      1998
                                                     ----                       ----                      ----
                                                                        (Dollars in Millions)
Net Sales:
         Morgan..................................    $235.3                    $257.7                    $198.8
         TAG.....................................     135.0                     132.3                     116.8
         Specialty Manufacturing Group...........      48.3                      16.6                      26.8
         EFP.....................................      33.9                      37.0                      38.8
         Intersegment Elimination................      (1.0)                     (0.2)                       -
                                                     -------                   -------                   -------
         Consolidated............................    $451.5                    $443.4                    $381.2
                                                     =======                   =======                   =======

Operating Income (Loss):
         Morgan   ...............................    $ 11.3                  $ 21.8                       $ 2.3
         TAG.....................................       4.5                     3.9                         3.5
         Specialty Manufacturing Group...........       6.0                    (0.5)                        1.5
         EFP.....................................       2.2                     3.3                         4.0
         JBPCO    ...............................      (4.0)                   (4.4)                       (2.8)
                                                     -------                 -------                      ------
         Consolidated............................    $ 20.0                  $ 24.1                       $ 8.5
                                                     =======                 =======                      ======

Operating Margin Percentage:
         Morgan   ...............................        5%                      8%                          1%
         TAG.....................................        3%                      3%                          3%
         Specialty Manufacturing Group...........       12%                     (3)%                         6%
         EFP.....................................        6%                      9%                         10%
         Consolidated............................        4%                      5%                          2%

      During 1999, the Company completed the disposal of the operations of Lowy Group and the distribution operations of TAG. Accordingly, the operations of Lowy and the distribution operations of TAG are classified as discontinued operations in the Consolidated Financial Statements for the periods ended December 1999 and 1998.

      Net sales include $4.6 million and $13.2 million in 1999 and 1998, respectively, from intercompany sales to the distribution operations of TAG, which had been disposed of and thus classified as discontinued operations. As a result, operating income includes approximately $1.0 million and $2.9 million, respectively, related to profits on these sales. Since the operating results of the distribution operations of TAG were classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations for the years ended December 31, 1999 and 1998. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying Consolidated Statement of Operations for each period presented.

      During 1998, MIC Group closed a facility and incurred charges of $0.3 million, which was included in operating income for the period.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Results of Continuing Operations

Consolidated Operating Results from Continuing Operations

Comparison of 2000 to 1999

      Net sales increased $8.1 million or 2% to $451.5 million for the year ended December 31, 2000 compared to $443.4 million during 1999. KWS and Universal added $17.8 million to sales during the year ended December 31, 2000. Morgan's sales were $235.3 million compared to sales of $257.7 million the prior year. Sales at Morgan's Advanced Handling Systems (AHS) Division decreased $5.9 million or 90% during the year ended December 31, 2000 because of the loss of the supplier of its principal product. For the year 2000, Morgan's unit shipments decreased 16% to 27,700 units, including a 1900 unit or 38% unit decrease in consumer rental shipments. Shipments in the last quarter of 2000 declined 27% in response to the slowing overall economic climate. TAG's sales increased $2.6 million or 2% to $135.0 million due to a 1% increase in unit shipments and slightly more favorable pricing on a changed product mix. EFP's sales decreased 9% to $33.9 million during 2000 compared to $37.0 million during 1999, sales in the fourth quarter of 2000 decreased 26% compared to the same period of 1999. Sales of the MIC Group component of the Specialty Manufacturing Group increased $13.9 million or 83% during the 2000 period as a result of increased demand for products used in the exploration and production of oil and gas.

      Morgan's backlog at December 31, 2000 was $38.7 million compared to $70.3 million at December 31, 1999, reflecting a general reduction in orders from Morgan's major customers. Backlog at EFP was $2.2 million at December 31, 2000 compared to $3.4 million at December 31, 1999, the sale of Astro pattern eliminated $0.6 million of backlog. Specialty Manufacturing Group's backlog at December 31, 2000 was $15.3 million including a combined backlog of $3.0 million for KWS and Universal. MIC Group's backlog was $12.3 million at December 31, 2000 compared to $6.1 million at the end of 1999.

      Cost of sales increased 3% to $371.6 million for the year ended December 31, 2000 compared to $362.5 million, during 1999. Gross profit decreased 1% to $79.9 million (18% of net sales) during 2000 compared to $80.9 million (18% of net sales) for 1999. Gross profit declined 24% or $5.0 million to $16.7 million (17% of net sales) during the fourth quarter ended December 31, 2000 compared to $21.7 million (20% of net sales) during the same period in 1999. Gross profit at Morgan decreased $12.8 million to $26.9 million or 11% of sales during the year ended December 31, 2000 compared to $39.7 million or 16% of sales during 1999. During 2000, Morgan incurred increased labor and overhead costs relative to sales and in response to declining sales, reduced its total headcount by 30% during the last six months of the year. TAG's gross profit for the year ended December 31, 2000 increased $1.7 million or 6%. Although partially reduced by start up costs associated with the new polymer based tonneau product, TAG's gross profit as a percent of sales remained 24% during the 2000 and 1999 periods. Gross profit decreased to 18% of sales at EFP from 21% during 1999, resulting primarily from lower overhead absorption on lower sales in the fourth quarter of 2000. EFP has reduced total headcount approximately 11% since June 30, 2000. Specialty Manufacturing Group's gross profit increased $11.3 million during 2000 compared to 1999. MIC Group's gross profit increased $5.2 million and the operations of KWS and Universal, acquired during the period, added $6.1 million. Gross profit at MIC Group increased to $7.7 million (25% of sales) during 2000 compared to $2.4 million (14% of sales) in 1999 due to significantly improved labor efficiency and improved overhead absorption on higher sales.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

      Selling, general and administrative expenses increased $3.0 million or 5% to $59.9 million (13% of net sales) for the year ended December 31, 2000 compared to $56.9 million (13% of net sales) during 1999. The increase in selling, general and administrative expense was due primarily to combined costs of $3.3 million at KWS and Universal acquired during the period and a $1.0 million increase in selling expense at TAG primarily due to increased delivery costs.

      Operating income decreased 17% or $4.0 million to $20.0 million (4% of net sales) for the year ended December 31, 2000 compared to $24.1 million (5% of net sales) in 1999. Specialty Manufacturing Group's operating income increased $6.6 million, MIC Group's operating income increased $3.9 million to $3.4 million and KWS and Universal, together contributed $2.6 million subsequent to their being acquired in March 2000. Morgan's operating income decreased $10.6 million for the period. The decrease was primarily due to a $4.6 million decrease in operating income during the fourth quarter of 2000 compared to 1999. Morgan's sales declined 26% during the fourth quarter of 2000 and higher labor and overhead costs relative to those lower sales reduced operating income. TAG's operating income increased $0.6 million. EFP's operating income decreased $1.1 million to $2.2 million (6% of net sales) compared to $3.3 million (9% of net sales) during 1999 on lower sales primarily in the fourth quarter of 2000.

      Interest expense was $15.1 million for the year ended December 31, 2000, 9% greater than the $13.8 million during 1999. The increase was due to increased revolving credit borrowings and long-term debt associated with the acquisitions of KWS and Universal during March 2000, offset by a $0.3 million decrease in bond interest as a result of the purchase of $15.0 million of the Company's 2004 121/2% Senior Notes during the six months ended June 30, 1999.

      The income tax provision for the year ended December 31, 2000 of $0.3 million or 6.9% of income before tax differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

Comparison of 1999 to 1998

      The Company committed to a plan to dispose of the majority of its distribution operations during 1998 and as a result, recorded a loss from discontinued operations of $4.2 million, net of taxes in 1998. The components of this net loss are discussed further under the captions "Discontinued Operations - TAG Distribution" and "Discontinued Operations - Lowy Group" and in Note 16 to the Consolidated Financial Statements.

      Net sales increased $62.2 million or 16% to $443.4 million for the year ended December 31, 1999 compared to $381.2 million during 1998. The increase was due primarily to Morgan whose sales increased 30% or $58.9 million. Unit shipments at Morgan increased 24% to 32,953 units, which include a 32% increase in commercial product shipments. Morgan's backlog at December 31, 1999 was $70.3 million compared to $83.9 million at December 31, 1998. TAG sales increased $15.6 million or 13% to $132.3 million due to improved product mix and a 10% increase in unit shipments. EFP sales decreased $1.8 million or 5% mainly due to a decrease in the Styrocast and tooling products businesses of $3.3 million offset by increased shipments of packaging products principally to the electronics industry of $2.2 million. Backlog at EFP increased 17% to $3.4 million at December 31, 1999 compared to December 31,

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

1998. Sales at MIC Group declined $10.2 million or 38% due to the depressed level of spending by MIC Group's customers in the oilfield services business during most of 1999. MIC Group's backlog at December 31, 1999 increased 14% to $6.1 million compared to $5.4 million at December 31, 1998, and increased 244% compared to June 30, 1999.

      Cost of sales rose 14% to $362.5 million for the year ended December 31, 1999 compared to $317.5 million, during the 1998 period. Gross profit increased 27% to $80.9 million (18% of net sales) during 1999 compared to $63.7 million (17% of net sales) for 1998. The gross profit at Morgan increased $17.4 million or 78% to $39.7 million or 15% of sales compared to 11% of sales during 1998. The increase at Morgan is due mainly to increased production volume and the resulting improved overhead absorption. TAG gross profit for the year ended December 31, 1999 increased $3.9 million or 14% primarily due to higher sales volume. Although partially reduced by increased material costs, TAG gross profit as a percent of sales remained approximately 24% during the 1999 and 1998 periods. Gross profit declined $1.1 million or 13% at EFP and $2.9 million or 55% at MIC Group during the year ended December 31, 1999 compared to 1998 on lower sales at both subsidiaries.

      Selling, general and administrative expenses increased $2.0 million or 4% to $56.9 million (13% of net sales) for the year ended December 31, 1999 compared to $54.9 million (14% of net sales) during 1998. An improvement in expenses as a percentage of sales at Morgan whose expenses decreased 11% despite a 30% increase in sales was offset by increased general and administrative expenses at TAG and increased selling expense at MIC Group.

      Operating income increased 183% or $15.6 million to $24.1 million (5% of net sales) for the year ended December 31, 1999 compared to $8.5 million (2% of net sales) in 1998. Morgan's operating income increased $19.6 million for the period. TAG's operating income increased $0.4 million while the operating income at EFP and MIC Group decreased $0.7 million and $2.0 million, respectively.

      Interest expense was $13.8 million for the year ended December 31, 1999, 12% less than the $15.7 million during the same period in 1998. Average borrowings under the revolving credit facility decreased by approximately 46% or $10.9 million during the year ended December 31, 1999 thereby reducing interest by approximately $1.1 million compared to 1998. The Company purchased $15.0 million of its Senior Notes during the year ended December 31, 1999, which, because of the difference between the interest rate on the Senior Notes compared to that of the revolving credit facility, reduced interest expense by approximately $0.5 million during the 1999 period.

      The income tax expense of $1.5 million in 1999 is primarily state income tax and differs from amounts computed based on the federal statutory rates principally due to the Company's ability to utilize the benefit of net operating losses against which valuation allowances had been previously provided.

      The Company recorded an extraordinary gain of $0.2 million, net of deferred loan costs of $0.3 million, related to the purchase of $15.0 million of its Senior Notes. The Company purchased the Senior Notes as an investment and the decision to hold or to sell them will depend upon future market conditions.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Discontinued Operations – TAG Distribution

      As a result of continued losses from TAG Distribution, on April 2, 1998, management committed to a formal plan to dispose of the majority of the operations of TAG Distribution. Accordingly, the results of those operations of TAG Distribution have been classified as discontinued in the accompanying Consolidated Financial Statements for the years ended December 31, 1999 and 1998. The plan of disposal was completed during 1999.

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

Discontinued Operations – Lowy Group

      The operations of Lowy Group have been classified as discontinued in the Consolidated Financial Statements for the years ended December 31, 1999 and 1998. The Company completed the disposal of Lowy Group which comprised its floor covering segment during 1999 with the sale of the operations and principally all of the assets of Lowy Distribution. The Company realized net proceeds of approximately $7.8 million and recorded a gain of approximately $57,000 during the year ended December 31, 1999. The proceeds were used to pay down borrowings under the Revolving Loan Agreement. The sale of the Blue Ridge/Courier division of Lowy was completed and effective on August 31, 1998, resulting in a gain of $6.5 million, proceeds of $15.8 million were used to pay down borrowings during 1998.

Liquidity and Capital Resources

      Net cash provided by operations for the year ended December 31, 2000 of $13.0 million approximated net cash provided by operations during the prior year. The decrease in net income of $4.4 million during the year 2000 compared to 1999 was offset by changes in working capital. Decreases in the cash flow from operations at Morgan and EFP were offset by improvements at TAG and the Specialty Manufacturing Group. Working capital at December 31, 2000 was $16.0 million compared to $19.0 million at December 31, 1999. The decline at December 31, 2000 compared to December 31, 1999 is due primarily to a reduction in accounts receivable and inventory at Morgan.

      The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At March 16, 2001, the Company had unused available borrowing capacity of approximately $18.3 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreements at December 31, 2000 were $23.9 million compared to $15.3 million at December 31, 1999.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

      Capital expenditures for the year ended December 31, 2000 were $12.7 million compared to $8.2 million during the same period in 1999. Expenditures during the year ended December 31, 2000 included $4.8 million made by Morgan to equip two new production facilities, a corporate office and warehouse facility and three new parts and service facilities.

      On February 25, 2000, the Revolving Loan Agreement was renewed for an additional three years to March 31, 2003 effective March 1, 2000.

      In 1997, the Company's Welshman Industries subsidiary (part of TAG), which is a non-guarantor subsidiary under the terms of the bond indenture, entered into a three-year revolving credit agreement with the Company's revolving credit lender concurrent with the acquisition of substantially all the assets of MTA. The agreement automatically renewed for a period of one year, effective October 31, 2000. The agreement provided for borrowings of up to the lesser of $5.0 million or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of Welshman. At December 31, 2000, Welshman had total borrowings of approximately $0.9 million under the revolving credit agreement.

      As discussed in Notes 6 and 7 to the Consolidated Financial Statements, the Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends, and undertake certain corporate activities.

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

Management Changes

      Stephen Magee has submitted his resignation, effective April 30, 2001, as Executive Vice President and Chief Financial Officer of the Company. He has agreed to remain a member of the Board of Directors and assume the role of Chairman of the Company's Audit Committee. Mr. Magee will be replaced by R. Dean Ayers, 46, who will become a Vice President of the Company effective April 2, 2001 and will assume the responsibilities of Chief Financial Officer on May 1, 2001.

      Kurt Kamm resigned from the Company's Board of Directors effective December 31, 2000, citing personal conflicts with other business interests.

Other Matters

      The Company is significantly leveraged and had a $3.5 million stockholder's deficit at December 31, 2000 compared to a deficit of $8.0 million at December 31, 1999. Through its floating rate debt, the Company is subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company has two customers accounting for 24% of 2000 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

      The Company had net operating loss carryforwards of approximately $20.9 million for U.S. federal income tax purposes at December 31, 2000, which, if not utilized, will begin to expire in 2004. The Company had a valuation allowance related to net operating loss carryforwards of $-0- and $2.2 million as of December 31, 2000 and 1999, respectively. During 2000, the Company realized tax benefits of $2.2 million from utilizing net operating loss carryforwards for which deferred tax valuation allowances had been previously established resulting in a corresponding reduction in income tax expense.

      Historically, inflation has not materially affected the Company's business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures. The Company believes that, generally, it has been able to increase its selling prices to offset increases in costs due to inflation.

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

      ISO 9000 and QS 9000 are internationally recognized certifications regarding production practices and techniques employed in manufacturing processes. Morgan at its largest plant and headquarters in Morgantown, Pennsylvania and its plant in Texas, MIC Group and EFP at its facilities in Indiana and Alabama, have obtained certification. The implementation of this standard is in recognition of the international nature of a number of MIC Group's customers as well as being reflective of the high precision nature of the services of both companies. The Raider subsidiary of TAG has plans to implement the standard as does EFP, at its other locations, within the next two years. The Company believes that, except for Morgan, MIC Group and EFP, none of the customers of the Company have requested or expect the adoption by the Company of ISO 9000 or QS 9000.

      The Company pays fees to a corporation, owned by Mr. Poindexter, for, among other things, services provided by Mr. Poindexter and Mr. Magee, the Company's Executive Vice President and Chief Financial Officer. The Company charges the Subsidiaries for their use of funds and for stewardship services provided to them by the Company.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

the Company's exposure to such changes. Actual results may differ. See the Notes to the Consolidated Financial Statements for a description of the Company's accounting policies and other information related to these financial instruments.

Interest Rates

      Variable-Rate Debt. As of December 31, 2000, the Company had approximately $23.9 million outstanding under its asset-based, revolving credit facilities. The interest rates on the revolving credit facilities are based upon a spread above either the Prime Interest Rate or London Interbank Overnight Rate (LIBOR). Which rate used is determined at the Company's option. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the $23.9 million outstanding under the revolving credit facilities at December 31, 2000, a 1.0% change in the interest rate (from the December 31, 1999 rate) would have caused a change in interest expense of approximately $0.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

      Fixed-Rate Debt. As of December 31, 2000 and 1999, the Company had $85.0 million of 121/2% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $77.4 million and $81.6 million based upon their publicly traded value at December 31, 2000 and 1999, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $2.1 million as of December 31, 2000 and $2.8 million as of December 31, 1999.

Foreign Currency

     Raider Industries, a subsidiary of TAG, has two manufacturing plants in Canada, which generated revenues of approximately $17.7 million during the year ended December 31, 2000. The functional currency of Raider Industries is the Canadian Dollar. Management does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations, however, the majority of goods manufactured in Canada are imported and sold to customers in the United States. Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing Raider Industries' gross margin, assuming that the United States sales price remains unchanged.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:........................................ Page
Report of Independent Auditors........................................     23
Consolidated Balance Sheets as of December 31, 2000 and 1999..........     24
Consolidated Statements of Operations for the years ended
         December 31, 2000, 1999 and 1998.............................     25
Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998.............................     26
Consolidated Statements of Stockholder's Deficit for the years
         Ended December 31, 2000, 1999 and 1998........................    27
Notes to Consolidated Financial Statements.............................    28

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholder
 J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

March 27, 2001
Houston, Texas

                  J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                    December 31,
                                                                  2000       1999
Current assets
Restricted cash ..............................................   $ 2,345   $   997
Accounts receivable, net of allowance for doubtful accounts of
         $918 and $1,121, respectively .......................    33,495    33,114
Inventories, net .............................................    32,749    37,774
Deferred income taxes ........................................     2,324     2,307
Prepaid expenses and other ...................................     1,649       829
                                                                 -------   -------
              Total current assets ...........................    72,562    75,021
Property, plant and equipment, net ...........................    49,976    37,332
Goodwill, net ................................................    19,143    14,711
Deferred income taxes ........................................     2,897     5,229
Other assets .................................................     4,048     4,418
                                                                --------  --------
Total assets ................................................   $148,626  $136,711
                                                                ========  ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
Current portion of long-term debt ...........................    $ 3,301   $   576
Borrowings under the revolving credit facilities ............     23,892    15,286
Accounts payable ............................................     15,281    21,792
Accrued compensation and benefits ...........................      6,515     9,388
Accrued income taxes ........................................       --         910
Other accrued liabilities ...................................      7,570     8,031
                                                                 -------  ---------
Total current liabilities ...................................     56,559    55,983
                                                                 -------  ---------
Noncurrent liabilities
Long-term debt, less current portion ........................     91,405    85,404
Employee benefit obligations and other ......................      4,174     3,347
                                                                 -------  ---------
Total noncurrent liabilities ................................     95,579    88,751
                                                                 -------  ---------
Commitments and contingencies
Stockholder's deficit
Common stock and paid-in capital ............................     16,486    16,486
Cumulative other elements of comprehensive income ...........       (432)     (316)
Accumulated deficit .........................................    (19,566)  (24,193)
                                                                --------- ---------
Total stockholder's deficit .................................     (3,512)   (8,023)
                                                                --------- ---------
Total liabilities and stockholder's deficit .................   $148,626  $136,711
                                                                ========= =========

 The accompanying notes are an integral part of these consolidated financial statements.

                                                 J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Dollars in thousands except per share amounts)

                                                                                                Year Ended December 31,

                                                                                   2000                 1999                1998

Net sales ..........................................................            $ 451,520            $ 443,429            $ 381,185
Cost of sales ......................................................              371,611              362,492              317,469
                                                                                ---------            ---------            ---------
Gross profit .......................................................               79,909               80,937               63,716
Selling, general and administrative expense ........................               59,892               56,882               54,886
Closed and excess facility costs ...................................                 --                   --                    335
                                                                                ---------            ---------            ---------
Operating income ...................................................               20,017               24,055                8,495
Interest expense ...................................................               15,050               13,822               15,695
                                                                                ---------            ---------            ---------
Income (loss) from continuing operations before
     income taxes and extraordinary gain ...........................                4,967               10,233               (7,200)
Income tax provision ...............................................                  340                1,487                  744
                                                                                ---------            ---------            ---------
Income (loss) from continuing operations before
    extraordinary gain .............................................                4,627                8,746               (7,944)
Income (loss) from discontinued operations,
         net of applicable taxes ...................................                 --                     57               (4,209)
Extraordinary gain on purchase of Senior Notes,
         net of income tax expense of $0 ...........................                 --                    198                 --
                                                                                ---------            ---------            ---------
Net income (loss) .............................................                 $   4,627            $   9,001            $ (12,153)
                                                                                =========            =========            =========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                         J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    (Dollars in thousands)

                                                                                        Year Ended December 31,
                                                                                2000          1999            1998
Net income (loss) ..................................................       $  4,627        $  9,001        $(12,153)
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
  Depreciation and amortization ....................................         11,549          11,080          11,535
  Provision for write-down of assets of
       discontinued operations .....................................           --              --             5,505
  Gain on sale of discontinued operations ..........................           --               (57)         (6,529)
  Extraordinary gain on purchase of Senior Notes ...................           --              (198)           --
  Closed and excess facility costs .................................           --              --                47
  Non-cash provision for excess and obsolete inventory .............          1,337           1,926           1,196
  (Gain) loss on sale of property, plant and equipment .............           (219)             64              23
  Deferred federal income tax provision ............................           (223)           --              --
  Other ............................................................           (148)            (38)           (801)
Change in assets and liabilities, net of the
      effect of acquisitions:
  Accounts receivable ..............................................          2,777          (5,991)          2,093
  Inventories ......................................................          5,547          (5,736)             10
  Prepaid expenses and other .......................................           (716)            (97)           --
  Accounts payable .................................................         (7,111)          3,823           7,765
  Accrued income taxes .............................................         (1,054)            247             297
  Other accrued liabilities ........................................         (3,346)         (1,125)          2,757
                                                                            --------        --------        --------
      Net cash provided by operating activities ....................         13,020          12,899          11,745
                                                                            --------        --------        --------
Cash flows provided by (used in) investing activities:
  Purchase of businesses, net of cash acquired .....................        (14,552)           (368)           --
  Proceeds from disposition of business, property, plant
      and equipment ................................................          1,162          13,210          16,164
  Acquisition of property, plant and equipment .....................        (12,681)         (8,195)         (6,226)
  Other ............................................................             88              25             397
                                                                            --------        --------        --------
      Net cash provided by (used in) investing activities ..........        (25,983)          4,672          10,335
                                                                            --------        --------        --------
Cash flows provided by (used in) financing activities:
  Net (payments) proceeds of revolving lines of
      credit and short term debt ...................................          8,606          (3,147)        (21,758)
  Proceeds from long-term debt and capital leases ..................          8,790            --              --
  Payments of long-term debt and capital leases ....................         (3,085)        (15,621)         (1,319)
                                                                            --------        --------        --------
      Net cash provided (used in) financing activities .............         14,311         (18,768)        (23,077)
                                                                            --------        --------        --------
           Increase (decrease) in restricted cash ..................          1,348          (1,197)           (997)
Restricted cash beginning of period ................................            997           2,194           3,191
                                                                            --------        --------        --------
Restricted cash end of period ......................................       $  2,345        $    997        $  2,194
                                                                            ========        ========        ========

                        The accompanying notes are an integral part of these consolidated financial statements.

                                                        J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                                                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998
                                                       (Dollars in thousands, except share amounts)

                                                                                                    Cumulative
                                           Shares of          Common                              Other Elements
                                            Common            Stock and        Accumulated        of Comprehensive
                                           Stock            Paid-in Capital     Deficit               Income            Total
                                       --------------     -----------------  ----------------  --------------------     ------

December 31, 1997 ....................          3,059          $ 16,486          $(21,041)         $   (186)          $ (4,741)
                                                                                                                       --------
     Net loss ........................           --                --             (12,153)               --            (12,153)
     Translation adjustment ..........           --                --                --                (305)              (305)
                                                                                                                       --------
     Comprehensive loss ..............           --                --                --                  --            (12,458)
                                              --------          --------          --------           --------          --------
December 31, 1998 ....................          3,059            16,486           (33,194)             (491)           (17,199)
     Net income ......................           --                --               9,001               --               9,001
     Translation adjustment ..........           --                --                --                 175                175
                                                                                                                       --------
     Comprehensive income ............           --                --                --                 --               9,176
                                              --------          --------          --------           --------          --------
December 31, 1999 ....................          3,059            16,486           (24,193)             (316)            (8,023)
     Net income ......................           --                --               4,627               --               4,627
     Translation adjustment ..........           --                --                --                (116)              (116)
                                                                                                                       --------
     Comprehensive income ............           --                --                --                 --               4,511
                                              --------          --------          --------           --------          --------
December 31, 2000 ....................          3,059          $ 16,486          $(19,566)         $   (432)          $ (3,512)
                                              ========          ========          ========           ========          ========

                          The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization & Business:

      J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and together with JBPCO, the "Company") operate primarily manufacturing businesses principally in North America. JBPCO and the Subsidiaries are controlled by John B. Poindexter.

     Morgan Trailer Manufacturing Co. (“Morgan”) Manufactures truck bodies for dry freight and refrigerated vans (excluding those made for pickup trucks and tractor-trailer trucks). Its customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles.

     Truck Accessories Group, Inc. (“TAG”) Manufactures pickup truck “caps” and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas.

      TAG includes Leer, Gem Top, 20th Century Fiberglass (Century), and Raider Industries Inc. (Raider). TAG also includes Welshman Industries, Inc., which does business as Midwest Truck Aftermarket (MTA).

     Specialty Manufacturing Group (“SMG”) MIC Group (“MIC Group”), Manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, aerospace and general industries. KWS Manufacturing, Inc. (“KWS”) was acquired on March 8, 2000 and designs and fabricates bulk handling equipment and Universal Brixius, Inc. (“Universal”) acquired March 17, 2000 is a diversified, high volume contract machining company.

     EFP Corporation (“EFP”) Molds and markets expandable foam products which are used as casting patterns, packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, appliance and other industries. It also manufactures products used as thermal insulators.

2. Summary of Significant Accounting Policies:

     Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated in consolidation.

     Restricted Cash. At December 31, 2000 and 1999, substantially all of the Company’s cash is restricted pursuant to the terms of the revolving credit facility (See Note 6).

     Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $918,000 and $1,121,000 at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company charged to expense, $50,000, $487,000 and $259,000, respectively, as a provision for doubtful accounts and deducted from the allowance $253,000, $97,000 and $954,000, respectively, for write-offs of bad debts.

      Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     Property, Plant and Equipment. Property, plant and equipment, including property under capital leases, are stated at cost. The cost of property under capital leases represents the present value of the future minimum lease payments at the inception of the lease. Depreciation and amortization is computed by using the straight-line method over the estimated useful lives of the applicable assets. The cost of maintenance and repairs is charged to operating expense as incurred and the cost of major replacements and significant improvements is capitalized.

      Advertising Expense. The Company expenses advertising costs as incurred. During the years ended December 31, 2000, 1999 and 1998, advertising expense was approximately $2,487,000, $2,031,000 and $1,136,000, respectively.

     Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

     Revenue Recognition. The Company adopted Staff Accounting Bulletin 101 (“SAB 101”) “Revenue Recognition in Financial Statements” effective January 1, 2000 with no significant effect. Revenue is recognized upon shipment of the product to customers, except for Morgan where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. The Company classifies amounts billed to customers related to shipping and handling as revenue. The costs associated with the shipping and handling revenue are included in cost of sales except for costs of $11,865,000, $11,098,000 and $9,858,000, incurred by TAG, which are included in Selling, General and Administrative expense for each of the years ended December 31, 2000, 1999 and 1998, respectively.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement 133, is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company’s limited use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

3. Segment Data:

     TheCompany operates and manages its subsidiaries within the four separate business segments described in Note 1. The Company evaluates performance and allocates resources based on the operating income of each segment. The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies. The following is a summary of the business segment data for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

Net Sales                                                                     2000                    1999                  1998
                                                                           ------------            ----------           -----------
Morgan ........................................................             $ 235,340              $ 257,673              $ 198,764
TAG ...........................................................               134,992                132,354                116,765
Specialty Manufacturing Group .................................                48,368                 16,685                 26,858
EFP ...........................................................                33,798                 36,955                 38,798
Inter Segment Eliminations ....................................                  (978)                  (238)                  --
                                                                            ---------              ---------              ---------
Net Sales .....................................................             $ 451,520              $ 443,429              $ 381,185
                                                                            =========              =========              =========

Operating Income (Loss)
Morgan ........................................................             $  11,249              $  21,824              $   2,265
TAG ...........................................................                 4,523                  3,919                  3,498
Specialty Manufacturing Group .................................                 6,012                   (544)                 1,542
EFP ...........................................................                 2,194                  3,321                  3,971
JBPCO (Corporate) .............................................                (3,961)                (4,465)                (2,781)
                                                                            ---------              ---------              ---------
Operating Income ..............................................             $  20,017              $  24,055              $   8,495
                                                                            =========              =========              =========

Depreciation and Amortization Expense
Morgan ........................................................             $   2,188              $   2,544              $   2,290
TAG ...........................................................                 4,680                  5,003                  4,540
Specialty Manufacturing Group .................................                 2,524                    858                    944
EFP ...........................................................                 1,659                  1,683                  1,684
JBPCO (Corporate) .............................................                   498                    741                  1,039
Discontinued operations .......................................                  --                      251                  1,038
                                                                            ---------              ---------              ---------
Depreciation and Amortization Expense .........................             $  11,549              $  11,080              $  11,535
                                                                            =========              =========              =========

Total Assets ..................................................                  2000                   1999                   1998
                                                                            ---------              ---------              ---------
Morgan ........................................................             $  61,798              $  67,229              $  57,173
TAG ...........................................................                45,240                 45,478                 41,565
Specialty Manufacturing Group .................................                28,547                  8,493                  9,078
EFP ...........................................................                11,216                 13,604                 16,233
JBPCO (Corporate) .............................................                 1,825                  1,907                  4,702
Net assets of discontinued operations .........................                  --                     --                    9,049
                                                                            ---------              ---------              ---------
Identifiable Assets ...........................................             $ 148,626              $ 136,711              $ 137,800
                                                                            =========              =========              =========

Capital Expenditures                                                           2000                   1999                    1998
                                                                             ---------              ---------              ---------
Morgan ........................................................               $ 7,376                $ 2,505                $ 2,560
TAG ...........................................................                 4,002                  3,426                  1,910
Specialty Manufacturing Group .................................                   865                    401                    392
EFP ...........................................................                   395                  1,786                    510
JBPCO (Corporate) .............................................                    43                     67                     27
Discontinued operations .......................................                  --                       10                    827
                                                                               -------                -------                -------
Capital Expenditures ..........................................               $12,681                $ 8,195                $ 6,226
                                                                               =======                =======                =======

      Effective June 30, 2000, the operations of Gem Top, which manufactures and distributes light truck caps primarily to commercial customers, were transferred from Morgan to TAG. The financial results and comparisons for Morgan and TAG have been restated to reflect the transfer of Gem Top.

      Net sales included $4,556,000 and $13,149,000 in 1999 and 1998, respectively, from intercompany sales to the distribution operations of TAG, which have been classified as discontinued operations for those periods. As a result, operating income for 1999 and 1998 included approximately $989,000 and $2,920,000, respectively, related to profits on these sales. Since the TAG Distribution's results of operations were classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations for the 1999 and 1998 periods. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying consolidated statement of operations for each period presented.

      During 1998, MIC Group closed its Houston machining facility and incurred charges of $335,000, which is included in operating income for the period, including $47,000 of non-cash charges related to the write-down of assets.

      Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 47%, 53% and 49% of Morgan's net sales during 2000, 1999 and 1998, respectively. EFP has three customers in the electronics industry that accounted for approximately 28%, 26% and 37% of EFP's net sales in 2000, 1999 and 1998, respectively. Sales related to the Specialty Manufacturing Group are concentrated with international oil field service companies, with one customer in 2000, 1999 and 1998 that accounted for approximately 29%, 51% and 57% of Specialty Manufacturing Group's net sales, respectively.

      The Company's operations are located principally in the United States. However, Raider is located in Canada and Acero-Tec, S.A. de C.V., a subsidiary of Morgan, is located in Mexico. Long-lived assets relating to these foreign operations were $4,735,000 and $5,087,000 at December 31, 2000 and 1999, respectively. Consolidated net sales include $12,541,000,$12,521,000 and $11,118,000 in 2000, 1999 and 1998, respectively, to customers outside the United States.

4.  Inventories:

   Consolidated net inventories consist of the following (dollars in thousands):

                                                               December 31,
                                                           -------------------
                                                          2000             1999
                                                       --------         --------
        Raw Materials ......................           $22,444           $24,990
        Work in Process ....................             6,176             5,296
        Finished Goods .....................             4,129             7,488
                                                       -------           -------
         Total Inventory ...................           $32,749           $37,774
                                                       =======           =======

      Inventories are stated net of an allowance for shrinkage, excess and obsolete inventory of $2,242,000 and $2,484,000 at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company charged to expense $1,337,000, $1,926,000 and $1,196,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $1,579,000, $707,000 and $783,000, respectively, for write-offs of excess and obsolete inventory.

5.       Long Lived Assets

        Property, plant and equipment, as of December 31, 2000 and 1999, consisted of the following (dollars in thousands):

                                                                         Range of Useful Lives        2000                    1999
                                                                         ---------------------       -------               ---------
                                                                                in years
                                                                             -------------
Land ................................................................             --               $   3,430              $   3,421
Buildings and improvements ..........................................             5-25                21,241                 19,326
Machinery and equipment .............................................             3-10                67,835                 56,092
Furniture and fixtures ..............................................             2-10                12,617                 10,406
Transportation equipment ............................................             2-10                 3,257                  3,185
Leasehold improvements ..............................................             3-10                 4,944                  3,634
Construction in progress ............................................             --                   4,927                  2,409
                                                                                                   ---------              ---------
                                                                                                     118,251                 98,473
Accumulated depreciation and amortization ...........................                                (68,275)               (61,141)
                                                                                                   ---------              ---------
Property, plant and equipment, net ..................................                              $  49,976              $  37,332
                                                                                                   =========              =========

      Depreciation expense was $9,679,000, $8,625,000 and $8,215,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Other assets and goodwill as of December 31, 2000 and 1999, consist of the following (dollars in thousands):

                                                      2000                                               1999
                                      -------------------------------------             -------------------------------------

                                   Amortization      Accumulated        Net Book             Accumulated       Net Book
                                 Period in Years    Amortization         Value               Amortization        Value
                             ---------------------  -------------      -----------           -------------    -----------
Other Assets:
 Cash surrender value of
   life insurance ..................  --               $  --            $ 1,932                $  --            $ 1,969
 Agreements not-to-compete .........  3-6               2,030               147                  1,777              400
 Debt issuance costs and other .....  3-10              3,976             1,969                  3,476            2,049
                                                      -------           -------                -------          -------
Total ..............................                  $ 6,006           $ 4,048                $ 5,253          $ 4,418
                                                      =======           =======                =======          =======
Goodwill ........................... 20-40            $10,101           $19,143                $ 8,967          $14,711
                                                      =======           =======                =======          =======

      Goodwill is being amortized on a straight-line basis over forty years for Morgan, twenty-five years for TAG and 20 years for the Specialty Manufacturing Group.

      The Company records impairment losses on long-lived assets, including goodwill, used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

6. Revolving Credit Agreements:

      Amounts outstanding under the Revolving Credit Agreement as of December 31, 2000 and 1999 were (in thousands):

                                                         2000            1999
                                                         ----            ----

JBPCO Revolver
(Weighted average interest rate of 9.2%).......        $22,794        $14,485
Welshman Revolver
(Weighted average interest rate of 14.8%)......          1,098            801
                                                       -------        -------
Total .........................................        $23,892        $15,286
                                                       =======        =======

      The Company's Revolving Loan Agreement, which expires on March 31, 2003, allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $55,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates vary by subsidiary and range between 80% and 85% for receivables and 60% for inventory. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 6.7% at December 31, 2000) or U.S. prime rate (9.5% at December 31, 2000). Interest is payable monthly including a fee of one-half of one percent on a portion of unused borrowing availability. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 2000, the Company had total borrowings of $22,794,000, and letters of credit of $3,500,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 2000, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $10,439,000.

      The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Accordingly, balances outstanding under the Revolving Loan Agreement are classified as current liabilities. The Revolving Loan Agreement also contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 2000, the Company was in compliance with all covenants of the Revolving Loan Agreement. At December 31, 2000, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement.

      Welshman Industries is a non-guarantor of the Company's Senior Notes (See Note 7) and is not a Subsidiary Guarantor under the terms of the Company's Revolving Loan Agreement. Concurrent with the acquisition of substantially all the assets of MTA, Welshman Industries entered into a three-year revolving credit agreement providing for borrowings of up to the lesser of $5,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories due October 27, 2000. At December 31, 2000, Welshman Industries had total borrowings of $857,000 and unused available borrowing capacity totaling approximately $378,000.

7. Long-term debt and Note Offering:

      Long-term debt as of December 31, 2000 and 1999 consists of the following (Dollars in the table in thousands):

                                                                          2000          1999
                                                                          ----          ----

JBPCO:
        12 1/2% Senior Notes due 2004.............................     $ 85,000      $ 85,000
                                                                       --------      --------

TAG:
        Note payable, due November 1, 2002, quarterly principal
           payments of $27,643 plus interest at 9%.................         203           307
        Note payable, due June 15, 2000, monthly principal payments
           of $26,666 plus interest at U.S. prime..................         -             160
        Obligations under various non-compete agreements...........         180           507
        Obligations under capital leases...........................         -               6
                                                                       --------      --------
                                                                            383           980
                                                                       --------      --------

Specialty Manufacturing Group:

        Term loan, due March 31, 2007, monthly payments of $25,476 plus interest at U.S. prime plus1/2% (10% at
           December 31, 2000)......................................       1,843          -
        Cash Flow loan, due March 31, 2002, monthly payments
           of $60,417 plus interest at U.S. prime plus 1%
           (10.5% at December 31, 2000)............................         967          -
        Term loan, due March 31, 2007, monthly payments of $38,095 plus interest at U.S. prime plus1/2%
           (10% at December 31, 2000)..............................       2,857          -
        Cash Flow loan, due March 31, 2002, monthly payments
           of $55,555 plus interest at U.S. prime plus 1%
            (10.5% at December 31, 2000)...........................       1,500          -
        Seller's Note payable, due March 31, 2003, quarterly payments of $239,583 plus interest at U.S. prime
           (91/2% at December 31, 2000)............................       2,156          -
                                                                        -------      --------
                                                                          9,323          -
                                                                        -------      --------
     Total long-term debt      ....................................      94,706        85,980
      Less current portion     ....................................       3,301           576
                                                                        -------      --------
      Long-term debt, less current portion..........................    $91,405      $ 85,404
                                                                        =======      ========

      The Senior Notes Indenture contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 2000, the Company was in compliance with all covenants of the Senior Notes Indenture. Under the terms of the Senior Notes Indenture, proceeds in excess of $2,000,000 from the sale of assets, including the stock of the Company's subsidiaries, are required to be used to repay borrowings under the Revolving Loan Agreement. Proceeds in excess of amounts outstanding under the Revolving Loan Agreement may be re-invested in assets of the Company within one year of the asset sale. At December 31, 2000, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

      The Company's obligations under the Senior Notes are guaranteed by all wholly owned subsidiaries of JBPCO (the "Subsidiary Guarantors"). Each guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged substantially all of their assets. Separate financial statements of the Subsidiary Guarantors are not included because all the Subsidiary Guarantors provide the Guarantees, and the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis.

      The Company's obligations under the term loans due March 31, 2007 are secured by liens upon the property of KWS and Universal granted to the lender. MIC Group acquired 100% of the stock of Universal effective March 17, 2000 (See Note 13). The stock of Universal is pledged to the seller to secure the Seller's Note due March 31, 2003.

      The Company's non-guarantor subsidiaries are Beltrami Door Company, Welshman Industries and Acero-Tec, S.A. de C.V. See Note 17.

      The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 2000 and 1999 to be $77,350,000 and $81,600,000, respectively based on their publicly traded value at that date compared to a recorded amount of $85,000,000 as of December 31, 2000 and 1999.

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

      Maturities. Aggregate principal payments on long-term debt for the next five years and thereafter to December 31, 2000, are as follows (dollars in thousands):

2001........................................              $ 3,301
2002........................................                2,763
2003........................................                1,232
2004........................................               85,763
2005........................................                  763
thereafter..................................                  884
                                                          -------
                                                          $94,706
                                                          =======

8. Operating Leases:

      The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 2000 are as follows (dollars in thousands):

2001........................................             $  8,642
2002........................................                7,203
2003........................................                5,762
2004........................................                4,196
2005........................................                2,883

      Total rental expense included in continuing operations under all operating leases was $9,206,000, $7,358,000 and $9,230,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

9. Supplemental Cash Flow Information:

      Non-cash investing activities for the year ended December 31, 2000 included $2,875,000 related to that portion of the purchase price of Universal, See Note 13, evidenced by a promissory note.

      Cash payments for interest were $14,575,000, $13,241,000 and $15,615,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Cash payments for income taxes, net, were $1,400,000, $1,191,000 and $633,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10. Income Taxes:

      The income tax provision consists of the following for the years ended December 31, 2000, 1999 and 1998 (dollars in thousands):

                                          2000        1999         1998
                                          ----        ----         ----
Current:
 Federal...........................      $ 120      $  192        $  -
 State.............................        268       1,122          248
 Foreign...........................        175         173          496

Deferred:
 Federal...........................       (157)         -            -
 State.............................        (66)         -            -
 Foreign...........................         -           -            -
                                         -----      ------        -----
Income tax provision...............      $ 340      $1,487        $ 744
                                         =====      ======        =====

      The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2000, 1999 and 1998 (Dollars in thousands):

                                                      2000                   1999                   1998
                                             --------------------     ------------------     --------------------
                                                Amount      %           Amount      %           Amount       %
                                               -------      -           ------      -           ------       -
Tax provision (benefit) at
     federal statutory income
     tax rate ...............................   1,714      34%         $ 3,480     34%         $(2,710)     34%
Valuation allowance .........................  (2,166)    (43)%         (2,963)   (28)           2,397     (33)
Goodwill amortization .......................      96       2%              27     --              234      (2)
Non deductible expenses .....................      68       1%              83      1               86      (1)
State income taxes, net of federal
     income tax benefit .....................     111       2%             664      6              167      (2)
Intangible asset write-down .................     --        --             --      --              317      (3)
Foreign income and withholding
     taxes, net of federal benefit ..........     372       7%             114      1              346      (4)
Other .......................................     145       4%              82      1              (93)      1
                                               -------   -------        -------  -------        -------   -------
Provision for income
     taxes and effective tax rates .......... $   340       7%         $ 1,487     15%         $   744     (10%)
                                               =======   =======        =======  =======        =======   =======

      Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2000 and 1999 are comprised (dollars in thousands):

                                                            2000           1999
                                                            ----           ----
Current deferred tax asset:
Allowance for doubtful accounts ..................       $  (483)       $  (626)
Employee benefit accruals and reserves ...........        (1,044)        (1,109)
Warranty liabilities .............................          (240)          (179)
Excess facility costs ............................          --             (136)
Other ............................................          (557)          (257)
                                                         -------        -------
Total current deferred tax asset .................        (2,324)        (2,307)
                                                         -------        -------

Long term deferred tax asset:
Tax benefit carryforwards ........................        (8,299)        (9,909)
Warranty liabilities .............................        (1,235)        (1,235)
Other ............................................          (373)          (677)
Intangible write-off .............................          --             (426)
Valuation allowance ..............................            45          2,274
                                                         -------        -------
Total long term deferred tax asset ...............        (9,862)        (9,973)
                                                         -------        -------

Long term deferred tax liabilities:
Depreciation and amortization ....................         5,521          2,839
Other ............................................         1,444          1,905
                                                         -------        -------
Total long term deferred tax liability ...........         6,965          4,744
                                                         -------        -------
   Net long term deferred tax asset ..............        (2,897)        (5,229)
                                                         -------        -------
           Net deferred tax asset ................       $(5,221)       $(7,536)
                                                         =======        =======

      The net deferred tax asset decreased approximately $2,500,000 due to acquisitions.

      Tax Carryforwards. The Company has investment tax credit carryforwards of approximately $45,000 for U.S. federal income tax purposes, which will expire in 2001 if not previously utilized. The Company has recorded a valuation allowance of $45,000 against the investment tax credit carryforward as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has alternative minimum tax credit carryforwards of approximately $1,128,000 for U.S. federal income tax purposes, which may be carried forward indefinitely. The utilization of $817,000 of the alternative minimum tax credit carryforward is restricted to the taxable income of one Subsidiary. The Company has net operating loss carryforwards of approximately $20,900,000 for U.S. federal income tax purposes at December 31, 2000, which if not utilized, will begin to expire in 2004. The Company had a valuation allowance of $-0- and $2,166,000 as of December 31, 2000 and 1999, respectively, against the net operating loss carryforwards. The change in the valuation allowance is the result of utilizing net operating losses for which valuation allowances were previously established. Management has determined that the realization of the deferred tax assets will more likely than not be realized as a result of probable future taxable income and prudent and feasible tax planning strategies.

11. Common Stock:

      As of December 31, 2000 and 1999, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

12. Employee Benefit Plans:

Defined Contribution Plans

      JBPCO 401(k) Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 15% of gross pay and provided for Company matching contributions up to two percent of gross pay as well the opportunity for an annual discretionary contribution. Effective January 1, 2001, the Company's matching contribution percentage was increased to three percent of the first six percent of gross pay. Vesting in the Company matching contribution is 20% per year over the first five years. The Company incurred related expenses of $1,207,393, $1,161,823 and $1,250,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

      Morgan sponsors a defined contribution profit sharing plan that provides retirement benefits payable in periodic equal installments, life annuities or in one lump sum payment. An employee becomes eligible to participate in the Plan on the first day of the plan year nearest the date on which the employee completes at least six consecutive months of employment. Under the terms of the plan agreement, Morgan at the sole direction of its Board of Directors may elect to make a contribution to the plan. Morgan incurred related expenses of $185,000, $1,127,000 and $88,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

Defined Benefit Plans

      Morgan. Morgan assumed future sponsorship of the National Steel Service Centers' pension plan, a company that ceased doing business and into which Morgan was merged in 1993, and continued to make contributions to the plan in accordance with the funding requirements of the Internal Revenue Service. No further benefits have accrued subsequent to February 12, 1992. The plan was terminated effective December 31, 1999 and the distribution of plan assets in satisfaction of plan obligations was substantially completed during 2000.

      Gem Top, a division of TAG, had a defined benefit plan covering hourly employees working at least 1,000 hours per year. The plan was frozen effective March 31, 1996 and at December 31, 2000 and 1999 plan assets approximated projected benefit obligations.

      The Company's funding policy for the Gem Top plan is to make the minimum annual contributions required by applicable regulations. The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 2000 and 1999, and the significant assumptions used in accounting for the defined benefit plans. (dollars in thousands):

                                                            2000         1999
                                                            ----         ----
Change in benefit obligation
Benefit obligation at beginning of year ..........       $ 1,724        $ 3,843
Interest cost ....................................            30            244
Actuarial gains (losses) .........................          (117)           507
Benefits paid ....................................           (18)          (337)
Benefit settlements ..............................        (1,116)        (2,533)
                                                         -------        -------
Benefit obligation at end of year ................       $   503        $ 1,724
                                                         -------        -------

                                                            2000          1999
                                                          -------        ------

Change in plan assets
Fair value of plan assets at beginning of year.....      $ 2,105        $ 4,544
Actual return on plan assets ......................          (17)           496
Company contributions .............................           12             11
Expenses ..........................................          (25)           (76)
Benefits paid .....................................          (18)          (337)
Benefit settlements ...............................       (1,116)        (2,533)
                                                          -------       -------
Fair value of plan assets at end of year ..........          941          2,105
                                                          -------       -------
Funded status of the plans ........................          438            381
Unrecognized actuarial loss .......................          (31)          (102)
Unrecognized net gains ............................           --             (9)
                                                          -------       -------
Prepaid benefit cost ..............................      $   417        $   270
                                                          =======       =======

                                                              2000        1999
                                                            -------     -------
Weighted-average assumptions
as of December 31:

Discount rate ....................................           6.8%          7.0%
Expected return on plan assets ...................           8.0%          8.0%

                                                   2000        1999        1998
                                                 -------     -------     -------
Components of net periodic
pension benefit

Service cost ..................................  $   5      $   5       $   5
Interest cost .................................     30        243         253
Expected return on plan assets ................    (40)      (345)       (309)
Recognized net actuarial (gains)/losses .......     (4)        (5)         (4)
Settlement gains ..............................     --        (17)        --
                                                  -----      -----       -----
Net periodic pension benefit ..................  $  (9)     $(119)      $ (55)
                                                  =====      =====       =====

13. Acquisitions:

KWS Manufacturing Co.

      Effective March 8, 2000, MIC Group acquired the stock of KWS. MIC Group paid approximately $5,843,000, net of cash acquired, in cash for the stock of KWS. Goodwill recorded of $1,276,000 is being amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until December 31, 2000 of $8,703,000 and $417,000, respectively, were included in the consolidated results of operations for year ended December 31, 2000.

Universal Brixius, Inc.

      Effective March 17, 2000, MIC Group acquired the stock of Universal. MIC Group paid approximately $11,584,000, net of cash acquired for the stock of Universal, of which $8,725,000 was paid in cash. In addition, $2,875,000 of the purchase price was evidenced by a promissory note payable in 12 consecutive quarterly installments of principal and interest. Goodwill recorded of approximately $4,290,000 is being amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until December 31, 2000 of $9,120,000 and $2,213,000, respectively, were included in the consolidated results of operations for the year ended December 31, 2000.

      The Company's consolidated results of operations on a pro forma basis, as though the businesses acquired during the year ended December 31, 2000 had been acquired on January 1, 1999 were as follows (in thousands, except per share amounts):

                                                        For the Twelve Months
                                                           Ended December 31,
                                                     ---------------------------
                                                           2000            1999
                                                           ----            ----

Pro forma net sales ................................      $473,998      $464,690
Pro forma operating income .........................        23,401        26,540
Pro forma income before extraordinary gain .........         6,892        10,955
Pro forma net income ...............................         6,892        11,153

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

      Letters of Credit and Other Commitments. The Company had $3,500,000 and $2,910,000 in standby letters of credit outstanding at December 31, 2000 and 1999, respectively, primarily securing the Company's insurance programs.

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

15. Related Party Transactions:

      Concurrently with the Note Offering on May 23, 1994, the Company is party to a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Chief Financial Officer. The Company pays to Southwestern a base fee of approximately $798,000 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; $686,000 was paid in 2000 and none was paid in 1999 or 1998. The Company paid Southwestern $1,377,000, $625,000 and $619,000 during 2000, 1999 and 1998, respectively for all these services. Welshman Industries, which is not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000 and $120,000 during 2000 and 1999, respectively, for certain services.

      Mr. Poindexter and Mr. Magee are officers of JBPCO and are partners in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $275,000, $230,000 and $222,000 in rent to the partnership in 2000, 1999 and 1998 pursuant to such lease.

16. Discontinued Operations

      TAG Distribution. The disposal of principally all of TAG's distribution operations was completed during the year ended December 31, 1999. The results of operations of the distribution operations of TAG have been reported as discontinued operations in the consolidated financial statements for 1999 and 1998. Based on improved operating performance, the Company decided during the second quarter of 1999 to retain Midwest Truck Aftermarket (MTA) and three retail stores (the Stores). Accordingly, the MTA portion of the estimated loss on disposal of TAG's distribution operations of $1,306,000, which represented the goodwill related to the acquisition of MTA, was reversed in the accompanying consolidated statement of operations for the year ended December 31, 1999. Additionally, the results of operations of MTA and the Stores have been included in continuing operations for all periods presented.

      During the year ended December 31, 1999, the Company sold two wholesale locations and 30 retail locations, including eight stores, which were part of Welshman Industries (formerly Radco). Two wholesale locations and three retail locations were closed. The Company realized total proceeds of approximately $4,726,000 from the disposition of these assets. The proceeds were used to repay borrowings under the Revolving Loan Agreement.

      TAG revenues from discontinued distribution operations were $8,211,000 and $47,051,000 for the years ended December 31, 1999 and 1998, respectively. The income (loss) from discontinued operations related to the distribution operations of TAG (TAG Distribution), during the twelve months ended December 31, 1999 and 1998 were as follows (in thousands):

                                                        For the Twelve Months
                                                               Ended
                                                    ----------------------------
                                                           1999          1998
                                                           ----          ----
Loss from TAG Distribution's operations less
     applicable income taxes of
     $-0- and $-0-, respectively ...................     $   --        $ (1,303)
Reversal of loss on disposal of MTA, net
      applicable income taxes of $0 ................        1,306          --
Loss on disposal of TAG Distribution, less
      applicable income taxes of $ -0- .............       (1,306)      (11,458)
                                                         --------      --------
                                                         $   --        $(12,761)
                                                         ========      ========

      At December 31, 1998 the loss on disposal of the majority of TAG's distribution operations was estimated to be $11,458,000 which included $7,962,000 for the estimated loss on sale and $3,496,000 for the estimated losses from operations from the measurement date through the dates of disposal. The estimated loss on disposal included the write-down of the related goodwill of $4,225,000. The $1,306,000 additional loss recorded in 1999 represents the amounts in excess of the estimate provided in 1998. The actual loss on sale exceeded the prior estimate by $638,000 and the actual losses from operations during the period after the measurement date exceeded the estimate by $668,000.

     Losses from the distribution operations of TAG, disposed of, include interest expense of $94,000 and $717,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the twelve months ended December 31, 1999 and 1998, respectively. The borrowings were repaid using the proceeds from the sale of TAG’s distribution operations.

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

      The results of operations of Lowy Group have been reported as discontinued operations in the consolidated financial statements for 1999 and 1998.

     Lowy revenues were $15,932,000 and $56,891,000 for the twelve months ended December 31, 1999 and 1998, respectively.

      The income from discontinued operations was as follows related to Lowy (in thousands):

                                                          For the Twelve Months
                                                                  Ended
                                                           --------------------
                                                             1999         1998
                                                             ----         ----
Net income from operations of Lowy, less
     applicable income taxes of $- and
     $262, respectively ..............................       $ --         $2,052
Gain on disposal of assets, less applicable
     taxes of $-0- ...................................           57        6,500
                                                             ------       ------
                                                             $   57       $8,552
                                                             ======       ======

      The gain on disposal during 1999 is shown net of operating losses of $383,000 which represents the results of operations subsequent to the measurement date. The above operating results of Lowy include interest expense of $164,000 and $218,000 related to the borrowings of Lowy under the Revolving Loan Agreement for the twelve months ended December 31, 1999 and 1998, respectively. The related borrowings were repaid using the proceeds from the sale of the operations.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

17. Supplemental Guarantor Information:

      The Company's obligations under the Senior Notes are guaranteed by each directly wholly-owned Subsidiary of JBPCO. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement. The Indenture and Revolving Loan Agreement provide that for subsidiaries acquired subsequent to the issuance of the Senior Notes to be designated as guarantors of the Senior Notes, provided certain financial ratio tests are met.

      The following consolidating financial information is presented for purposes of complying with the reporting requirements of the parent company and the Guarantor Subsidiaries. The financial information includes condensed balance sheet information as of December 31, 2000 and condensed operating statement information for the year ended December 31, 2000. The Company's non-guarantor subsidiaries are Beltrami Door Company, Welshman Industries and Acero-Tech, S.A. de C.V. Separate financial statements or other disclosures of the guarantors as of December 31, 1999 and for the two years ended December 31, 1999 are not significant.

Consolidating Condensed Balance Sheet Information (dollars in thousands):

                                                                               December 31, 2000

                                                       Guarantor       Non-guarantor       JBPCO and
                                                      Subsidiaries     Subsidiaries        Eliminations       Consolidated
                                                      ------------    --------------       ------------       ------------
Assets
        Current assets .....................          $  69,580          $   3,652          $    (670)          $  72,562
        Noncurrent assets ..................             70,406              3,335              2,323              76,064
                                                       ---------          ---------          ---------           ---------
        Total assets .......................          $ 139,986          $   6,987          $   1,653           $ 148,626
                                                       =========          =========          =========           =========
Liabilities and Equity
        Current liabilities ................          $  50,701          $   2,293          $   3,565           $  56,559
        Noncurrent liabilities .............             10,382                197             85,000              95,579
        Stockholder's equity
           (deficit) .......................             78,903              4,497            (86,912)             (3,512)
                                                       ---------          ---------          ---------           ---------
        Total liabilities and equity .......          $ 139,986          $   6,987          $   1,653           $ 148,626
                                                       =========          =========          =========           =========

Consolidating Condensed Statement of Operations Information for the Year ended:

                                                                December 31, 2000

                                                    Guarantor          Non-guarantor         JBPCO and
                                                   Subsidiaries        Subsidiaries          Eliminations       Consolidated
                                                   ------------        --------------        ------------       ------------

Net sales ..................................           $440,752           $ 11,746           $   (978)           $451,520
Cost of sales ..............................            363,090              9,499               (978)            371,611
Net income (loss) ..........................           $ 10,895           $ (1,394)          $ (4,874)           $  4,627

Consolidating Condensed Statement of Cash Flows Information for the Year ended:

                                                                  December 31, 2000

                                                   Guarantor            Non-guarantor         JBPCO and
                                                  Subsidiaries          Subsidiaries          Eliminations       Consolidated
                                                  ------------         -------------         ------------       ------------
Net cash provided by (used in)
     operating activities ..................         $ 20,084             $ (1,371)          $ (5,693)          $ 13,020
                                                     --------              --------           --------           --------
Capital expenditures .......................          (12,433)                (205)               (43)           (12,681)
Purchase of business .......................          (14,552)                --                 --              (14,552)
Proceeds from sale of assets ...............            1,162                 --                 --                1,162
Other ......................................               88                 --                 --                   88
                                                      --------             --------           --------           --------
Net cash used in investing activities ......          (25,735)                (205)               (43)           (25,983)
                                                      --------             --------           --------           --------
Net proceeds of
     revolving lines of credit .............            8,190                  297                119              8,606
Proceeds from long-term
     debt and capital leases ...............            8,790                 --                 --                8,790
Payments of long-term
     debt and capital leases ...............           (2,882)                (203)              --               (3,085)
Intercompany accounts ......................           (7,367)               1,750              5,617               --
                                                      --------             --------           --------           --------
Net cash provided by (used in)
     financing activities ..................            6,731                1,844              5,736             14,311
                                                      --------             --------           --------           --------
Increase (decrease) in restricted cash
      and cash equivalents .................         $  1,080             $    268           $   --             $  1,348
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

         Name                Age        Position
         ----                ---        --------
John B. Poindexter           56         Chairman of the Board and Chief Executive Officer
Peter K. Hunt                54         Director, President and Chief Operating Officer
Stephen P. Magee             53         Director, Executive Vice President, Chief Financial Officer and
                                        Treasurer
W.J. Bowen                   79         Director
R.S. Whatley                 49         Vice President, Controller
L.T. Wolfe                   52         Vice President Administration

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

Other Significant Persons

      Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:

         Name                Age            Position
         ----                ---            --------
Nelson Byman                 54             President of Specialty Manufacturing Group
Sam Hughes                   55             President of TAG
Robert Ostendorf             50             President of Morgan
Timothy Smith                45             President of EFP

      Nelson Byman has 28 years of engineering and management experience and was most recently Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield related equipment.

      Sam Hughes became President of TAG in March 2000. Previously, Mr. Hughes served as President and Chief Executive Officer of Spartanburg Stainless Products. He has over 30 years experience in a variety of manufacturing businesses.

      Robert Ostendorf, Jr. became President and Chief Operating Officer of Morgan Trailer Mfg., Co. in November 1999. Previously, Mr. Ostendorf served as President of the Truck Group of Cambridge Industries, Inc. He has over 23 years of experience in a variety of manufacturing and general management positions in the truck and automotive related industries.

      Timothy Smith became President of EFP in February 2001. Mr. Smith has over 20 years experience in the plastics and related businesses. He spent 18 years with BASF Corporation where he held increasingly responsible senior management positions. Most recently he was affiliated with a plastics company joint venture as their President.

Item 11. Executive Compensation

      The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 2000, 1999 and 1998:

                                                                Summary Compensation Table
                                                     Annual Compensation         All Other
                                                    ---------------------
         Name and Principal Position                 Year Salary   Bonus        Compensation
         ---------------------------                 ---- ------   -----        ------------
         John B. Poindexter ...................      2000 $ (a)    $--            $   --
              Chairman of the Board and .......      1999   (a)
              Chief Executive Officer .........      1998   (a)
         Stephen P. Magee .....................      2000 $ (a)    $(b)           $   --
              Chief Financial Officer .........      1999   (a)
                                                     1998   (a)
         Peter K. Hunt ........................      2000 $330,625 $466,000       $
              President and ...................      1999 $278,000 $75,000        $ 40,000
              Chief Operating Officer .........      1998 $204,000 $ --
         R.S. Whatley Controller ..............      2000 $135,435 $120,531       $
                                                     1999 $124,600 $ --           $   --
                                                     1998 $115,000 $ --
         L.T. Wolfe Vice President ............      2000 $207,867 $278,516       $   --
              Administration ..................      1999 $192,794 $ 20,000       $   --
                                                     1998 $168,000 $ --

        Messrs. Poindexter and Magee do not receive salaries from the Company. Rather, their services are provided to the Company pursuant to a Management Services Agreement. See "Management Services Agreement."

        Mr. Magee is eligible to receive an annual bonus pursuant to the incentive plan described below.

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

Management Services Agreement

      Concurrently with the Note Offering, the Company entered into a Management Services Agreement with a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as the Company's Chairman of the Board and Chief Executive Officer and of Mr. Magee who serves as its Executive President and Chief Financial Officer. The Company paid to Southwestern approximately $1,377,000 during the year ended December 31, 2000, for these services which is subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern for the provision of Mr. Poindexter's and Mr. Magee's services and may increase the annual fee payable above the automatic annual increase, in each case subject to certain limitations, if after giving effect to such payment and/or increase the Company's Consolidated EBITDA Coverage Ratio is 2.00 to 1 or higher.

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

Item 12. Security of Ownership of Certain Beneficial Owners and Management

                                                        Beneficial Ownership
                                                        --------------------
                                                      Number           Percent
Directors, Officers and 5% Stockholders              of Shares        of Class
---------------------------------------              ---------        --------
John B. Poindexter                                     3,059            100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Stephen P. Magee                                         --              --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Peter K. Hunt                                            --              --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

William J. Bowen                                         --              --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

All directors and officers as a                        _____            ____
group (4 persons)                                      3,059            100%

      Mr. Poindexter has sole voting and investment power with respect to all shares that he beneficially owns.

Item 13. Certain Relationships and Related Transactions

      Messrs. Poindexter and Magee are members of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 2000, 1999 and 1998, Morgan paid $275,000, $230,000 and $222,000, respectively as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

      The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter and Mr. Magee its Executive Vice President and Chief Financial Officer. The Company pays to Southwestern approximately $798,600 per year for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. For all services the Company paid Southwestern $1,377,000, $625,000 and $619,000 during 2000, 1999 and 1998, respectively.

      Welshman, which is not a restricted subsidiary under the terms of the Senior Notes Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000, $120,000 and $85,000 during 2000, 1999 and 1998, respectively for certain services.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)       Financial Statements - None, other than as previously listed in response to Item 8.
                  --------------------
     (a)(2)       Financial Statement Schedules - Disclosures included in the Notes to the Consolidated Financial Statements
                  -----------------------------
     (a)(3)       Exhibits - None
                  --------
     3.1(a)       Second Restated Certificate of Incorporation
     3.1.1(b)     Certificate of First Amendment to Second Restated Certificate of Incorporation.
     3.2(a)       Amended and Restated Bylaws
     4.1(b)       Form of 12 1/2% Senior Note due 2004 (included in Exhibit 4.2)
     4.2(b)       Indenture dated as of May 23, 1994
     4.2.1(c)     First Supplemental Indenture dated as of May 11, 1995.  Incorporated by reference  to Exhibit 4.1 to the Form 10-Q for the  quarterly  period ended June
                  30, 1995, as filed with the Commission on August 15, 1995
     4.2.2(c)     Second Supplemental Indenture dated as of June 26, 1995. Incorporated by reference to Exhibit 4.2 to the Form 10-Q for the quarterly period ended June
                  30, 1995, as filed with the Commission on August 15, 1995.
     4.3(a)       List of certain promissory notes
     10.1.5(d)    Loan and Security Agreement by and among Congress Financial  Corporation and J.B.  Poindexter & Co., Inc., dated June
                  28, 1996.
     10.1.6(f)    Amendment No. 1 to Loan and Security  Agreement by and among Congress  Financial  Corporation  and J.B.  Poindexter &
                  Co., Inc., dated May 13, 1998.
     10.1.7(f)    Amendment No. 2 to Loan and Security  Agreement by and among Congress  Financial  Corporation  and J.B.  Poindexter &
                  Co., Inc., dated June 30, 1998
     10.1.8(f)    Amendment No. 3 to Loan and Security Agreement by and among Congress Financial  Corporation and J.B. Poindexter &
                  Co., Inc., dated June 24, 1999
     10.1.9(f)    Amendment No. 4 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter &
                  Co., Inc., dated February 25, 2000
     10.1.10(f)  Amendment No. 5 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated March 8, 2000
     10.1.11(f)   Amendment No. 6 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter &
                  Co., Inc., dated March 17, 2000
     10.1.12(f)   Amendment No. 7 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter &
                  Co., Inc., dated March 17, 2000
     10.1.13(f)   Amendment No. 8 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter &
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

     10.86(e)     Management  Services  Agreement  dated as of May 23, 1994,  between  J.B.  Poindexter  & Co.,  Inc. and  Southwestern
                  Holdings, Inc.
     10.102(c)    Asset Purchase  Agreement,  dated as of June 15, 1995,  among Leer Inc.,  20th Century  Fiberglass,  Inc.,  Steven E.
                  Robinson and Ronald E. Hickman.  Incorporated  by reference to Exhibit 10.1 to the current  report on Form 8-K, dated
                  June 29, 1995, as filed with the Commission on September 11, 1995
     10.109(c)    Share Purchase Agreement dated as of June 30, 1995, between Raider Industries, Inc. and Martin Brown
     10.110(c)    Asset Purchase Agreement dated as of June 30, 1995, by and between Raider Industries Inc.,  Pro-More Industries Ltd.,
                  Brown Industries (1976) Ltd. and Martin Brown
     10.111(e)    Loan and Security  Agreement by and between  Congress  Financial  Corporation  and Welshman  Industries  Inc.,  dated
                  October 31,1997
     10.112(e)    Asset  Purchase  Agreement by and among Radco  Industries  Inc. and Midwest  Truck After Market and William J. Avery,
                  Sr. and Sarah A. Avery, dated October 31.1997
     10.113(e)    Asset Purchase Agreement by and among Lowy Group, Inc., J.B. Poindexter & Co., Inc. and Blue Ridge Acquisition  Company,
                  LLC, dated August 31, 1998.
     10.114(a)    J.B. Poindexter & Co., Inc. Long-Term Performance Plan.
     10.115(e)    Asset Purchase Agreement between L.D. Brinkman & Co. (Texas) Inc. and Lowy Group, Inc. dated June 7, 1999.
     21.1         Subsidiaries of the Registrant

  Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75154) as filed with the Commission on February 10, 1994

  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995.

  Incorporated by reference to the Company’s Annual Report on form 10-K for the year ended December 31, 1995, as filed with the Commission on March 29, 1996.

  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.

  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 30, 1998.

  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998.

  Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year:

      None

Supplemental Informationto Be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The registrant has not delivered to its security holders any annual report to security holders covering the last fiscal year, proxy statement, form of proxy or other proxy soliciting material (as described under this caption in Form 10-K as promulgated by the Securities and Exchange Commission). A copy of this Form 10-K will be sent to each registered holder of the registrant’s 12 1/2% Senior Notes due 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             J.B. POINDEXTER & CO., INC.

Date: March 28, 2001                         By: John B. Poindexter
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

Date: March 28, 2001                         John B. Poindexter
                                             John B. Poindexter
                                             Chairman and Chief Executive Officer and Director
                                             (Principal Executive Officer)

Date: March 28, 2001                         Peter K. Hunt
                                             Peter K. Hunt
                                             President and Chief Operating Officer and Director

Date: March 28, 2001                         Stephen P. Magee
                                             Stephen P. Magee
                                             Chief Financial Officer and Director
                                             (Principal Financial Officer)

Date: March 28, 2001                         W.J. Bowen
                                             W.J. Bowen
                                             Director

Date: March 28, 2001                         Robert S. Whatley
                                             Robert S. Whatley
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)