Form 10-Q
period 2001-03-31
POINDEXTER J B & CO INC
filed 2001-05-15
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

======================================================================================================================================= =============================================================================================

(Mark one) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 10, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

                                     ASSETS
                                                        March 31,   December 31,
                                                           2001        2000
                                                       ------------ ------------
                                                             (Unaudited)
Current assets
     Restricted cash .................................   $  1,644     $  2,345
     Accounts receivable, net of allowance for
      doubtful accounts of $893 and $918, respectively     39,843       33,495
     Inventories, net ................................     33,533       32,749
     Deferred income taxes ...........................      2,329        2,324
     Prepaid expenses and other ......................      1,602        1,649
                                                         --------     --------
         Total current assets ........................     78,951       72,562
Property, plant and equipment, net ...................     49,222       49,976
Goodwill, net ........................................     18,853       19,143
Deferred income taxes ................................      2,872        2,897
Other assets .........................................      4,003        4,048
                                                         --------     --------
     Total assets ....................................   $153,901     $148,626
                                                         ========     ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt ...............  $   3,301    $   3,301
     Borrowings under the revolving credit facilities      21,325       23,892
     Accounts payable ................................     21,835       15,281
     Accrued compensation and benefits ...............      5,367        6,515
     Accrued interest payable ........................      3,999        1,321
     Other accrued liabilities .......................      6,788        6,249
                                                        ---------    ---------
         Total current liabilities ...................     62,615       56,559
                                                        ---------    ---------
Noncurrent liabilities
     Long-term debt, less current portion ............     90,489       91,405
     Employee benefit obligations and other ..........      4,172        4,174
                                                        ---------    ---------
         Total noncurrent liabilities ................     94,661       95,579
                                                        ---------    ---------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital ................     16,486       16,486
     Cumulative other elements of comprehensive income       (619)        (432)
     Accumulated deficit .............................    (19,242)     (19,566)
                                                        ---------    ---------
         Total stockholder's deficit .................     (3,375)      (3,512)
                                                        ---------    ---------
         Total liabilities and stockholder's deficit .  $ 153,901    $ 148,626
                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------

                                                           2001           2000
                                                         --------       --------
                                                               (Unaudited)

Net sales ..........................................      $100,928      $116,406
Cost of sales ......................................        82,883        96,039
                                                          --------      --------
Gross profit .......................................        18,045        20,367
Selling, general and administrative expense ........        13,945        14,606
                                                          --------      --------
Operating income ...................................         4,100         5,761
Interest expense ...................................         3,602         3,508
                                                          --------      --------
Income before income taxes .........................           498         2,253
Income tax provision ...............................           174           508
                                                          --------      --------
Net income .........................................      $    324      $  1,745
                                                          ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                              2001     2000
                                                             ------    ------
                                                               (Unaudited)

Cash (used in) provided by operations ..................   $  4,442    $ (5,542)
                                                            --------    --------

Cash flows used in investing activities:
     Purchases of businesses net of cash acquired ......       --       (14,673)
     Acquisition of property, plant and equipment ......     (1,660)     (3,620)
                                                            --------    --------
         Net cash used in investing activities .........     (1,660)    (18,293)
                                                            --------    --------

Cash flows provided by (used in) financing activities:
     Net payments (proceeds) from revolving lines of
        credit and short-term debt .....................     (2,567)     16,032
     Proceeds from long-term debt ......................       --         8,790
     Payments of long-term debt and capital leases .....       (916)       (239)
                                                            --------    --------
         Net cash provided by (used in) financing
                activities .............................     (3,483)     24,583
                                                            --------    --------
Increase (decrease) in restricted cash and cash
                equivalents ............................       (701)        748
Restricted cash and cash equivalents, beginning of
        period .........................................      2,345         997
                                                           --------    --------
Restricted cash and cash equivalents, end of period ....   $  1,644    $  1,745
                                                           ========    ========

Supplemental information:
     Cash paid for income taxes, net of refunds ........   $    243    $    729
                                                           ========    ========
     Cash paid for interest ............................   $  1,066    $    607
                                                           ========    ========

     The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), EFP Corporation, (EFP) and Magnetic Instruments Corp., (MIC Group). MIC Group has two subsidiaries: KWS Manufacturing Inc. (KWS) and Universal Brixius Inc., (Universal) which together with MIC Group comprise the Specialty Manufacturing Group (SMG).

        The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month period ended March 31, 2001 are not necessarily indications of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 filed with the Securities and Exchange Commission on Form 10-K.

(2) Segment Data. The following is a summary of the business segment data (in thousands):

                                                       For the Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                       2001              2000
                                                       ----              ----
Net Sales:
Morgan .....................................        $  49,568         $  66,766
TAG ........................................           31,330            32,640
Specialty Manufacturing Group ..............           13,703             8,483
EFP ........................................            6,447             8,773
Inter Segment Eliminations .................             (120)             (256)
                                                    ---------         ---------
Net Sales ..................................        $ 100,928         $ 116,406
                                                    =========         =========

Operating Income (Loss):
Morgan .......................................         $ 1,074          $ 3,777
TAG ..........................................           1,440              925
Specialty Manufacturing Group ................           1,788            1,407
EFP ..........................................             468              686
JBPCO (Corporate) ............................            (670)          (1,034)
                                                       -------          -------
Operating Income .............................         $ 4,100          $ 5,761
                                                       =======          =======

                                                       March 31,    December 31,
Total Assets as of:                                     2001             2000
                                                      ----------   -------------
Morgan .......................................         $ 65,885         $ 61,798
TAG ..........................................           48,164           45,240
Specialty Manufacturing Group ................           27,946           28,547
EFP ..........................................            9,940           11,216
JBPCO (Corporate) ............................            1,966            1,825
                                                       --------         --------
Total Assets .................................         $153,901         $148,626
                                                       ========         ========

        During the three months ended March 31, 2000, MIC Group acquired KWS and Universal, which had net sales of $985,000 and $436,000, respectively, and operating income of $282,000 and $123,000, respectively for the period.

        Morgan has three customers (truck leasing and rental companies) that together accounted for approximately 57% and 63% of Morgan’s net sales during the three months ended March 31, 2001 and 2000, respectively. During the first quarter of 2001, two of the three Morgan customers merged; however, the merger is not expected to have a material impact on Morgan’s operations. EFP has three customers in the electronics industry that collectively accounted for approximately 26% and 35% of EFP’s net sales during the three months ended March 31, 2001 and 2000, respectively. The Specialty Manufacturing Group has an industry concentration, pertaining to international oil field service companies, with two customers that accounted for approximately 38% and 45% of Specialty Manufacturing Group’s net sales during the three months ended March 31, 2001 and 2000, respectively.

(3) Comprehensive Income. The components of comprehensive income (loss) were as follows (in thousands):

                                                        For the Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                          2001           2000
                                                          ----           ----
Net income ...................................         $   324          $ 1,745
Foreign currency translation
    adjustments ..............................            (187)              (5)
                                                       -------          -------
Comprehensive income .........................         $   137          $ 1,740
                                                       =======          =======

(4) Inventories. Consolidated net inventories consisted of the following (in thousands):

                                                       March 31,    December 31,
                                                         2001           2000
                                                       --------      ---------
FIFO Basis Inventory:
     Raw Materials  .................................. $ 22,713       $22,444
     Work in Process..................................    7,186         6,176
     Finished Goods ..................................    3,634         4,129
                                                       --------       -------
Total Inventory     .................................. $ 33,533       $32,749
                                                       ========       =======

(5) Revolving Loan Agreements. At March 31, 2001, the Company had total borrowing availability of approximately $42,381,000, of which $3,500,000 was used to secure letters of credit. Additionally, $21,325,000 had been borrowed to fund operations, resulting in unused availability of $17,556,000.

(6) Income Taxes. The income tax expense for the three months ended March 31, 2001 approximates amounts computed based on the federal statutory rate. The income tax expense of $508,000 for the three months ended March 31, 2000 differs significantly from amounts computed based on the federal statutory rates principally due to the taxpayer’s ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

(7) Contingencies.

        Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

        Environmental Matters. Since 1989, Morgan has been named as a potentially responsible party (“PRP”) with respect to its generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, based upon information known to Morgan, the Company currently believes that it’s proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material averse effect on the Company.

(8) Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement 133, is required to be adopted in fiscal years beginning after June 15, 2000. Because the Company’s limited use of derivatives, the adoption of the new statement had no significant effect on earnings or the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

        The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

        Net sales decreased $15.5 million, or 13% to $100.9 million for the three months ended March 31, 2001 compared to $116.4 million during 2000. SMG’s sales increased $5.2 million, or 62% due to increased sales of $1.8 million, or 26% at MIC Group and the acquisition of KWS and Universal during March 2000. Sales at KWS and Universal increased $3.4 million during the three months ended March 31, 2001 compared to the periods after the acquisition dates of March 8 and 17, respectively and ended March 31, 2000. Morgan’s sales decreased 26%, or $17.2 million, unit shipments decreased 22% to 6,471 units. Consumer rental product shipments increased 3%; however, shipments of commercial sales units decreased 28%. TAG sales decreased $1.3 million, or 4% to $31.3 million due to a 2% decrease in units shipped and a change in product mix. EFP sales decreased $2.3 million or 27%, mainly due to decreased shipments of packaging products primarily to consumer electronics businesses and the elimination of sales of $0.6 million, recorded in 2000, from its tooling products business sold effective December 31, 2000.

        Morgan’s backlog at March 31, 2001 was $32.7 million compared to $83.5 million at March 31, 2000. Morgan’s backlog declined $50.8 million or 61% due to a reduction in commercial sales orders and Morgan’s improved delivery performance. The market for Morgan’s commercial sales products is estimated to have declined approximately 35% during the current period compared to the prior year as a result of economic conditions in the trucking industry. Backlog at EFP was $1.8 million at March 31, 2001 compared to $3.3 million at March 31, 2000. SMG’s backlog at March 31, 2001 was $18.8 million compared to $9.5 million at the end of the first quarter of 2000 due primarily to increased activity in energy-related business.

        Cost of sales decreased 14% to $82.9 million for the three months ended March 31, 2001 compared to $96.0 million during the 2000 period. Gross profit decreased 11% to $18.0 million (18% of net sales) during the 2001 quarter compared to $20.4 million (17% of net sales) for 2000. Gross profit at Morgan decreased $3.6 million, or 44% to $4.7 million, or 9% of sales compared to 12% of sales during 2000, primarily due to lower volume and a related decrease in the absorption of fixed costs. The decrease in gross profit was partially offset by reduced costs including a 35% reduction in headcount at March 31, 2001 compared to March 31, 2000. TAG’s gross profit as a percent of sales increased to 26% during the 2001 period compared to 23% during 2000 as a result of lower labor and overhead costs, primarily due to a change in product mix. Gross profit decreased $0.6 million or 30% at EFP because of lower sales and reduced overhead absorption on lower volume. SMG’s gross profit increased $1.3 million during 2001 compared to 2000. The improved gross margin percentage at MIC Group was due primarily to improved overhead absorption on higher sales volume and to better labor efficiencies. MIC Group has reduced headcount 6% at March 31, 2001 compared to March 31, 2000.

        Selling, general and administrative expenses decreased $0.7 million, or 5% to $13.9 million (14% of net sales) for the three months ended March 31, 2001 compared to $14.6 million (13% of net sales) during 2000. Selling, general and administrative expenses decreased $0.9 million, or 20% at Morgan and $0.4 million, or 29% at EFP primarily as a result of reduced personnel and related costs. The decrease at Morgan and EFP were largely offset by the inclusion of a full quarter of expenses at KWS and Universal that were acquired on March 8 and 17, 2000, respectively. The increase in selling, general and administrative expense as a percentage of sales is due to reduced sales. Corporate expenses, included in selling, general and administrative costs declined approximately $0.4 million due primarily to an insurance refund of $0.3 million received during the quarter ended March 31, 2001.

        Operating income decreased 29%, or $1.7 million to $4.1 million (4% of net sales) for the three months ended March 31, 2001 compared to $5.8 million (5% of net sales) in 2000. Morgan’s operating income decreased $2.7 million for the period on lower sales. EFP’s operating income decreased $0.2 million for the period also as a result of lower sales. TAG and Specialty Manufacturing Group’s operating incomes increased $0.5 million and $0.4 million, respectively, primarily as a result of lower costs relative to sales at TAG and improved performance at the MIC Group component of SMG.

        Interest expense was $3.6 million for the three months ended March 31, 2001, 3% more than the $3.5 million during the same period in 2000. The acquisition debt related to KWS and Universal, acquired March 8 and March 17, 2000, respectively, increased interest expense approximately $0.3 million, offset by lower revolver borrowings primarily as a result of improved working capital performance.

Liquidity and Capital Resources

        Operating activities during the three months ended March 31, 2001 generated cash of $4.4 million compared to using cash of $5.5 million during the same period in 2000 due primarily to working capital control efforts, implemented in late 2000, resulting in lower increases in receivables and inventory primarily at Morgan during the three months ended March 31, 2001 compared to the same period in 2000. Working capital at March 31, 2001 was $16.3 million compared to $14.8 million at March 31, 2000.

        The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At May 1, 2001, the Company had unused available borrowing capacity of approximately $22.2 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreements at March 31, 2001 were $21.3 million compared to $23.9 million at December 31, 2000 and $31.3 million at March 31, 2000.

        Capital expenditures for the three months ended March 31, 2001 of $1.7 million compared to $3.6 million during the same period in 2000, related primarily to the maintenance of existing capacity at TAG Manufacturing and Morgan.

        The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Management believes that its cash balances and the borrowing availability under the Revolving Loan Agreement will satisfy the Company’s cash requirements for the foreseeable future, given its anticipated additional capital expenditures, working capital requirements and known obligations. The Company is in compliance with the terms of the Revolving Loan Agreement.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

        Forward-looking statements in this report, including without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 3. Other Information

      None

Item 4. Exhibits and Reports on Form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    J.B. POINDEXTER & CO., INC.
                                             (Registrant)

Date:    May 14, 2000             By:   R. D. Ayers
                                     R. D. Ayers, Chief Financial Officer

                                  By:  R.S. Whatley
                                     R. S. Whatley, Principal Accounting Officer