Form 10-Q
period 2001-06-30
POINDEXTER J B & CO INC
filed 2001-08-14
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

======================================================================================================================================= =============================================================================================

(Mark one) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10Q and is therefore filing this form with reduced disclosure format.

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 7, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                     ASSETS
                                                          June 30,  December 31,
                                                            2001        2000
                                                          -------    ----------

                                                         (Unaudited)
Current assets
     Restricted cash ...................................   $    456   $  2,345
     Accounts receivable, net of allowance
        for doubtful accounts of $1,112
         and $918, respectively ........................     38,420     33,495
     Inventories, net ..................................     31,092     32,749
     Deferred income taxes .............................      2,344      2,324
     Prepaid expenses and other ........................      1,584      1,649
                                                           --------   --------
         Total current assets ..........................     73,896     72,562
Property, plant and equipment, net .....................     49,496     49,976
Goodwill, net ...........................................    18,561     19,143
Deferred income taxes ...................................     2,872      2,897
Other assets ............................................     3,791      4,048
                                                           --------   --------
     Total assets .......................................  $148,616   $148,626
                                                           ========   ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt ..................  $  3,708    $ 3,301
     Borrowings under the revolving credit facilities        20,078     23,892
     Accounts payable ...................................    18,973     15,281
     Accrued compensation and benefits ..................     5,426      6,515
     Accrued income taxes ...............................       444       --
     Other accrued liabilities ..........................     7,474      7,570
                                                          ---------   --------
         Total current liabilities ......................    56,103     56,559
                                                          ---------   --------
Noncurrent liabilities
     Long-term debt, less current portion ...............    89,860     91,405
     Employee benefit obligations and other .............     4,240      4,174
                                                          ---------   --------
         Total noncurrent liabilities ...................    94,100     95,579
                                                          ---------   --------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital ...................    16,486     16,486
     Cumulative other elements of comprehensive income...      (446)      (432)
     Accumulated deficit ................................   (17,627)   (19,566)
                                                          ---------   --------
         Total stockholder's deficit ....................    (1,587)    (3,512)
                                                          ---------   --------
         Total liabilities and stockholder's deficit .... $ 148,616  $ 148,626
                                                          =========   ========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

                                        For the Three Months  For the Six Months
                                           Ended June 30,        Ended June 30,
                                          ---------------        -------------
                                            (Unaudited)           (Unaudited)

                                          2001       2000       2001       2000
                                         -----      -----      -----      -----

Net sales ..........................   $109,838   $132,976   $210,766   $249,382
Cost of sales ......................     88,844    107,879    171,727    203,918
                                       --------   --------   --------   --------
Gross profit .......................     20,994     25,097     39,039     45,464
Selling, general and administrative
expense.............................     15,067     15,679     29,012     30,285
                                       --------   --------   --------   --------
Operating income ...................      5,927      9,418     10,027     15,179
Interest expense ...................      3,442      3,966      7,044      7,474
                                       --------   --------   --------   --------
Income before income taxes .........      2,485      5,452      2,983      7,705
Income tax provision ...............        870      1,225      1,044      1,733
                                       --------   --------   --------   --------
Net income .........................   $  1,615   $  4,227   $  1,939   $  5,972
                                       ========   ========   ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                            For the Six Months
                                                               Ended June 30,
                                                          ---------------------
                                                               (Unaudited)
                                                            2001         2000
                                                            ----         ----

Cash provided by (used in) operations ..................   $  7,726    $ (6,598)
                                                           --------    --------

Cash flows used in investing activities:
     Purchases of businesses net of cash acquired ......       --       (14,673)
     Proceeds from sales of business and equipment .....       --           168
     Acquisition of property, plant and equipment ......     (4,663)     (8,295)
                                                           --------    --------
         Net cash used in investing activities .........     (4,663)    (22,800)
                                                           --------    --------

Cash flows provided by (used in) financing activities:
     Net (payments) proceeds from revolving lines of
        credit and short-term debt .....................     (3,814)     20,676
     Proceeds from long-term debt ......................        536       8,710
     Payments of long-term debt and capital leases .....     (1,674)       (868)
                                                           --------    --------
         Net cash (used in) provided by
                financing activities ...................     (4,952)     28,518
                                                           --------    --------
Decrease in restricted cash ............................     (1,889)       (880)
Restricted cash beginning of period ....................      2,345         997
                                                           --------    --------
Restricted cash end of period ..........................   $    456    $    117
                                                           ========    ========

Supplemental information:
     Cash paid for income taxes, net of refunds ........   $     63    $    797
                                                           ========    ========
     Cash paid for interest .............................  $  6,818    $  7,059
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        (1) Organization and Business. J.B. Poindexter & Co., Inc. (JBPCO) and its subsidiaries (the Subsidiaries, and, together with JBPCO, the Company), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., (Morgan), Truck Accessories Group, Inc., (TAG), EFP Corporation, (EFP) and Magnetic Instruments Corp., (MIC Group). MIC Group has two subsidiaries; KWS Manufacturing Inc. (KWS) and Universal Brixius Inc., (Universal) which together with MIC Group comprise the Specialty Manufacturing Group (SMG).

        The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the six-month period ended June 30, 2001 are not necessarily indications of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 filed with the Securities and Exchange Commission on Form 10-K.

        (2) Segment Data. The following is a summary of the business segment data (in thousands):

                                For the Three Months       For the Six Months
                                   Ended June 30,            Ended June 30,
                                ____________________       __________________
                                 2001         2000         2001          2000
                                 ----         ----         ----          ----
Net Sales:
Morgan ......................  $  52,975    $  73,416    $ 102,543    $ 140,182
TAG .........................     36,598       38,296       67,928       70,936
Specialty Manufacturing Group     14,270       12,937       27,973       21,420
EFP .........................      6,096        8,556       12,543       17,329
Inter Segment Eliminations ..       (101)        (229)        (221)        (485)
                               ---------    ---------    ---------    ---------
Net Sales ...................  $ 109,838    $ 132,976    $ 210,766    $ 249,382
                                =========    =========    =========    =========

Operating Income (Loss):
Morgan ......................  $   3,245    $   5,550    $   4,319    $   9,327
TAG .........................      1,776        2,270        3,216        3,195
Specialty Manufacturing Group      1,418        1,929        3,206        3,336
EFP .........................        304          683          772        1,369
JBPCO (Corporate) ...........       (816)      (1,014)      (1,486)      (2,048)
                               ---------    ---------    ---------    ---------
Operating Income ............  $   5,927    $   9,418    $  10,027    $  15,179
                               =========    =========    =========    =========

                                                       June 30,     December 31,
       Total Assets as of:                               2001           2000
                                                       _______      ____________
Morgan .......................................         $ 60,001         $ 61,798
TAG ..........................................           48,452           45,240
Specialty Manufacturing Group ................           28,287           28,547
EFP ..........................................           10,432           11,216
JBPCO (Corporate) ............................            1,444            1,825
                                                       --------         --------
Total Assets .................................         $148,616         $148,626
                                                       ========         ========

        Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 51% of Morgan’s net sales during each of the six months ended June 30, 2001 and 2000. EFP has three customers in the electronics industry that collectively accounted for approximately 23% and 30% of EFP’s net sales during the six months ended June 30, 2001 and 2000, respectively. SMG has an industry concentration, pertaining to international oil field service companies, with two customers that accounted for approximately 39% of SMG’s net sales during each of the six months ended June 30, 2001 and 2000.

(3) Comprehensive Income. The components of comprehensive income (loss) were as follows (in thousands):

                                        For the Three Months For the Six Months
                                           Ended June 30,      Ended June 30,
                                        ____________________ __________________
                                          2001      2000      2001        2000
                                          ----      ----       ----       ----
Net income ..........................   $ 1,615   $ 4,227    $ 1,939    $ 5,972
Foreign currency translation
    adjustments .....................       173       (78)       (14)       (83)
                                        -------   -------    -------    -------
Comprehensive income ................   $ 1,788   $ 4,149    $ 1,925    $ 5,889
                                        =======   =======    =======    =======

(4) Inventories. Consolidated net inventories consisted of the following (in thousands):

                                                     June 30,       December 31,
                                                       2001              2000
                                                      ------         -----------
FIFO Basis Inventory:
     Raw Materials .........................           $19,293           $22,444
     Work in Process .......................             7,170             6,176
     Finished Goods ........................             4,629             4,129
                                                       -------           -------
Total Inventory ............................           $31,092           $32,749
                                                       =======           =======

(5) Revolving Loan Agreements. At June 30, 2001, the Company had total borrowing availability of approximately $41,980,000, of which $4,500,000 was used to secure letters of credit. Additionally, $20,078,000 had been borrowed to fund operations, resulting in unused availability of $17,402,000.

        The Revolving Loan Agreement provides for Supplemental Revolving Loans to KWS and Universal (Cash Flow Loans) and requires that the companies maintain a minimum ratio of Fixed Charges to EBITDA (Fixed Charge Coverage Ratio) during the term of the loans. As of June 30, 2001 the Fixed Charge Coverage Ratios for KWS and Universal were below the minimum required and as a result, the lender had the right to require payment in full of the outstanding balances of the respective Cash Flow Loans. The Company’s lender agreed to waive the repayment in full of the KWS and Universal Cash Flow Loans as of June 30, 2001. Additionally, the required Fixed Charge Coverage Ratios were reset for each period through the termination of the Cash Flow Loans on March 31, 2002. Additionally, effective August 14, 2001 KWS and Universal prepaid amounts outstanding under their respective Term Loans in the amounts of $350,000 and $150,000, respectively, using funds advanced under the terms of the Revolving Loan Agreement. Accordingly, $500,000 was reclassified from Long-Term Debt to Current Portion of Long-Term Debt as of June 30, 2001.

        Effective June 29, 2001, the Company merged Welshman Industries (Welshman) into TAG. Welshman was a non-guarantor of the Company’s Senior Notes and concurrent with the acquisition of substantially all of the assets of MTA had entered into a revolving credit agreement providing for borrowings of up to the lesser of $5,000,000 or an amount based on eligible accounts receivable and inventory. Effective with the merger, the Welshman Revolving Credit Agreement was terminated.

(6) Income Taxes. The income tax expense for the six months ended June 30, 2001 approximates amounts computed based on the federal statutory rate. The income tax expense of $1,733,000 for the six months ended June 30, 2000 differs from amounts computed based on the federal statutory rates principally due to the taxpayer’s ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

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

(8) Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement 133, is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company’s limited use of derivatives, the adoption of the new statement had no significant effect on earnings or the financial position of the Company.

         In July 2001, the FASB issued SFAS No. 141, Business Combination. SFAS No. 141 requires that all business combinations initiated or completed after June 20, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. SFAS No. 141 is effective for all business combinations initiated, as well as those completed, after June 30, 2001. The Company will adopt SFAS No. 141 as of July 1, 2001. The adoption of the new statement will have no effect on the results of operations or the consolidated financial position of the Company.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations. The Company's consolidated statement of operations for the year ending December 31, 2001 will include approximately $1,100,000 of goodwill amortization expense.

J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
And Results of Operations

        The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Operations

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

        Net sales decreased $38.6 million, or 15% to $210.8 million for the six months ended June 30, 2001 compared to $249.4 million during 2000 as the severe decline in domestic manufacturing activity impacted all of the Company’s businesses with the exception of SMG which benefited from continued demand for its products used in the energy industry. The Company reacted to the deteriorating business environment by reducing both fixed and variable costs primarily at Morgan and EFP, the subsidiaries most impacted by the decrease in sales.

        Morgan’s net sales decreased 27% or $37.6 million and unit shipments decreased 21% to 13,439 units. Consumer rental product shipments increased 31%; however, shipments of commercial sales units decreased 33%. TAG’s net sales decreased $3.0 million or 4% to $67.9 million due primarily to a 4% decrease in units shipped. EFP’s net sales decreased $4.8 million or 28%, mainly due to decreased shipments of packaging products primarily to consumer electronics businesses and the elimination of sales of $1.1 million, recorded in the first six months of 2000, from its tooling products business that was sold effective December 31, 2000. SMG’s net sales increased $6.6 million or 31% to $28.0 million due to increased sales of $5.0 million or 38% from its oilfield services related business. SMG’s net sales from operations acquired during March 2000, decreased approximately $1.2 million during the six months ended June 30, 2001 compared to net sales for the prior period, on a pro-forma basis as if the operations were acquired on January 1, 2000. The decrease was due to weak demand for bulk material handling equipment and in the consumer products related businesses.

        Morgan’s backlog at June 30, 2001 was $22.2 million compared to $39.7 million at June 30, 2000. The decline was primarily due to a reduction in commercial sales orders. The market for Morgan’s commercial sales products is estimated to have declined approximately 35% during the current period compared to the prior year as a result of economic conditions in the trucking industry. Backlog at EFP was $1.9 million at June 30, 2001 compared to $3.5 million at June 30, 2000. SMG’s backlog at June 30, 2001 was $18.9 million compared to $13.6 million at the end of the second quarter of 2000 due primarily to increased activity in oil field services related business.

        Cost of sales decreased 16% to $171.7 million for the six months ended June 30, 2001 compared to $203.9 million during the 2000 period. Gross profit decreased 14% to $39.0 million (19% of net sales) during the 2001 period compared to $45.5 million (18% of net sales) for 2000. Gross profit at Morgan decreased $6.5 million or 36% to $11.4 million or 11% of sales compared to 13% of sales during 2000, primarily due to lower volume and higher fixed costs relative to sales. In reaction to the downturn in business, Morgan reduced its average manufacturing headcount by 35% during the 2001 period compared to 2000. TAG’s gross profit as a percent of sales increased to 25% during the 2001 period compared to 24% during 2000 as a result of lower labor and overhead costs relative to sales. Gross profit decreased $1.1 million or 30% at EFP because of lower sales and reduced overhead absorption on lower volume. SMG’s gross profit increased $1.1 million to $7.5 million (27% of net sales) compared to $6.3 primarily to improved overhead absorption on higher sales volume and better labor efficiencies, offset by a $0.5 million or 42% decrease in gross profit at the bulk material handling operation due primarily to a $0.3 million write-down in work in process inventory.

        Selling, general and administrative expenses decreased $1.3 million or 4% to $29.0 million (14% of net sales) for the six months ended June 30, 2001 compared to $30.3 million (12% of net sales) during 2000. Selling, general and administrative expenses decreased $1.5 million or 17% at Morgan and $0.5 million or 21% at EFP primarily as a result of reduced personnel and related costs. The decreases at Morgan and EFP were largely offset by the inclusion of a full quarter of expenses of operations acquired by SMG during March of 2000. The increase in selling, general and administrative expense as a percentage of sales is due to reduced sales.

        Operating income decreased 34% or $5.2 million to $10.0 million (5% of net sales) for the six months ended June 30, 2001 compared to $15.2 million (6% of net sales) in 2000. Morgan’s operating income decreased $5.0 million for the period on lower sales. TAG’s operating income for the period was the same as the prior period. TAG’s operating income during the six months ended June 30, 2001 was negatively impacted by an operating loss of $1.0 million at its Polymer division and a $0.3 million operating loss at its distribution division. Approximately 50% of the Polymer operating loss was incurred during the quarter ended June 30, 2001 and was associated with the production of new polymer tonneau products for the OEM market. EFP’s operating income decreased $0.6 million for the period also as a result of lower sales. SMG’s operating income decreased $0.1 million, primarily as a result of reduced levels of sales at its bulk material handling and volume machining operations partially offset by an increase of $1.5 million or 76% at its oilfield related operation.

        Interest expense was $7.0 million for the six months ended June 30, 2001, 7% less than the $7.5 million during the same period in 2000. The acquisition debt related to KWS and Universal, acquired March 8 and March 17, 2000, respectively, increased interest expense approximately $0.6 million, offset by lower revolver borrowings primarily as a result of improved working capital performance.

        The income tax expense for the six months ended June 30, 2001 approximates amounts computed based on the federal statutory rate. The income tax expense of $1.7 million for the six months ended June 30, 2000 differs from amounts computed based on the federal statutory rates principally due to the taxpayer’s ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

Second Quarter 2001 Compared to Second Quarter 2000

        Net sales decreased $23.1 million or 17% to $109.8 million for the quarter ended June 30, 2001 compared to $132.9 million during the 2000 period. Morgan’s sales decreased 28% or $20.4 million. Shipments of Morgan’s consumer rental products increased 63% and commercial product shipments decreased 37%. TAG’s sales decreased $1.7 million or 4% to $36.7 million due to a 5% decrease in unit shipments partially offset by price increases. EFP’s sales decreased $2.5 million or 29%, including a $0.6 million decrease for the quarter attributable to the tooling products business sold by EFP effective December 31, 2000. SMG’s sales increased $1.3 million or 10% to $14.3 million. Sales increased $2.7 million or 40% on higher machining business excluding sales during 2000 from its electronic assembly and testing operations that were sold effective December 31, 2000. Offsetting those gains were decreases as a result of weakness in demand for consumer products.

        Cost of sales declined 18% to $88.8 million for the quarter ended June 30, 2001 compared to $107.9 million during the 2000 period. Gross profit decreased 16% to $21.0 million (19% of net sales) during the 2001 quarter compared to $25.1 million (19% of net sales) for 2000. The labor component of cost of sales declined 21% or $4.3 million as the Company reacted to the continued recession in the manufacturing sector by reducing average headcount by 20%, primarily direct manufacturing personnel at Morgan, during the quarter ended June 30, 2001 compared to the same period in 2000. Gross profit at Morgan decreased $2.9 million (30%) to $6.8 million or 13% of sales compared to 19% of sales during 2000, primarily due to the loss of sales. TAG’s gross profit for the quarter ended June 30, 2001 decreased $0.5 million or 5%. Although partially reduced by increased material costs associated with the start up of production of the new polymer based tonneau product, TAG’s gross profit as a percent of sales was 26% during the 2001 period compared to 26% during 2000. SMG’s gross profit decreased $0.2 million to $3.6 million (25% of net sales) during 2001 compared $3.8 million (29% of net sales) during 2000. Gross profit increased $1.0 million or 55% at SMG’s precision machining operations on increased sales offset by a $1.2 million or 61% decrease in gross profit as a result of lower demand for products in the bulk material handling and volume machining operations. Gross profit decreased 30% at EFP primarily due to a 29% decrease in sales. EFP’s gross profit as a percentage of sales decreased slightly to 19% during 2001 compared to 20% during 2000 as a result of an increase in overhead costs relative to sales offset by a 36% decrease in material costs and a 41% decrease in labor costs. EFP’s headcount was reduced by 29% during the quarter.

        Selling, general and administrative expenses decreased $0.6 million or 4% to $15.1 million (14% of net sales) for the quarter ended June 30, 2001 compared to $15.7 million (12% of net sales) during 2000. The decrease in selling, general and administrative expense is due primarily to a reduction in costs at Morgan resulting from a 36% reduction in personnel during the 2001 period compared to 2000.

        Operating income decreased 37% or $3.5 million to $5.9 million (5% of net sales) for the quarter ended June 30, 2001 compared to $9.4 million (7% of net sales) in 2000. SMG’s operating income decreased $0.5 million. TAG’s operating income decreased 21% or $0.5 million. Morgan’s operating income decreased $2.3 million for the period. EFP’s operating income decreased $0.4 million.

        Operating income for the quarter ended June 30, 2001 was reduced by the following charges: operating losses of $0.6 million at TAG associated with the production of new polymer products for the OEM market; inventory write-downs of $0.5 million at the distribution operations of TAG; inventory write-downs of $0.3 million at SMG and healthcare and severance related charges of $0.2 million at Morgan.

        Interest expense was $3.4 million for the quarter ended June 30, 2001, 15% less than the $4.0 million during the same period in 2000. The decrease was due to lower revolver borrowings.

Liquidity and Capital Resources

        Operating activities during the six months ended June 30, 2001 generated cash of $7.7 million compared to using cash of $6.5 million during the same period in 2000. The Company implemented a working capital control program late in 2000 that resulted in lower increases in receivables and inventory, primarily at Morgan during the six months ended June 30, 2001 compared to the same period in 2000. Working capital at June 30, 2001 was $17.8 million compared to $16.6 million at June 30, 2000.

        The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At August 3, 2001, the Company had unused available borrowing capacity of approximately $14.8 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at June 30, 2001 decreased $15.9 million to $20.1 million compared to $36.0 million at June 30, 2000, and decreased $3.8 million compared to $23.9 million at December 31, 2000.

        Capital expenditures for the six months ended June 30, 2001 were $4.7 million compared to $8.3 million during the same period in 2000. Capital expenditures during 2001 included replacement expenditures at TAG of $1.4 million and expansion in capacity costing approximately $1.2 million at SMG in response to customer demand.

        At June 30, 2001, the Consolidated EBITDA Coverage Ratio, as defined in the 2004 12 ½% Senior Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan Agreement, enter into capital leases, provide certain guarantees or incur liens on its assets.

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

PART II. OTHER INFORMATION

Item 3. Other Information

        The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10Q and is therefore filing this form with reduced disclosure format.

Item 4. Exhibits and Reports on Form 8-K

10.1.14

Amendment No. 9 to Loan and Security Agreement by and among Congress Financial Corporation and J.B.
Poindexter & Co., Inc., dated March 27, 2001

10.1.15

Waiver of Fixed Charge Coverage Ratio by and among Congress Financial Corporation and KWS as a part of
J.B. Poindexter & Co., Inc., dated May 14, 2001

10.1.16

Amendment No. 10 to Loan and Security Agreement by and among Congress Financial Corporation and J.B.
Poindexter & Co., Inc., dated June 21, 2001

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

(Registrant)

Date: August 14, 2001

By: R. D. Ayers

R. D. Ayers, Chief Financial Officer

By: R.S. Whatley

R. S. Whatley, Principal Accounting Officer