Form 10-Q
period 2001-09-30
POINDEXTER J B & CO INC
filed 2001-11-13
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

======================================================================================================================================= =============================================================================================

(Mark one) [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 1, 2001.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

                                                  September 30,    December 31,
                                                      2001             2000
                                                  -------------    ------------
                                                   (Unaudited)
Current assets
   Restricted cash .............................   $    857         $  2,345
   Accounts receivable, net of allowance for
    doubtful accounts of $1,152 and $918,
          respectively .........................     36,182           33,495
     Inventories, net ..........................     29,325           32,749
     Deferred income taxes .....................      2,364            2,324
     Prepaid expenses and other ................      1,879            1,649
         Total current assets ..................     70,607           72,562
Property, plant and equipment, net .............     49,126           49,976
Goodwill, net ..................................     18,267           19,143
Deferred income taxes ..........................      2,872            2,897
Other assets ...................................      4,060            4,048
                                                   --------        ---------
     Total assets ..............................   $144,932         $148,626
                                                   ========        =========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt..........  $   3,435        $   3,301
     Borrowings under the revolving credit
        facilities..............................     16,171           23,892
     Accounts payable...........................     17,863           15,281
     Accrued compensation and benefits..........      5,153            6,515
     Accrued interest...........................      3,995            1,321
     Other accrued liabilities..................      7,240            6,249
                                                    -------         --------
         Total current liabilities..............     53,857           56,559
                                                    -------         --------
Noncurrent liabilities
     Long-term debt, less current portion.......     89,194           91,405
     Employee benefit obligations and other.....      4,169            4,174
                                                    -------         --------
         Total noncurrent liabilities...........     93,363           95,579
                                                    -------         --------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital...........     16,486           16,486
     Cumulative other elements of comprehensive
        income..................................       (630)            (432)
     Accumulated deficit........................    (18,144)         (19,566)
                                                    --------        ---------
         Total stockholder's deficit............     (2,288)          (3,512)
                                                    --------        ---------
         Total liabilities and stockholder's
                deficit.........................    $144,932       $ 148,626
                                                    ========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

                                 For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                 --------------------    --------------------
                                     (Unaudited)             (Unaudited)

                                    2001       2000       2001         2000
                                    ----       ----       ----         ----

Net sales ......................   $92,511   $107,416    $303,277     $356,798
Cost of sales ..................    75,832     89,079     247,559      292,997
                                   -------   --------    --------     --------
Gross profit ...................    16,679     18,337      55,718       63,801
Selling, general and
 administrative expense ........    14,156     14,784      43,168       45,069
                                   -------   --------    --------     --------
Operating income ...............     2,523      3,553      12,550       18,732
Interest expense ...............     3,318      3,739      10,362       11,213
                                   -------   --------    --------     --------
Income (loss) before
  income taxes .................      (795)      (186)      2,188        7,519
Income tax provision (benefit) .      (278)      (793)        766          940
                                   --------   --------   --------     --------
Net income .....................   $  (517)  $    607    $  1,422     $  6,579
                                   ========  =========   ========     ========

        The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                               (Unaudited)
                                                            2001          2000
                                                            ----          ----

Cash provided by operations ............................   $ 15,312    $  8,013
                                                           --------    --------
Cash flows used in investing activities:
     Purchases of businesses net of cash acquired ......       --       (14,673)
     Proceeds from sales of business and equipment .....         46         888
     Acquisition of property, plant and equipment ......     (7,047)    (11,123)
                                                           ---------   ---------
         Net cash used in investing activities .........     (7,001)    (24,908)
                                                           ---------   ---------
Cash flows (used in) provided by  financing activities:
     Net (payments) proceeds from revolving lines of
        credit and short-term debt .....................     (7,717)     11,590
     Proceeds from long-term debt ......................        967       8,710
     Payments of long-term debt and capital leases .....     (3,049)     (2,031)
                                                           ---------   ---------
         Net cash (used in) provided by financing
                activities .............................     (9,799)     18,269
                                                           ---------   ---------
(Decrease) increase in restricted cash .................     (1,488)      1,374
Restricted cash beginning of period ....................      2,345         997
                                                           ---------   ---------
Restricted cash end of period ..........................   $    857    $  2,371
                                                           =========   =========

Supplemental information:
     Cash paid for income taxes, net of refunds ........   $     71    $  1,349
                                                           =========   =========
     Cash paid for interest ............................   $  7,474    $  7,804
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

        The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the nine-month period ended September 30, 2001 are not necessarily indications of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 filed with the Securities and Exchange Commission on Form 10-K.

(2) Segment Data.  The  following is a summary of the business  segment data (in thousands):

                                For the Three Months       For the Nine Months
                                 Ended September 30,        Ended September 30,
                                ---------------------      ---------------------
                                   2001       2000          2001         2000
                                   ----       ----          ----         ----
Net Sales:
Morgan ......................  $  39,163    $  52,524    $ 141,706    $ 192,706
TAG .........................     34,849       33,106      102,777      104,042
Specialty Manufacturing Group     12,423       13,170       40,396       34,590
EFP .........................      6,165        8,908       18,708       26,237
Inter Segment Eliminations ..        (89)        (292)        (310)        (777)
                               ----------   ----------   ----------   ----------
Net Sales ...................  $  92,511    $ 107,416    $ 303,277    $ 356,798
                               ==========   ==========   ==========   ==========
Operating Income (Loss):
Morgan ......................  $   1,242    $   1,555    $   5,561    $  10,882
TAG .........................        994          955        4,210        4,150
Specialty Manufacturing Group      1,097        1,388        4,303        4,724
EFP .........................        364          670        1,136        2,039
JBPCO (Corporate) ...........     (1,174)      (1,015)      (2,660)      (3,063)
                               ----------   ----------   ----------   ----------
Operating Income ............  $   2,523    $   3,553    $  12,550    $  18,732
                               ==========   ==========   ==========   ==========

        Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 40% and 47% of Morgan’s net sales during each of the nine months ended September 30, 2001 and 2000, respectively. EFP has three customers in the electronics industry that collectively accounted for approximately 22% and 29% of EFP’s net sales during the nine months ended September 30, 2001 and 2000, respectively. SMG has an industry concentration, pertaining to international oil field service companies, with two customers that accounted for approximately 36% of SMG’s net sales during each of the nine months ended September 30, 2001 and 2000.

(3) Comprehensive  Income. The components of comprehensive income (loss) were as follows (in thousands):

                                    For the Three Months    For the Nine Months
                                     Ended September 30,    Ended September 30,
                                    --------------------    -------------------
                                      2001      2000          2001        2000
                                      ----      ----          ----        ----

Net (loss) income ..............   $  (517)   $   607       $ 1,422    $ 6,579
Foreign currency translation
    adjustments ................      (184)       (72)         (198)      (155)
                                   --------   --------      --------   --------
Comprehensive (loss) income ....   $  (701)   $   535       $ 1,224    $ 6,424
                                   ========   ========      ========   ========

(4)  Inventories.  Consolidated  net inventories  consisted of the following (in thousands):

                                      September 30,        December 31,
                                          2001                2000
                                      -------------        ------------
FIFO Basis Inventory:
     Raw Materials ................        $15,872           $22,444
     Work in Process ..............          6,489             6,176
     Finished Goods ...............          6,964             4,129
                                           -------           -------
Total Inventory ...................        $29,325           $32,749
                                           =======           =======

(5)     Revolving Loan Agreements.     At September 30, 2001, the Company had total borrowing availability of approximately $40,272,000, of which $4,500,000 was used to secure letters of credit. Additionally, $16,171,000 had been borrowed to fund operations, resulting in unused availability of $19,601,000.

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

        As of September 30, 2001, the Fixed Charge Coverage Ratio for KWS was below the minimum required by the KWS Cash Flow Loan. Effective November 9, 2001, the lender waived their right to require repayment in full of the KWS Cash Flow Loan.

        Effective June 29, 2001, the Company merged Welshman Industries (Welshman) into TAG. Welshman was a non-guarantor of the Company’s Senior Notes and, concurrent with the acquisition of substantially all of the assets of MTA, had entered into a revolving credit agreement providing for borrowings of up to the lesser of $5,000,000 or an amount based on eligible accounts receivable and inventory. Effective with the merger, the Welshman Revolving Credit Agreement was terminated.

(6)     Income Taxes.     The income tax expense for the nine months ended September 30, 2001 approximates amounts computed based on the federal statutory rate. The income tax expense of $940,000 for the nine months ended September 30, 2000 differs from amounts computed based on the federal statutory rates principally due to the taxpayer’s ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

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

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company will adopt SFAS No. 142 as of January 1, 2002. Management is evaluating SFAS No. 142 and the impact of implementing the annual goodwill impairment test on the Company’s consolidated financial position and results of operations. The Company’s consolidated statement of operations for the year ending December 31, 2001 will include approximately $1,200,000 of goodwill amortization expense.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting reporting provisions of Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company will adopt the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on the Company’s consolidated financial position or results of operation.

J.B. POINDEXTER and CO., INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition
And Results of Operations

        The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

Results of Operations

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

        Net sales decreased $53.5 million, or 15% to $303.3 million for the nine months ended September 30, 2001 compared to $356.8 million during 2000 as the severe decline in domestic manufacturing activity impacted Morgan and EFP. SMG benefited from continued demand for its products used in the energy industry and TAG’s net sales decreased slightly however; demand for certain of its core fiberglass products has increased during the third quarter 2001. The Company reacted to the deteriorating business environment by reducing both fixed and variable costs primarily at Morgan and EFP, the subsidiaries most impacted by the decrease in sales.

        Morgan’s net sales decreased 26% or $51.0 million and unit shipments decreased 23% to approximately 17,600 units. Consumer rental product shipments increased 36%; however, shipments of commercial sales units decreased 32%. TAG’s net sales decreased $1.3 million or 1% to $102.8 million on a 2% decrease in units shipped. EFP’s net sales decreased $7.5 million or 29%, mainly due to decreased shipments of packaging products primarily to consumer electronics businesses and the elimination of sales of $1.8 million, recorded in the first nine months of 2000, from its tooling products business that was sold effective December 31, 2000. SMG’s net sales increased $5.8 million or 17% to $40.4 million. Excluding sales during the 2000 period of $2.0 million from operations sold effective December 20, 2000 and including preacquisition sales of $4.2 million for the period January 1, 2000 through acquisition date from operations acquired during March 2000, SMG’s sales increased $6.4 million or 19%, primarily due to increased demand from customers in the energy services industry.

        Morgan’s backlog at September 30, 2001 was $20.0 million compared to $30.5 million at September 30, 2000. The decline was primarily due to a reduction in commercial sales orders. The market for Morgan’s commercial sales products is estimated to have declined approximately 35% during the current period compared to the prior year as a result of economic conditions in the trucking industry. Backlog at EFP was $1.8 million at September 30, 2001 compared to $3.3 million at September 30, 2000. SMG’s backlog at September 30, 2001 was $19.2 million compared to $12.7 million at the end of the third quarter of 2000 due to continued strong activity from customers in the energy services businesses and increased bulk material handling equipment backlog.

        Cost of sales decreased 16% to $247.6 million for the nine months ended September 30, 2001 compared to $293.0 million during the 2000 period. Gross profit decreased 13% to $55.7 million (18% of net sales) during the 2001 period compared to $63.8 million (18% of net sales) for 2000. Gross profit at Morgan decreased $7.3 million or 32% to $15.7 million or 11% of sales compared to 12% of sales during 2000, primarily due to lower volume. In reaction to the downturn in business, Morgan reduced its average manufacturing headcount by 34% during the 2001 period compared to 2000. TAG’s gross profit as a percent of sales was 25% during the 2001 and 2000 periods. Gross profit decreased $1.6 million or 30% at EFP because of lower sales and reduced overhead absorption on lower volume. EFP reduced its average manufacturing headcount 31% during 2001 compared to 2000. SMG’s gross profit increased $0.3 million to $10.2 million (25% of net sales) compared to $9.9 million (29% of net sales) during 2000. The decline in the gross margin percentage was due primarily to increased material and overhead costs relative to sales in the non-energy services business.

        Selling, general and administrative expenses decreased $1.9 million or 4% to $43.2 million (14% of net sales) for the nine months ended September 30, 2001 compared to $45.1 million (13% of net sales) during 2000. Selling, general and administrative expenses decreased $1.9 million or 16% at Morgan and $0.7 million or 21% at EFP primarily as a result of reduced personnel and related costs. The decreases at Morgan and EFP were largely offset by the inclusion of a full quarter of expenses of operations acquired by SMG during March of 2000.

        Operating income decreased 33% or $6.2 million to $12.6 million (4% of net sales) for the nine months ended September 30, 2001 compared to $18.7 million (5% of net sales) in 2000. Morgan’s operating income decreased $5.3 million for the period on lower sales. TAG’s operating income for the period of $4.2 million was the same as the prior period. EFP’s operating income decreased $0.9 million for the period also as a result of lower sales. SMG’s operating income decreased $0.4 million, primarily as a result of reduced levels of sales to the bulk material handling industry partially offset by an increase of $1.9 million or 70% in sales to energy services customers.

        Operating income for the nine months ended September 30, 2001 was reduced by the following charges: operating losses of $1.8 million at a division of TAG associated with the production of new polymer products; inventory write-downs of $0.5 million at the distribution operations of TAG; inventory write-downs of $0.6 million at SMG and healthcare and severance related charges of $0.3 million at Morgan. The Company is preparing a strategy to discontinue the manufacture of its polymer products. During the nine months ended September 30, 2001, the polymer products division of TAG had sales of $3.7 million and an operating loss of $1.8 million compared to sales of $3.6 million and losses of $618,000 during the prior year. Management cannot estimate at this time the amount of the costs, in addition to the operating losses, associated with discontinuing polymer product manufacturing.

        Interest expense was $10.4 million for the nine months ended September 30, 2001, 8% less than the $11.2 million during the same period in 2000 on lower revolver borrowings primarily as a result of improved working capital performance.

        The income tax expense for the nine months ended September 30, 2001 approximates amounts computed based on the federal statutory rate. The income tax expense of $0.9 million for the prior nine months ended September 30, 2000 differs from amounts computed based on the federal statutory rates principally due to the taxpayer’s ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

Third Quarter 2001 Compared to Third Quarter 2000

        Net sales decreased $14.9 million or 14% to $92.5 million for the quarter ended September 30, 2001 compared to $107.4 million during the 2000 period. Morgan’s sales decreased 25% or $13.4 million and unit shipments decreased 27%. TAG’s sales increased $1.7 million or 5% to $34.8 million due to a 2% increase in unit shipments, a change in product mix and limited price increases. EFP’s sales decreased $2.7 million or 31%, including a $0.7 million decrease for the quarter attributable to the tooling products business sold by EFP effective December 31, 2000. SMG’s sales decreased $0.7 million or 6% to $12.4 million. Excluding sales during 2000 from operations sold during December 2000, SMG’s sales increased $0.1 million, due to a $0.6 million or 10% increase in energy related business offset by a $0.5 million decrease in non-energy related business.

        Cost of sales decreased 15% to $75.8 million for the quarter ended September 30, 2001 compared to $89.1 million during the 2000 period. Gross profit decreased 9% to $16.7 million (18% of net sales) during the 2001 quarter compared to $18.3 million (17% of net sales) for 2000. The labor component of cost of sales declined 14% or $2.3 million as the Company reacted to the continued recession in the manufacturing sector by reducing average headcount by 16%, primarily direct manufacturing personnel at Morgan, during the quarter ended September 30, 2001 compared to the same period in 2000. Gross profit at Morgan decreased $0.8 million (15%) to $4.3 million or 11% of sales, an improvement compared to 10% of sales during 2000, primarily due to a greater reduction in labor costs relative to the decrease in sales. TAG’s gross profit for the quarter ended September 30, 2001 increased $0.5 million or 6%. Lower material costs were partially offset by higher labor costs associated with the production of the new polymer based tonneau product, TAG’s gross profit as a percent of sales was 25% during the 2001 period compared to 24% during 2000. SMG’s gross profit decreased $0.9 million to $2.7 million (22% of net sales) during 2001 compared $3.6 million (27% of net sales) during 2000 primarily due to lower non-energy sales and inventory write downs of $0.3 million during the quarter in the bulk material handling business. Gross profit decreased 30% at EFP primarily due to a 30% decrease in sales. EFP’s gross profit as a percentage of sales was 18% during 2001 and 2000. EFP’s headcount was reduced by 31% during the 2001 quarter compared to the same period in 2001.

        Selling, general and administrative expenses decreased $0.6 million or 4% to $14.2 million (15% of net sales) for the quarter ended September 30, 2001 compared to $14.8 million (14% of net sales) during 2000. The decrease in selling, general and administrative expense is due primarily to a reduction in costs at Morgan and EFP resulting from 29% and 37%, respectively, reductions in personnel during the 2001 period compared to 2000.

        Operating income remained 3% of sales during the quarters ended September 30, 2001 and 2000.

        Interest expense was $3.3 million for the quarter ended September 30, 2001, 11% less than the $3.7 million during the same period in 2000. The decrease was due to lower revolver borrowings and interest rates.

Liquidity and Capital Resources

        Operating activities during the nine months ended September 30, 2001 generated cash of $15.3 million compared to $8.0 million during the same period in 2000. The Company implemented a working capital control program late in 2000 that resulted in a $2.4 million reduction in receivables and a $12.3 million reduction in inventory compared to September 30, 2000. During the nine months ended September 30, 2001 compared to the same period in 2000, changes in working capital generated additional cash of $11.9 million. Working capital at September 30, 2001 was $16.8 million compared to $16.0 million at September 30, 2000.

        The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At November 13, 2001, the Company had unused available borrowing capacity of approximately $21.0 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at September 30, 2001 decreased $10.9 million to $16.2 million compared to $27.1 million at September 30, 2000, and decreased $7.7 million compared to $23.9 million at December 31, 2000.

        Capital expenditures for the nine months ended September 30, 2001 were $7.0 million compared to $11.1 million during the same period in 2000. Capital expenditures during 2001 included primarily product mold replacement expenditures at TAG of $2.8 million and expansion in capacity costing approximately $2.0 million at SMG in response to customer demand.

        At September 30, 2001, the Consolidated EBITDA Coverage Ratio, as defined in the 2004 12 ½% Senior Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan Agreement, enter into capital leases, provide certain guarantees or incur liens on its assets.

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

J.B. POINDEXTER & CO., INC.

(Registrant)

Date: November 12, 2001

By: R.S. Whatley

R. S. Whatley, Principal Accounting Officer