Form 10-K
period 2001-12-31
POINDEXTER J B & CO INC
filed 2002-03-29
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

======================================================================================================================================= =============================================================================================

(Mark one) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

The number of shares outstanding of each of the registrants' classes of common stock as of March 15, 2002: 3059 Documents Incorporated by Reference: None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I.

Item 1. Business

     J.B. Poindexter & Co., Inc. ("JBPCO") operates primarily manufacturing businesses. JBPCO's operating subsidiaries are Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), EFP Corporation, ("EFP") and the Specialty Manufacturing Group, ("SMG") comprising Magnetic Instruments Corp., ("MIC Group") and its subsidiaries: KWS Manufacturing, Inc., ("KWS") and Universal Brixius, Inc., ("Universal").

     Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John B. Poindexter. In May 1994, the Company completed an initial public offering of $100 million, 121/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering"). Concurrent with the Note Offering the Company, including its Morgan subsidiary, acquired, from John B. Poindexter and various minority interests, TAG, Lowy Group, EFP and the Specialty Manufacturing Group. During 1998, the Company's management made the strategic decision to concentrate resources on the Company's manufacturing operations. Consequently, the retail and wholesale distribution operations of TAG were sold or closed down and the operations of Lowy Group were sold. These operations are treated as discontinued operations for all relevant periods in the Consolidated Financial Statements of the Company. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

     The Company operates and manages its subsidiaries within four separate business segments. See Note 3 to the Consolidated Financial Statements of the Company.

Morgan

      Morgan is the nation’s largest manufacturer of commercial van bodies ("van bodies") for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its 109 authorized distributors, six manufacturing plants and seven service facilities are in strategic locations to provide nationwide service to its customers, including rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania, and was acquired in 1990.

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

      The principal products offered by Morgan are: dry freight bodies that are typically fabricated with pre-painted aluminum or fiberglass reinforced plywood ("FRP") panels, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements; refrigerated van bodies fabricated with insulated aluminum or FRP panels that accommodate controlled temperature and refrigeration needs of end-users; and aluminum or FRP cutaway van bodies that are installed only on cutaway chassis, and are available with or without access to the cargo area from the cab. Morgan also manufactures stake bodies, which are flatbeds with various configurations of removable sides and a limited quantity of overhead doors for use on van bodies produced by Morgan and other truck body manufacturers.

      Some of the components of Morgan’s products, such as certain patented methods for making curtained doors for vehicle bodies, are proprietary. Morgan distributes spare parts through and offers limited service programs at its own service and parts facilities and through its 109 authorized distributors.

      Customers and Sales. The truck body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, "fleet/leasing customers"); and (2) truck dealers and distributors who sell vehicles to others (collectively, "dealer/distributor customers").

      Morgan’s net sales constituted 45%, 52% and 58% of the Company's total net sales in 2001, 2000 and 1999, respectively. Morgan’s revenue is generated by five sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors ("Commercial Sales"); (2) sales to consumer rental companies ("Consumer Rental Sales"); (3) parts and service; (4) the Advanced Handling Systems Division and (5)Beltrami Door.

      Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, usually in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan’s business.

      Morgan’s two largest customers, Ryder Truck Leasing, Inc. and Penske Truck Leasing, L.P., have, together, historically represented approximately 39% to 50% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years and management considers relations with each to be good. Sales to these customers represented 17%, 24% and 31% of the Company's consolidated net sales during the years 2001, 2000 and 1999, respectively.

      Morgan sells products through its own sales force and through independent distributors. Most of the distributors sell a wide variety of truck related equipment to truck dealers and end-users.

      Manufacturing and Supplies. Morgan operates manufacturing, body mounting and parts and service facilities in Pennsylvania, Wisconsin, Georgia, Texas and Arizona. It also has sales, service and body mounting facilities in Florida, California and Colorado. Morgan's manufacturing facility in Pennsylvania is ISO 9000 certified.

      Generally, all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. Revenue is recognized and the customer is billed upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January, Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 2001 and 2000, Morgan's total backlog was approximately $30.1 million and $38.7 million, respectively. All of the products under the orders outstanding at December 31, 2001 are expected to be shipped during 2002.

      Morgan maintains an inventory of raw materials necessary to build van bodies according to customers' orders. Raw materials are acquired from a variety of sources and Morgan has not experienced significant shortages of materials in recent years. Morgan's customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to Morgan is dependent upon truck manufacturers’ production schedules, which are beyond Morgan’s control. Delays in chassis deliveries can disrupt Morgan’s operations and can increase its working capital requirements.

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

TAG

      TAG is primarily a manufacturing operation consisting of Leer, 20th Century Fiberglass (Century), Raider Industries Inc. (Raider), and Gem Top. TAG also operates Midwest Truck Aftermarket (MTA), which comprises a wholesale distribution business and three retail stores.

      TAG is the nation’s largest manufacturer of pickup truck caps and tonneau covers and its products are marketed under the brand names Leer, Raider, LoRider, Century and Gem Top. Caps and tonneau covers are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. TAG’s seven manufacturing plants and its network of over 1,260 independent dealers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. TAG’s net sales constituted 36%, 30% and 30% of the Company's total net sales during 2001, 2000 and 1999, respectively. Formed in 1971, TAG is headquartered in Elkhart, Indiana and was acquired in 1987.

      Customer and Sales. Most of TAG’s products are purchased by individuals through a national network of independent dealers. TAG also sells its products in Canada and Europe. In 2001, foreign sales (primarily in Canada) represented approximately 10% of TAG’s total sales and less than 4% of the Company’s total net sales.

      Manufacturing and Supplies. TAG designs and manufactures caps and tonneau covers in seven manufacturing facilities located in California, Indiana, Pennsylvania, Oregon and Saskatchewan, Canada. Raw materials are obtained from a variety of sources and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG’s production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company. TAG’s products are typically manufactured upon receipt of an order by the dealer and, consequently, backlog at TAG represents between one and two weeks production or approximately $4.0 million.

      Industry. Sales of caps and tonneaus tend to correspond to the level of new pickup truck sales. Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the summer and winter.

      Competition. The cap and tonneau cover industry is highly competitive. Competitive factors include product availability, quality and price.

Specialty Manufacturing Group

      SMG manufactures precision metal parts, bulk material handling equipment and performs high volume production machining services. SMG’s sales made up 13%, 11% and 4% of the Company’s net sales during each of the last three years, respectively. SMG comprises MIC Group acquired in 1992 and Universal Brixius and KWS Manufacturing both acquired in March 2000.

      Products. SMG manufactures precision metal parts used in energy exploration and production, aerospace and other industries and performs high volume production machining of metal parts and components used in products such as small gasoline powered engines. The bulk material handling operation designs and manufactures screw conveyors and other equipment for the agricultural, pulp and paper, mining, food processing, recycling, and chemical processing industries.

      Customers and Sales. SMG sells products to international oilfield service companies and a variety of businesses in the consumer products and other industries. One oilfield service customer represented approximately 26%, 29% and 51% of the total sales of SMG during 2001, 2000 and 1999, respectively. Management considers relations with its customers to be good.

      Manufacturing and Supplies. SMG’s operations are located in Brenham, Texas, Joshua, Texas and Milwaukee, Wisconsin. Management believes that SMG’s manufacturing capabilities are among the more sophisticated in the industry. SMG’s facility in Brenham, Texas is ISO 9000 certified and its facility in Wisconsin is QS 9000 certified. It performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning and gun drilling. SMG also performs fabrication services and design, investment casting and high volume contract machining. At December 31, 2001 and 2000, SMG’s backlog was $15.7 million and $15.3 million, respectively.

      Products are manufactured from a wide variety of ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium copper and aluminum. Materials are obtained from a variety of sources and SMG has not experienced significant shortages in materials in recent years.

      Industry. SMG’s customers operate in a wide variety of businesses. The demand for equipment and services supplied to the oilfield service industry and, in turn, sales of related manufactured parts are directly related to the level of worldwide oil and gas drilling activity. The demand for high volume production machining is mostly dependent on demand for consumer products using small gasoline powered engines.

      Competition. SMG competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration industry, aerospace and general industry. Technological know-how and production capacity are the primary competitive factors in the SMG’s industry.

EFP

      EFP molds and markets expandable foam plastics used primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and materials handling products. Management believes that EFP is the nation’s fourth largest producer and marketer of custom-shaped, molded expandable plastics. Management believes that EFP’s competitive strengths include its ability to manufacture high quality products at competitive prices while providing excellent service to its customers, including timely delivery of products. EFP's net sales made up 6%, 8% and 8% of the Company’s total net sales during each of the last three years, respectively. Founded in 1954, EFP is headquartered in Elkhart, Indiana and was acquired in 1985.

      Products. EFP’s products are manufactured from expandable polystyrene ("EPS"), expandable polypropylene ("EPP"), expanded polyethylene ("EPE"), a copolymer of polyethylene and polystyrene ("Copolymer") and certain high heat resistant resins ("Resins"). Products made from expandable foams are lightweight and durable, capable of absorbing shocks and impacts, provide thermal insulation and are chemically neutral.

      EFP manufactures and markets: custom made packaging and shock absorbing products sold to manufacturers who use them to package and ship a wide assortment of industrial and consumer products, such as computers, television sets, toys, furniture, appliances and cameras; material handling products including reusable trays and containers that are used for transporting components to or from a customer’s manufacturing facility; components used as the energy absorbing components of automobile bumpers and other applications; and a line of its StyroCast(R)foam foundry patterns used by foundries in the "lost foam" or evaporative metal casting process.

      Effective September 30, 2001, EFP acquired the operations of a foam fabricator located in Nashville, TN and now provides EPS fabrication services to its customers.

      Customers and Sales. EFP’s products are sold to the automotive, electronics, furniture, appliance and marine industries, among others. EFP has a reasonably diversified customer base.

      EFP utilizes an in-house sales force and engages independent representatives to provide supplemental sales support in the marketing of EFP’s packaging and shock absorbing products. EFP also employs an engineering staff that assists customers in the production, design and testing of products. Because expanded foams are very bulky, freight costs impose geographical limitations on sales of those products. Generally, EFP considers its target market to be limited to a 300-mile radius surrounding each manufacturing facility. In certain circumstances, however, EFP has shipped its products greater distances.

      Manufacturing and Supplies. EFP manufactures its products at facilities located in Indiana, Alabama, Tennessee and Texas. EFP’s facilities in Indiana and Alabama are ISO 9000 certified. EFP’s business is typically not seasonal. At December 31, 2001 and 2000, EFP’s backlog was $1.4 million and $2.2 million, respectively.

      As is customary in the industry, EFP purchases its raw materials from a variety of sources on a purchase order basis and not pursuant to long term supply contracts. Raw material prices fluctuate and EFP has been affected by price changes in the past.

      Industry. Because most of EFP’s products are manufactured for use by other industries, economic conditions that affect those other industries will generally affect EFP's operations. In particular, growth or a downturn in the automotive, electronics, furniture or appliance industries generally would be expected to have a corresponding effect on EFP’s business, as those are the principal industries served by its packaging and shock absorbing products.

      Competition. EFP competes with other molded, expandable plastic producers and with manufacturers of alternative packaging and handling materials, including paper, corrugated boxes and other foam products (such as soft urethane). Many of these competitors, particularly the paper companies, are large companies having greater financial resources than EFP. Certain other expandable plastic manufacturers have multiple facilities. EFP also competes with other companies in the foundry patterns market. Competitive factors include price, quality, engineering and the timely delivery of products.

Trademarks and Patents

      The Company owns rights to certain presentations of Leer’s name (part of TAG), which the Company believes are valuable insofar as management believes that "Leer" is recognized as being a leading "brand name." The Company also owns rights to certain other trademarks and tradenames, including certain presentations of Morgan’s name. Although these and other trademarks and tradenames used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or tradenames themselves are less important to customers than the quality of the products and services. The Company's subsidiaries, principally Morgan and EFP, hold, directly or indirectly through subsidiaries, patents on certain products and components used in the manufacturing processes.

Employees

      At February 28, 2002, the Company had approximately 2,700 full-time employees. Personnel are unionized in: EFP’s Decatur, Alabama facility (covering approximately 75 persons, with a contract expiring in August 2003); and TAG’s Raider Industries facilities in Canada (covering approximately 177 persons, with a contract that expires in March 2005). The Company believes that relations with its employees are good.

Environmental Matters

      The Company’s operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and the materials used in and wastes generated by manufacturing the Company’s products. In addition, certain of the Company’s operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water of the United States. The Company also generates non-hazardous wastes. The Company has received notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion, or otherwise, have a material adverse effect on the Company’s business and financial condition.

      Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, Morgan’s expenditures related to those sites have not been significant.

      In a memorandum dated January 10, 2002 and written by the Georgia Environmental Projection Division ("EPD"), The Truck Accessories Group ("TAG") was notified that it may be a PRP to a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that it’s proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

      On October 4, 2001, the United States Environmental Protection Agency ("EPA") filed an administrative complaint against the Truck Accessories Group, Inc., d/b/a Leer Midwest, Elkhart, Indiana. The EPA claimed that the Company failed to timely file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The EPA sought a penalty of $59,000. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

Item 2.   Properties

The Company owns or leases the following manufacturing, office and sales facilities as of March 8, 2002:

                                                                                                               Owned
                                                                                           Approximate           or          Lease
            Location                                           Principal Use               Square Feet         Leased     Expiration
           ----------                                          -------------              -------------        ------     ----------
Morgan:
Ehrenberg, Arizona ..................................          Manufacturing                   125,000          Owned           --
Atlanta, Georgia ....................................          Parts & service                  20,000          Leased          2004
Rydal, Georgia ......................................          Manufacturing                    85,000          Leased          2004
Ephrata, Pennsylvania ...............................          Manufacturing                    50,000          Owned           --
Morgantown, Pennsylvania ............................          Manufacturing                    62,900          Leased          2003
Morgantown, Pennsylvania ............................          Office & manufacturing          261,500          Owned           --
Morgantown, Pennsylvania ............................          Office/Warehouse                110,000          Leased          2009
Corsicana, Texas ....................................          Manufacturing/Service            60,000          Owned           --
Janesville, Wisconsin ...............................          Manufacturing/Service           166,000          Leased          2010
Denver, Colorado ....................................          Parts & service                  15,000          Leased          2004
Lakeland, Florida ...................................          Parts & service                  13,500          Leased          2010
TAG:
Clackamas, Oregon ...................................          Manufacturing                    82,000          Leased          2003
Woodland, California ................................          Manufacturing                    65,000          Leased          2006
Woodland, California ................................          Manufacturing                    10,000          Leased          2006
Elkhart, Indiana ....................................          Office & research                17,500          Owned           --
Elkhart, Indiana ....................................          Manufacturing                   123,000          Leased          2004
Milton, Pennsylvania ................................          Manufacturing/Retail            102,000          Leased          2006
Elkhart, Indiana ....................................          Manufacturing                    85,000          Owned           --
Elkhart, Indiana ....................................          Office & manufacturing          128,000          Leased          2002
Drinkwater, Saskatchewan, Canada ....................          Office & manufacturing           72,000          Owned           --
Moose Jaw, Saskatchewan, Canada .....................          Manufacturing                    87,000          Leased          2005
Tulsa, Oklahoma .....................................          Warehouse                        32,500          Leased          2002
Tyler, Texas ........................................          Warehouse                        22,000          Leased          2005
Clackamas, Oregon ...................................          Retail                           10,000          Leased          2003
Houston, Texas ......................................          Retail                           10,000          Leased          2002
Baton Rouge, Louisiana ..............................          Warehouse                        10,000          Leased          2002
Specialty Manufacturing Group:
Brenham, Texas ......................................          Office & manufacturing          105,500          Owned           --
Burleson, Texas .....................................          Office & manufacturing           90,000          Owned           --
Milwaukee, Wisconsin ................................          Office & manufacturing           70,000          Leased          2010
EFP:
Decatur, Alabama ....................................          Manufacturing                   175,000          Leased          2003
Elkhart, Indiana ....................................          Office & manufacturing          211,600          Owned           --
Gordonsville, Tennessee .............................          Manufacturing                    40,000          Leased          2004
Lebanon, Tennessee ..................................          Warehouse                        18,000          Leased          2002
Nashville, Tennessee ................................          Manufacturing                    21,000          Leased          2002
Marlin, Texas .......................................          Manufacturing                    73,000          Leased          2006

      The Company believes that its facilities are adequate for its current needs and are capable of being utilized at higher capacities to supply increased demand, if necessary.

Item 3. Legal Proceedings

      The Company is involved in various lawsuits, which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on the Company.

      EFP is subject to a lawsuit concerning the supply by a utility company of natural gas to one of its manufacturing plants. The utility company alleged that EFP was under-billed by approximately $500,000 over a four-year period, as a result of errors made by the utility company. EFP was granted a motion for summary judgment dismissing the suit effective April 20, 1999. The utility company has succeeded in its appeal to the Texas Supreme Court and the case has been remanded back to the trial court. A tentative settlement was agreed to by both parties subsequent to December 31, 2001. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The registrant’s common equity is privately held and not publicly traded. As of March 8, 2002, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, the Company paid no cash dividends.

      The Senior Note Indenture, dated as of May 23, 1994 and the Loan and Security Agreement, as amended and dated as of June 28, 1996 with Congress Financial Corporation, restricts the registrant's ability to pay dividends on its common equity.

Item 6. Selected Financial Data

      The historical financial data presented below, for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and notes thereto.

                                                                                       Year Ended December 31,
                                                                      ------------------------------------------------------------
                                                                            (Dollars in Millions, Except Per Share Amounts)
                                                                      2001          2000          1999          1998         1997
                                                                      ----          ----          ----          ----         ----
Operating Data:
    Net sales ................................................     $  387.6      $  451.5      $  443.4      $  381.2      $  346.4
    Cost of sales ............................................        327.3         384.0         374.3         328.2         292.6
    Selling, general and
       administrative expense ................................         46.6          47.5          45.0          44.2          43.2
    Closed and excess facility costs .........................          1.8           --            --            0.3           1.4
                                                                   ---------     --------       -------      ---------     ---------
    Operating income (a) .....................................         11.9          20.0          24.1           8.5           9.2
    Interest expense .........................................         13.5          15.1          13.8          15.7          15.8
    Income tax provision .....................................          0.6           0.3           1.5           0.7           1.0
                                                                   ---------     --------       -------      ---------     ---------
    Income (loss) before extraordinary
       items and discontinued operations .....................         (2.2)          4.6           8.8          (7.9)         (7.6)
    Loss from discontinued operations ........................           --            --            --          (4.2)          --
    Extraordinary gain .......................................           --            --           0.2            --           --
                                                                   ---------     --------       -------      ---------     ---------
    Net income (loss) ........................................     $   (2.2)     $    4.6       $   9.0      $  (12.1)     $   (7.6)
                                                                   =========     ========       =======      =========     =========

Balance Sheet Data
    (at period end):
       Working capital .......................................     $   13.7      $   16.0      $   19.0      $   14.7      $    1.9
       Total assets ..........................................        128.8         148.6         136.7         137.8         165.9
       Total long-term obligations ...........................         92.5          95.6          88.7         104.5         105.8
       Stockholder's deficit .................................         (5.9)         (3.5)         (8.0)        (17.2)         (4.7)

Cash Flow Data:
    Net cash provided by (used in)
       operating activities ..................................     $   23.9      $   13.0      $   12.9      $   11.7      $   (2.5)
Capital expenditures .........................................          8.5          12.7           8.2           6.2           7.3
    Net cash provided by (used in)
        investing activities .................................         (8.5)        (26.0)          4.6          10.3          (6.4)
    Net cash provided by (used in)
        financing activities .................................        (17.6)         14.3         (18.8)        (23.1)         (9.5)
    Depreciation and amortization (b).........................         11.7          11.1          10.4          10.6          11.6

Other Data:
    EBITDA (c) ...............................................     $   26.4      $   34.0      $   34.2      $   18.0      $   20.3
    Consolidated EBITDA
           Coverage Ratio (d) ................................          1.9           2.3           2.5           1.2           1.3

  Operating income for the year ended December 31, 2001 was reduced by the following charges: operating losses of $4.2 million at the division of TAG associated with the production of polymer products including $1.6 million included in Closed and Excess Facility Costs; increased reserves of $0.4 million associated with disputed utility charges that originated in 1995 at EFP; and severance related charges of $0.4 million at Morgan. The polymer division of TAG will be discontinued during 2002.

  Depreciation and amortization excludes amortization of debt issuance cost of $0.4 million, $0.4 million, $0.7 million, $0.9 million and $0.8 million in 2001, 2000, 1999, 1998 and 1997, respectively.

  “EBITDA” is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization and other non-cash items for those operations defined as restricted subsidiaries in the Indenture pertaining to the Senior Notes. EBITDA also includes the operating results of companies acquired during the year on a pro forma basis as if acquired on January 1, of that year. EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company’s operating performance. The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company’s operating cash flow and historical ability to service its indebtedness.

  “Consolidated EBITDA Coverage Ratio” is the ratio of EBITDA to interest expense of the Company and its subsidiaries that guarantee the Notes. It is used in the Indenture to limit the amount of indebtedness that the Company may incur. Certain of the Company’s subsidiaries are not guarantors of the Notes, see Note 17 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

Critical Accounting Policies and Estimates

      The discussion and analysis of financial condition and the results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are evaluated continually, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' insurance, and contingent liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following are the most critical accounting policies of the Company.

      Warranties - Reserves for costs associated with fulfilling warranty obligations offered on TAG and Morgan products are established based on historical experience and an estimate of future claims. Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

      Self-Insurance Risks - The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, including workers' compensation and health care insurance. The Company has reserves recorded to cover the self-insured portion of these risks based on known facts and historical trends.

      Valuation Allowance for Deferred Tax Assets - A valuation allowance, if deemed necessary, would reduce the Company's deferred tax assets to an amount that is more likely than not to be realized based on future taxable income and the use of prudent and feasible tax planning strategies. Should it be determined that the Company would not be able to realize all or part of its net deferred tax asset in the future, an increase to the valuation allowance would reduce income in the period such determination was made.

      Goodwill Impairment - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangibles. Goodwill will no longer be amortized but will be subject to an initial test of impairment and then goodwill will be tested for impairment at least annually thereafter.

      Contingent Liabilities - Reserves are established for estimated loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Basis of Financial Statements

      Effective June 27, 2001, TAG's subsidiary Welshman Industries, a non-guarantor unrestricted subsidiary, was merged into TAG. The merger had no effect on the operations of TAG or the Company.

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

                                              Years Ended December 31,
                                            ---------------------------
                                            2001        2000       1999
                                            ----        ----       ----
                                               (Dollars in Millions)
Net Sales:
         Morgan ......................   $  173.2   $  235.3   $  257.7
         TAG .........................      138.5      135.0      132.3
         Specialty Manufacturing Group       51.4       48.3       16.6
         EFP .........................       24.6       33.9       37.0
         Intersegment Elimination ....       (0.1)      (1.0)      (0.2)
                                         ---------  ---------  ---------
         Consolidated ................   $  387.6   $  451.5   $  443.4
                                         =========  =========  =========
Operating Income (Loss):
         Morgan ......................        5.8      $11.3    $  21.8
         TAG .........................        4.5        4.5        3.9
         Specialty Manufacturing Group        4.5        6.0       (0.5)
         EFP .........................        0.8        2.2        3.3
         JBPCO........................       (3.7)      (4.0)      (4.4)
                                         ---------    -------   --------
         Consolidated ................   $   11.9     $ 20.0    $  24.1
                                         =========    =======   ========

Operating Margin Percentage:
         Morgan ......................          5%        8%          3%
         TAG .........................          3%        3%          3%
         Specialty Manufacturing Group          9%       12%         (3)%
         EFP .........................          3%        6%          9%
         Consolidated ................          3%        4%          5%

        During 1999, the Company completed the disposal of the operations of Lowy Group and the distribution operations of TAG. Accordingly, the operations of Lowy and the distribution operations of TAG are classified as discontinued operations in the Consolidated Financial Statements for the period ended December 31, 1999.

        For the year ended December 31, 1999, net sales included $4.6 million from intercompany sales to the distribution operations of TAG, which had been disposed of and thus classified as discontinued operations. As a result, operating income included approximately $1.0 million related to profits on these sales. Since the operating results of the distribution operations of TAG were classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations for the year ended December 31, 1999. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying Consolidated Statement of Operations for the period presented.

Results of Continuing Operations

Consolidated Operating Results from Continuing Operations

Comparison of 2001 to 2000

        Net sales decreased $63.9 million, or 14% to $387.6 million for the year ended December 31, 2001 compared to $451.5 million during 2000 primarily due to Morgan and EFP whose operations were most impacted by the domestic manufacturing recession. TAG’s net sales increased as demand for its core fiberglass products increased during the third and fourth quarters of 2001. The Company reacted to the deteriorating business environment by reducing both fixed and variable costs at those operations affected by the decrease in business.

        Morgan’s net sales decreased 26% or $62.1 million and unit shipments decreased 22% to approximately 21,000 units. Consumer rental product shipments, which represent approximately 20% of the total shipments, increased 53%; however, shipments of commercial sales units decreased 32%. Morgan’s business was negatively impacted by a severe decline in demand for new commercial leasing units and overall, the market for Morgan’s commercial sales products is estimated to have declined approximately 35% during 2001 compared to 2000 as a result of economic conditions in the trucking industry. TAG’s net sales increased $3.5 million or 3% to $138.5 million on a 1% increase in units shipped. The increase in TAG’s sales for the year was principally due to a 13% increase in units shipped during the fourth quarter of 2001 compared to the same period of 2000, primarily as a result of increased new pickup truck sales. EFP’s net sales decreased $9.3 million or 27%, mainly due to decreased shipments of packaging products to customers in the consumer electronics business and the elimination of sales of $2.4 million, recorded in 2000, from its tooling products business that was sold effective December 31, 2000. SMG’s net sales increased $3.1 million or 6% to $51.4 million. Excluding sales during the 2000 period of $2.6 million from operations sold effective December 20, 2000 and including preacquisition sales of $4.2 million for the period January 1, 2000 through acquisition date from operations acquired during March 2000, SMG’s sales increased $1.5 million or 3%, primarily due to increased demand during the nine months ended September 30, 2001 from customers in the energy services industry.

        Morgan’s backlog at December 31, 2001 was $30.1 million compared to $38.7 million at December 31, 2000. The decline was primarily due to a reduction in commercial sales orders. However, the decline in backlog at December 31, 2001 reflects an improvement in the overall 35% decline in business experienced during 2001. Backlog at EFP was $1.4 million at December 31, 2001 compared to $2.2 million at December 31, 2000. SMG’s backlog at December 31, 2001 was $15.7 million compared to $15.3 million at the end of December 2000. TAG maintains a backlog of approximately 2 weeks of production or approximately $4.0 million at December 31, 2001, comparable to its backlog at the end of 2000.

        Cost of sales decreased 15% to $327.3 million for the year ended December 31, 2001 compared to $384.0 million during the 2000 period. Gross profit decreased 11% to $60.2 million (16% of net sales) during the 2001 period compared to $67.5 million (15% of net sales) for 2000. Gross profit at Morgan decreased $7.6 million or 28% to $19.3 million or 11% of sales compared to 11% of sales during 2000, primarily due to lower volume. In reaction to the downturn in business, Morgan reduced its average manufacturing headcount by 33% and the related costs by 31% during the 2001 period compared to 2000. TAG’s gross profit increased $3.5 million or 17% to $24.1 million (17% of net sales) during 2001 compared to $20.6 million (15% of net sales) during 2000. Gross profit from TAG’s fiberglass operations increased $5.4 million or 31% to $22.8 million (18% of net sales) compared to $17.4 million (13% of net sales) during the prior period. TAG’s polymer division, created during 2000 to manufacture polymer based tonneau covers, incurred a negative gross profit of $1.6 million during 2001 compared to a negative $0.3 million during 2000. The Company will discontinue polymer production during 2002. Gross profit decreased $1.7 million or 27% at EFP because of 27% lower sales. EFP reduced its average manufacturing headcount 29% and the related costs by 35% during 2001 compared to 2000. SMG’s gross profit decreased $1.4 million to $12.3 million (24% of net sales) compared to $13.7 million (28% of net sales) during 2000. The decline in the gross margin percentage was due primarily to increased material and overhead costs relative to sales in the non-energy services related businesses.

        Selling, general and administrative expenses decreased $0.9 million or 2% to $46.6 million (12% of net sales) for the year ended December 31, 2001 compared to $47.5 million (11% of net sales) during 2000. Selling, general and administrative expenses decreased $2.2 million or 14% at Morgan and $0.3 million or 8% at EFP primarily as a result of reduced personnel and related costs. Average general and administrative headcount was reduced 30% at Morgan and 30% at EFP during 2001 compared to 2000.

        Closed and excess facility costs of $1.8 million are predominately costs associated with management’s decision to cease production of polymer based products at TAG. Limited production of certain tonneau models will continue in 2002, however, product molds and inventory associated with discontinued products of approximately $611,000 were written off and the Company expensed approximately $682,000 associated with potential future product warranty costs. During the year ended December 31, 2001, the polymer products division of TAG had sales of $4.5 million and an operating loss of $4.2 million compared to sales of $4.3 million and losses of $0.7 million during the prior year.

        Operating income decreased 41% or $8.1 million to $11.9 million (3% of net sales) for the year ended December 31, 2001 compared to $20.0 million (4% of net sales) in 2000. Morgan’s operating income decreased $5.5 million for the period on lower sales. TAG’s operating income for the period of $4.5 million was the same as the prior period. EFP’s operating income decreased $1.4 million for the period as a result of lower sales and SMG’s operating income decreased $1.5 million. SMG’s operating income related to energy exploration and production increased approximately $0.7 million (16%) primarily during the first three quarters of 2001. However, non oil related operating income decreased approximately $2.8 million due to the overall decline in manufacturing that resulted from the economic recession during 2001.

        Operating income for the year ended December 31, 2001 was reduced by the following charges: operating losses of $4.2 million at the division of TAG associated with the production of polymer products including $1.6 million included in Closed and Excess Facility Costs; inventory write-downs of $0.6 million at the distribution operations of TAG; inventory write-downs of $0.6 million at the bulk material handling operations of SMG, increased legal reserves of $0.4 million at EFP and bad debt and severance related charges of $0.8 million at Morgan.

        Interest expense was $13.5 million for the year ended December 31, 2001, 10% less than the $15.1 million during the same period in 2000 on lower interest rates and lower revolver borrowings as a result of improved working capital performance and lower economic activity. Average monthly revolver borrowings decreased $10.4 million or 37% during 2001 to $17.7 million compared to $28.1 million during 2000.

        The income tax expense for the year ended December 31, 2001 of $0.6 million differs from amounts computed based on the federal statutory rates principally due to state and foreign taxes in jurisdictions where net operating losses were not available to reduce current period taxable income.

Comparison of 2000 to 1999

        Net sales increased $8.1 million or 2% to $451.5 million for the year ended December 31, 2000 compared to $443.4 million during 1999. KWS and Universal added $17.8 million to sales during the year ended December 31, 2000 and Morgan’s sales were $235.3 million compared to sales of $257.7 million the prior year. Sales at Morgan’s Advanced Handling Systems (AHS) Division decreased $5.9 million or 90% during the year ended December 31, 2000 because of the loss of the supplier of its principal product. For the year 2000, Morgan’s unit shipments decreased 16% to 27,700 units, including a 1900 unit or 38% unit decrease in consumer rental shipments. Shipments in the last quarter of 2000 declined 27% in response to the slowing overall economic climate. TAG’s sales increased $2.6 million or 2% to $135.0 million due to a 1% increase in unit shipments and slightly more favorable pricing on a changed product mix. EFP’s sales decreased 9% to $33.9 million during 2000 compared to $37.0 million during 1999, sales in the fourth quarter of 2000 decreased 26% compared to the same period of 1999. SMG’s sales increased $31.7 million or 190% during the 2000 period as a result of increased demand for products used in the exploration and production of oil and gas and the addition of operations acquired during March 2000, which contributed $17.8 million in additional net sales.

        Morgan’s backlog at December 31, 2000 was $38.7 million compared to $70.3 million at December 31, 1999, reflecting a general reduction in orders from Morgan’s major customers. Backlog at EFP was $2.2 million at December 31, 2000 compared to $3.4 million at December 31, 1999, the sale of Astro pattern eliminated $0.6 million of backlog. SMG’s backlog at December 31, 2000 was $15.3 million compared to $6.1 million at the end of 1999.

        Cost of sales increased 3% to $384.0 million for the year ended December 31, 2000 compared to $374.3 million, during 1999. Gross profit decreased $1.6 million or 2% to $67.5 million (15% of net sales) during 2000 compared to $69.1 million (16% of net sales) for 1999. Fourth quarter gross profit declined 26% or $4.7 million to $13.2 million (14% of net sales) during the fourth quarter ended December 31, 2000 compared to $17.9 million (17% of net sales) during the same period in 1999. Gross profit at Morgan decreased $12.8 million to $26.9 million or 11% of sales during the year ended December 31, 2000 compared to $39.7 million or 16% of sales during 1999. During 2000, Morgan incurred increased labor and overhead costs relative to sales and in response to declining sales, reduced its total headcount by 30% during the last six months of the year. TAG’s gross profit for the year ended December 31, 2000 increased $1.2 million or 6%. Although partially reduced by start up costs associated with a new polymer based tonneau product, TAG’s gross profit as a percent of sales remained 15% during the 2000 and 1999 periods. Gross profit decreased to 18% of sales at EFP from 21% during 1999, resulting primarily from lower overhead absorption on lower sales in the fourth quarter of 2000. By the end of 2000 EFP had reduced total headcount approximately 11% since June 30, 2000. SMG’s gross profit increased $11.3 million during 2000 compared to 1999. Operations acquired during the period, added $6.1 million to gross profit. Gross profit at MIC Group increased to $7.7 million (25% of sales) during 2000 compared to $2.4 million (14% of sales) in 1999 because of significantly improved labor efficiency and improved overhead absorption on higher sales.

        Selling, general and administrative expenses increased $2.5 million or 6% to $47.5 million (11% of net sales) for the year ended December 31, 2000 compared to $45.0 million (10% of net sales) during 1999. The increase in selling, general and administrative expense was due primarily to combined costs of $3.3 million at operations acquired by SMG during the period.

        Operating income decreased 17% or $4.0 million to $20.0 million (4% of net sales) for the year ended December 31, 2000 compared to $24.1 million (5% of net sales) in 1999. SMG’s operating income increased $6.6 million including $2.6 million from operations acquired in March 2000. Morgan’s operating income decreased $10.6 million for the period primarily due to a $4.6 million decrease in operating income during the fourth quarter of 2000 compared to 1999 caused by Morgan’s sales declining 26% during the fourth quarter of 2000 and higher labor and overhead costs relative to those lower sales reduced operating income. TAG’s operating income increased $0.6 million. EFP’s operating income decreased $1.1 million to $2.2 million (6% of net sales) compared to $3.3 million (9% of net sales) during 1999 on lower sales primarily in the fourth quarter of 2000.

        Interest expense was $15.1 million for the year ended December 31, 2000, 9% greater than the $13.8 million during 1999. The increase was due to increased revolving credit borrowings and long-term debt associated with the SMG acquisitions during March 2000, offset by a $0.3 million decrease in bond interest as a result of the purchase of $15.0 million of the Company’s 2004 12 ½ % Senior Notes during the six months ended June 30, 1999.

        The income tax provision for the year ended December 31, 2000 of $0.3 million differs from amounts computed based on the federal statutory rates principally due to the Company’s ability to utilize the benefit of net operating loss carryforwards against which valuation allowances had been previously provided.

Liquidity and Capital Resources

        Net cash provided by operations for the year ended December 31, 2001 increased $10.8 million or 83% to $23.9 million compared to $13.0 million during the prior year, primarily due to the liquidation of working capital of approximately $17.0 million, excluding revolver borrowings, offset by the decline in profitability of $6.9 million. During 2001, through improved working capital management and because of the decline in business activity at Morgan, EFP and SMG as a result of the manufacturing recession, the Company was able to generate cash of approximately $12.0 million from the liquidation of accounts receivable and inventory. Cash provided by operations of $23.9 million during 2001 was used primarily to fund capital expenditures of $8.5 million and to pay down revolver borrowings of $14.7 million. Working capital at December 31, 2001 was $13.7 million compared to $16.0 million at December 31, 2000. Excluding revolver borrowing, working capital was $22.9 million at December 31, 2001 compared to $39.9 million the prior year.

        The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At March 20, 2002, the Company had unused available borrowing capacity of approximately $16.0 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreements at December 31, 2001 were $9.2 million compared to $23.9 million at December 31, 2000.

        Capital expenditures for the year ended December 31, 2001 were $8.5 million compared to $12.7 million during the same period in 2000 and comprised mainly maintenance type expenditures and product molds of $2.6 million for the TAG operations.

        The Revolving Loan Agreement expires effective March 1, 2003, however, it automatically renews for a one year period unless cancelled by either party to the agreement.

        Effective June 27, 2001, TAG’s Welshman Industries subsidiary, which was a non-guarantor subsidiary under the terms of the bond indenture was merged into TAG. Accordingly, borrowings of $0.8 million under Welshman’s Revolving Credit Agreement were paid off with proceeds from the Company’s Revolving Loan Agreement. The elimination of Welshman had no impact on the operations of TAG or on the amount of total borrowings of the Company.

        At December 31, 2001 and September 30, 2001, the Consolidated EBITDA coverage Ratio, as defined in the 2004 12 ½% Senior Notes Bond Indenture, was less than 2:1. As a result , the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan agreement, enter into capital leases, provide certain guarantees or incur liens on its assets. Prior to September 30, 2001, the ratio was greater than 2:1 and the Company had the ability to incur additional debt. During the six months ended June 30, 2001, the Company acquired certain equipment under capital lease arrangements of approximately $1.0 million. As discussed in Notes 6 and 7 to the Consolidated Financial Statements, the Company’s Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends, and undertake certain corporate activities.

        The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company, however; the diverse nature of the operations of the Company, in management’s opinion, reduces exposure to economic factors such as the current manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company’s cash requirements for the foreseeable future, given its anticipated additional capital expenditures, working capital requirements and its known obligations. The Company’s future obligations are:

                                             Payments Due by Period

     Obligations                  Total    Less than     2-3      4-5   After 5
                                            1 year      years    years   years
                                              (Dollars in Millions)

Long Term Debt ..........      $   91.7    $   3.0    $   87.2   $ 1.5   $ --
Operating Leases ........          39.8       10.7        15.3     7.7    6.1
                                -------    -------    --------   -----   ----
    Total ...............      $  131.5    $  13.7    $  102.5   $ 9.2   $6.1
                               ========    =======    ========   =====   ====

Management Changes

      The Company appointed Keith F. Moore President and Chief Operating Officer effective February 13, 2002. Peter K. Hunt resigned from the position effective February 8, 2002.

      Stephen Magee resigned, effective April 30, 2001, as Executive Vice President and Chief Financial Officer of the Company. He has remained a member of the Board of Directors and assumed the role of Chairman of the Company's Audit Committee.

Other Matters

      The Company is significantly leveraged and had a $5.9 million stockholder's deficit at December 31, 2001 compared to a deficit of $3.5 million at December 31, 2000. Through its floating rate debt, the Company is subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company has two customers that accounted for 17% of 2001 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

      The Company had net operating loss carryforwards of approximately $20.4 million for U.S. federal income tax purposes at December 31, 2001, which, if not utilized, will begin to expire in 2004. The Company had a valuation allowance related to net operating loss carryforwards of $2.2 million as of December 31, 2000. The Company had no valuation allowance as of December 31, 2001. During 2000, the Company realized tax benefits of $2.2 million from utilizing net operating loss carryforwards for which deferred tax valuation allowances had been previously established resulting in a corresponding reduction in income tax expense.

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

      In a memorandum dated January 10, 2002 and written by the Georgia Environmental Projection Division ("EPD"), The Truck Accessories Group ("TAG") was notified that it may be a PRP to a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

      On October 4, 2001, the United States Environmental Protection Agency ("EPA") filed an administrative complaint against the Truck Accessories Group, Inc., d/b/a Leer Midwest, Elkhart, Indiana. The EPA claimed that the Company failed to timely file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The EPA sought a penalty of $59,000. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

      The Company's operations utilize resins, paints, solvents, oils and water-based lubricants in their businesses. Also, raw materials used by EFP contain pentane, which is a volatile organic compound subject to regulation under the Clean Air Act. Although the Company believes that it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary if and when compliance standards and technology change.

      The Company pays fees to a corporation, owned by Mr. Poindexter, for services provided by Mr. Poindexter. Mr. Poindexter does not receive a salary from the Company. The Company charges the Subsidiaries for their use of funds and for stewardship services provided to them by the Company.

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

Interest Rates

      Variable-Rate Debt. As of December 31, 2001, the Company had approximately $9.2 million outstanding under its asset-based, revolving credit facilities. The interest rates on the revolving credit facilities are based upon a spread above either the Prime Interest Rate or the London Interbank Overnight Rate (LIBOR). Which rate used is determined at the Company's option. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the monthly average of $17.7 million outstanding under the revolving credit facilities during 2001, a 1% change in the interest rate would have caused a change in interest expense of approximately $177,000 on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

      Fixed-Rate Debt. As of December 31, 2001 and 2000, the Company had $85.0 million of 121/2% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $69.0 million and $77.4 million based upon their publicly traded value at December 31, 2001 and 2000, respectively.

Foreign Currency

      Raider Industries, a subsidiary of TAG, has two manufacturing plants in Canada, which generated revenues of approximately $17.9 million during the year ended December 31, 2001. The functional currency of Raider Industries is the Canadian Dollar. Management does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, the majority of goods manufactured in Canada are exported and sold to customers in the United States. Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing Raider Industries' gross margin, assuming that the United States sales price remains unchanged.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements: ......................................   Page
Report of Independent Auditors ......................................    23
Consolidated Balance Sheets as of December 31, 2001 and 2000 ........    24
Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999 ...........................    25
Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999 ...........................    26
Consolidated Statements of Stockholder's Deficit for the years
         Ended December 31, 2001, 2000 and 1999 .....................    27
Notes to Consolidated Financial Statements ..........................    28

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Houston, Texas
March 18, 2002

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

                                                                December 31,
                                                           --------------------
                                                              2001        2000
                                                              ----        ----
Current assets
     Restricted cash .....................................  $     98   $  2,345
     Accounts receivable, net of allowance for doubtful
        accounts of $1,054 and $918, respectively ........    25,161     33,495
     Inventories, net ....................................    26,761     32,749
     Deferred income taxes ...............................     2,175      2,324
     Prepaid expenses and other ..........................     1,702      1,649
                                                            --------   --------
              Total current assets .......................    55,897     72,562
Property, plant and equipment, net .......................    47,624     49,976
Goodwill, net ............................................    17,976     19,143
Deferred income taxes ....................................     3,714      2,897
Other assets .............................................     3,619      4,048
                                                            --------   --------
Total assets .............................................  $128,830   $148,626
                                                            ========   ========

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt ...................  $  3,005   $  3,301
     Borrowings under the revolving credit facilities          9,183     23,892
     Accounts payable ....................................    15,856     15,281
     Accrued compensation and benefits ...................     5,037      6,515
     Accrued income taxes ................................       106       --
     Other accrued liabilities ...........................     9,028      7,570
                                                            ---------  ---------
              Total current liabilities ..................    42,215     56,559
                                                            ---------  ---------
Noncurrent liabilities
     Long-term debt, less current portion ................    88,756     91,405
     Employee benefit obligations and other ..............     3,793      4,174
                                                            ---------  ---------
              Total noncurrent liabilities ...............    92,549     95,579
                                                            =========  =========
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in capital ....................    16,486     16,486
     Accumulated other comprehensive income ..............      (613)      (432)
     Accumulated deficit .................................   (21,807)   (19,566)
                                                            ---------  ---------
Total stockholder's deficit ..............................    (5,934)    (3,512)
                                                            ---------  ---------
     Total liabilities and stockholder's deficit .........  $128,830   $148,626
                                                            =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands)

                                                                                                Year Ended December 31,
                                                                                                 -----------------------
                                                                                    2001                 2000                1999
                                                                                    ----                 ----                ----
Net sales ..........................................................            $ 387,586             $ 451,520            $ 443,429
Cost of sales ......................................................              327,346               383,979              374,326
                                                                                ----------            ---------            ---------
Gross profit .......................................................               60,240                67,541               69,103
Selling, general and administrative expense ........................               46,639                47,524               45,048
Closed and excess facility costs ...................................                1,751                  --                   --
                                                                                ----------            ---------            ---------
Operating income ...................................................               11,850                20,017               24,055
Interest expense ...................................................               13,494                15,050               13,822
                                                                                ----------            ---------            ---------
Income (loss) from continuing operations before
     income taxes and extraordinary gain ...........................               (1,644)                4,967               10,233
Income tax provision ...............................................                  597                   340                1,487
                                                                                ----------             --------            ---------
Income (loss) from continuing operations before
    extraordinary gain .............................................               (2,241)                4,627                8,746
Income from discontinued operations,
         net of applicable taxes ...................................                 --                    --                     57
Extraordinary gain on purchase of Senior Notes,
         net of income tax expense of $0 ...........................                 --                    --                    198
                                                                                ----------            ---------            ---------
Net income (loss) ..................................................            $  (2,241)            $   4,627            $   9,001
                                                                                ==========            =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                    2001                  2000                1999
                                                                                    ----                  ----                ----
Net income (loss) ..................................................            $ (2,241)              $  4,627            $  9,001
                                                                                ---------              ---------           ---------
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
  Depreciation and amortization ....................................              12,208                 11,549              11,080
  Gain on sale of discontinued operations ..........................                --                     --                   (57)
  Extraordinary gain on purchase of Senior Notes ...................                --                     --                  (198)
  Closed and excess facility costs .................................               1,751                   --                  --
  Non-cash provision for excess and obsolete inventory .............               1,047                  1,337               1,926
  Non-cash provision for doubtful accounts receivable ..............               1,115                     50                 487
  (Gain) loss on sale of property, plant and equipment .............                 (61)                  (219)                 64
  Deferred federal income tax provision ............................                (597)                  (223)               --
  Other ............................................................                (293)                  (148)                (38)
Change in assets and liabilities, net of the
      effect of acquisitions:
  Accounts receivable ..............................................               7,217                  2,727              (6,478)
  Inventories ......................................................               4,661                  5,547              (5,736)
  Prepaid expenses and other .......................................                (125)                  (716)                (97)
  Accounts payable .................................................                 573                 (7,111)              3,823
  Accrued income taxes .............................................                 106                 (1,054)                247
  Other accrued liabilities ........................................              (1,486)                (3,346)             (1,125)
                                                                                ---------              ---------           ---------
      Net cash provided by operating activities ....................              23,875                 13,020              12,899
                                                                                ---------              ---------           ---------
Cash flows provided by (used in) investing activities:
  Purchase of businesses, net of cash acquired .....................                 (39)               (14,552)               (368)
  Proceeds from disposition of business, property, plant
      and equipment ................................................                  90                  1,162              13,210
  Acquisition of property, plant and equipment .....................              (8,490)               (12,681)             (8,195)
  Other ............................................................                 (35)                    88                  25
                                                                                ---------              ---------           ---------
      Net cash provided by (used in) investing activities ..........              (8,474)               (25,983)              4,672
                                                                                ---------              ---------           ---------
Cash flows provided by (used in) financing activities:
  Net (payments) proceeds of revolving lines of
      credit and short term debt ...................................             (14,703)                 8,606              (3,147)
  Proceeds from long-term debt and capital leases ..................               1,061                  8,790                --
  Payments of long-term debt and capital leases ....................              (4,006)                (3,085)            (15,621)
                                                                                ---------              ---------           ---------
      Net cash provided by (used in) financing activities ..........             (17,648)                14,311             (18,768)
                                                                                ---------              ---------           ---------
           Increase (decrease) in restricted cash ..................              (2,247)                 1,348              (1,197)
Restricted cash beginning of period ................................               2,345                    997               2,194
                                                                                ---------              ---------           ---------
Restricted cash end of period ......................................            $     98               $  2,345            $    997
                                                                                =========              =========           =========

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
(Dollars in thousands, except share amounts)

                                                                                                   Accumulated
                                              Shares of         Common                                Other
                                               Common          Stock and        Accumulated       Comprehensive
                                               Stock         Paid-in Capital     Deficit              Income             Total
                                             ----------     ----------------   -------------      -------------         -------

December 31, 1998........................       3,059            16,486           (33,194)              (491)           (17,199)
     Net income..........................        -                -                 9,001                -                9,001
     Translation adjustment..............        -                -                -                     175                175
                                                                                                                      ----------
     Comprehensive income................        -                -                -                     -                9,176
                                               ------           -------          ---------            -------         ----------
December 31, 1999........................       3,059            16,486           (24,193)              (316)            (8,023)
     Net income..........................        -                -                 4,627                -                4,627
     Translation adjustment..............        -                -                -                    (116)              (116)
                                                                                                                      ----------
     Comprehensive income................        -                -                -                     -                4,511
                                               ------           -------          ---------            -------         ----------
December 31, 2000........................       3,059            16,486           (19,566)              (432)            (3,512)
     Net loss............................        -                -                (2,241)               -               (2,241)
     Translation adjustment..............        -                -                -                    (181)              (181)
                                                                                                                      ----------
     Comprehensive loss..................        -                -                -                     -               (2,422)
                                               ------           -------          ---------            -------         ----------
December 31, 2001........................       3,059           $16,486          $(21,807)            $ (613)         $  (5,934)
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

      Morgan Trailer Manufacturing Co. ("Morgan") manufactures truck bodies for dry freight and refrigerated vans (excluding those made for pickup trucks and tractor-trailer trucks). Its customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles.

      Truck Accessories Group, Inc. ("TAG") manufactures pickup truck "caps" and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas.

      TAG includes Leer, Gem Top, 20th Century Fiberglass (Century), Raider Industries Inc. (Raider). and Midwest Truck Aftermarket (MTA).

      Specialty Manufacturing Group ("SMG") MIC Group ("MIC Group"), manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, aerospace and general industries. KWS Manufacturing, Inc. ("KWS") was acquired on March 8, 2000 and designs and fabricates bulk handling equipment and Universal Brixius, Inc. ("Universal") acquired March 17, 2000 is a diversified contract machining company.

      EFP Corporation ("EFP") molds, fabricates and markets expandable foam products which are used as casting patterns, packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, appliance and other industries. It also manufactures products used as thermal insulators.

2. Summary of Significant Accounting Policies:

      Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated in consolidation.

      Restricted Cash. At December 31, 2001 and 2000, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 6).

      Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $1,054,000 and $918,000 at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company charged to expense, $1,115,000, $50,000 and $487,000, respectively, as a provision for doubtful accounts and deducted from the allowance $979,000, $253,000 and $97,000, respectively, for write-offs of bad debts.

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

      Advertising Expense. The Company expenses advertising costs as incurred. During the years ended December 31, 2001, 2000 and 1999, advertising expense was approximately $1,816,000, $2,487,000 and $2,031,000, respectively.

      Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

      Revenue Recognition. Revenue is recognized upon shipment of the product to customers, except for Morgan where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. The Company classifies amounts billed to customers related to shipping and handling as revenue. The costs associated with the shipping and handling revenue are included in cost of sales.

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

      Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

      Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, is required to be adopted in fiscal years beginning after June 15, 2000. Because of the Company's limited use of derivatives, the adoption of the new statement had no significant effect on earnings or the financial position of the Company.

      In July 2001, the FASB issued SFAS No. 141, Business Combination. SFAS No. 141 requires that all business combinations initiated or completed after June 20, 2001 be accounted for using the purchase method of accounting. The statement provides for recognition and measurement of intangible assets separate from goodwill. SFAS No. 141 is effective for all business combinations initiated, as well as those completed, after June 30, 2001. The adoption of the new statement had no effect on the results of operations or the consolidated financial position of the Company.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company adopted SFAS No. 142 as of January 1, 2002. Management will complete the initial test of impairment of goodwill during the quarter ended March 31, 2002; however, the impact, if any, of implementing the annual goodwill impairment test on the Company's consolidated financial position and results of operations cannot be estimated at this time. The Company's consolidated statement of operations for the year ending December 31, 2001 includes approximately $1,167,000 of goodwill amortization expense.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company will adopt the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on the Company's consolidated financial position or results of operation.

3. Segment Data:

      The Company operates and manages its subsidiaries within the four separate business segments described in Note 1. The Company evaluates performance and allocates resources based on the operating income of each segment. The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies. The following is a summary of the business segment data for the years ended December 31, (dollars in thousands):

Net Sales                                  2001           2000            1999
                                         ---------      ---------      ---------
Morgan ............................      $173,187       $235,340       $257,673
TAG ...............................       138,522        134,992        132,354
Specialty Manufacturing Group .....        51,417         48,368         16,685
EFP ...............................        24,612         33,798         36,955
Inter Segment Eliminations ........          (152)          (978)          (238)
                                         ---------      ---------      ---------
Net Sales .........................      $387,586       $451,520       $443,429
                                         =========      =========      =========

Operating Income (Loss)
Morgan ............................      $  5,794       $ 11,249       $ 21,824
TAG ...............................         4,451          4,523          3,919
Specialty Manufacturing Group .....         4,478          6,012           (544)
EFP ...............................           808          2,194          3,321
JBPCO (Corporate) .................        (3,681)        (3,961)        (4,465)
                                         ---------      ---------      ---------
Operating Income ..................      $ 11,850       $ 20,017       $ 24,055
                                         =========      =========      =========

Depreciation and Amortization Expense
Morgan .............................     $  2,783       $  2,188       $  2,544
TAG ................................        4,657          4,680          5,003
Specialty Manufacturing Group ......        2,903          2,524            858
EFP ................................        1,365          1,659          1,683
JBPCO (Corporate) ..................          500            498            741
Discontinued operations ............          --             --             251
                                         ---------      ---------      ---------
Depreciation and Amortization Expense    $ 12,208       $ 11,549       $ 11,080
                                         =========      =========      =========

Total Assets                                2001           2000           1999
                                         ---------      ---------      ---------
Morgan .............................     $ 46,651       $ 61,798       $ 67,229
TAG ................................       45,171         45,240         45,478
Specialty Manufacturing Group ......       25,896         28,547          8,493
EFP ................................        9,271         11,216         13,604
JBPCO (Corporate) ..................        1,841          1,825          1,907
                                         ---------      ---------      ---------
Identifiable Assets ................     $128,830       $148,626       $136,711
                                         =========      =========      =========

Capital Expenditures                       2001            2000           1999
                                         ---------      ---------      ---------
Morgan .............................     $    886       $  7,376       $  2,505
TAG ................................        3,675          4,002          3,426
Specialty Manufacturing Group ......        2,310            865            401
EFP ................................        1,576            395          1,786
JBPCO (Corporate) ..................           43             43             67
Discontinued operations ............         --             --               10
                                         ---------      ---------      ---------
Capital Expenditures ...............     $  8,490       $ 12,681       $  8,195
                                         =========      =========      =========

      Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 39%, 47% and 53% of Morgan's net sales during 2001, 2000 and 1999, respectively. EFP has three customers in the electronics industry that accounted for approximately 15%, 28% and 26% of EFP's net sales in 2001, 2000 and 1999, respectively. Sales related to SMG are concentrated with international oil field service companies, with one customer in 2001, 2000 and 1999 that accounted for approximately 26%, 29% and 51% of SMG's net sales, respectively.

      Closed and excess facility costs of $1,751,000 are predominately costs associated with management's decision to cease production of polymer based products at TAG. Limited production of certain tonneau models will continue in 2002, however, product molds and inventory associated with discontinued products of approximately $611,000 were written off and the Company expensed approximately $682,000 associated with potential future product warranty costs. During the year ended December 31, 2001, the polymer products division of TAG had sales of $4,500,000 and an operating loss of $4,200,000 compared to sales of $4.3 million and losses of $0.7 million during the prior year.

      Net sales included $4,556,000 in 1999 from intercompany sales to the distribution operations of TAG, which have been classified as discontinued operations for that period. As a result, operating income for 1999 included approximately $989,000 related to profits on these sales. Since the TAG Distribution's results of operations were classified as discontinued, the intercompany sales do not eliminate on a line item basis in the accompanying consolidated statement of operations for the 1999 period. However, on a consolidated basis, such intercompany transactions are eliminated in the accompanying consolidated statement of operations for each period presented.

      Effective June 30, 2000, the operations of Gem Top, which manufactures and distributes light truck caps primarily to commercial customers, were transferred from Morgan to TAG. The financial information for Morgan and TAG has been restated to reflect the transfer of Gem Top.

      The Company's operations are located principally in the United States. However, Raider is located in Canada. Long-lived assets relating to these foreign operations were $4,340,000 and $4,735,000 at December 31, 2001 and 2000, respectively. Consolidated net sales include $13,827,000, $12,541,000 and $12,521,000 in 2001, 2000 and 1999, respectively, to customers outside the United States.

4. Inventories:

      Consolidated net inventories consist of the following (dollars in thousands):

                                                             December 31,
                                                      -----------------------
                                                        2001              2000
                                                      --------          --------
Raw Materials ............................            $15,022            $22,444
Work in Process ..........................              5,428              6,176
Finished Goods ...........................              6,311              4,129
                                                      -------            -------
 Total Inventory .........................            $26,761            $32,749
                                                      =======            =======

      Inventories are stated net of an allowance for shrinkage, excess and obsolete inventory of $2,537,000 and $2,242,000 at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company charged to expense $1,047,000, $1,337,000 and $1,926,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $752,000, $1,579,000 and $707,000, respectively, for write-offs of excess and obsolete inventory.

5. Long Lived Assets

      Property, plant and equipment, as of December 31, 2001 and 2000, consisted of the following (dollars in thousands):

                                    Range in Useful Lives   2001          2000
                                          in years
                                    ---------------------   ----          ----
Land ......................................   --        $   3,429    $   3,430
Buildings and improvements ................   5-25         22,286       21,241
Machinery and equipment ...................   3-10         71,155       67,835
Furniture and fixtures ....................   2-10         13,129       12,617
Transportation equipment ..................   2-10          3,412        3,257
Leasehold improvements ....................   3-10          5,719        4,944
Construction in progress ..................   --            2,545        4,927
                                                        ----------   ----------
                                                          121,675      118,251
Accumulated depreciation and amortization .               (74,051)     (68,275)
                                                        ----------   ----------
Property, plant and equipment, net ........             $  47,624    $  49,976
                                                        ==========   ==========

      Depreciation expense was $10,559,000, $9,679,000 and $8,625,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Other assets and goodwill as of December 31, 2001 and 2000, consist of the following (dollars in thousands):

                                                                                    2001                              2000
                                                                          --------------------------     ---------------------------
                                                         Amortization     Accumulated       Net Book      Accumulated       Net Book
                                                        Period in Years   Amortization       Value        Amortization        Value
                                                        ---------------   ------------      --------      ------------      --------
Other Assets:
  Cash surrender value of
    life insurance .................................            --           $  --           $ 2,068         $  --           $ 1,932
  Agreements not-to-compete ........................               6           2,098              79           2,030             147
  Debt issuance costs and other ....................            3-10           4,426           1,472           3,976           1,969
                                                                             -------         -------         -------         -------
Total ..............................................                         $ 6,524         $ 3,619         $ 6,006         $ 4,048
                                                                             =======         =======         =======         =======
Goodwill ...........................................           20-40         $11,268         $17,976         $10,101         $19,143
                                                                             =======         =======         =======         =======

     Goodwill is being amortized on a straight-line basis over 40 years for Morgan, 25 years for TAG and 20 years for the SMG.

      The Company records impairment losses on long-lived assets, including goodwill, used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

      As of December 31, 2001, Morgan's facility in Monterrey, Mexico, comprising land and buildings, is being held for sale with a net book value of approximately $1,300,000.

6. Revolving Credit Agreements:

      Amounts outstanding under the Revolving Credit Agreement as of December 31, 2001 and 2000 were (in thousands):

                                                                 2001      2000
                                                                 ----      ----
JBPCO Revolver (Weighted average interest rate of 9.2%) ....   $ 9,183   $22,794
Welshman Revolver ..........................................      --       1,098
                                                               -------   -------
Total ......................................................   $ 9,183   $23,892
                                                               =======   =======

      The Company's Revolving Loan Agreement, expires on March 31, 2003, however, it automatically renews annually thereafter, subject to cancellation by either party. The Agreement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $58,000,000 or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates are 85% for receivables with the exception of TAG for which the receivable advance rate is 80% and 60% for inventory excluding work in process. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 1.88% at December 31, 2001) or U.S. prime rate (4.75% at December 31, 2001). Interest is payable monthly including a fee of one-half of one percent on a portion of unused borrowing availability. The Subsidiaries, with the exception of Beltrami Door company, are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 2001, the Company had total borrowings of $9,183,000 and letters of credit of $4,425,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 2001, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $17,088,000.

      The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Balances outstanding under the Revolving Loan Agreement are classified as current liabilities. The Revolving Loan Agreement also contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 2001, the Company was in compliance with all covenants of the Revolving Loan Agreement. At December 31, 2001, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement.

      Effective June 27, 2001, Welshman Industries was merged into TAG and borrowings of approximately $800,000 were retired with proceeds from the Company's revolving loan.

7. Long-term debt and Note Offering:

      Long-term debt as of December 31, 2001 and 2000 consists of the following (Dollars in the table in thousands):

                                                                                              2001             2000
                                                                                              ----             ----
JBPCO:
        12 1/2% Senior Notes due 2004 ..............................................         $85,000         $85,000
                                                                                             -------         -------

TAG:
        Note payable, due November 1, 2002, quarterly principal
           payments of $27,643 plus interest at 9% .................................             102             203
        Obligations under various non-compete agreements ...........................              78             180
                                                                                             -------         -------
                                                                                                 180             383
                                                                                             -------         -------
SMG:
        Term loan, due March 31, 2007, monthly payments of $25,476 plus interest at U.S. prime plus1/2% (4.75% at
           December 31, 2001) ......................................................           1,162           1,843
        Cash Flow loan, due March 31, 2002, monthly payments
           of $60,417 plus interest at U.S. prime plus 1%
           (4.75% at December 31, 2001) ............................................             181             967
        Term loan, due March 31, 2007, monthly payments of $38,095 plus interest at U.S. prime plus1/2%
           (4.75% at December 31, 2001) ............................................           2,250           2,857
        Cash Flow loan, due March 31, 2002, monthly payments
           of $55,555 plus interest at U.S. prime plus 1%
            (4.75% at December 31, 2001) ...........................................             833           1,500
        Seller's Note payable, due March 31, 2003, quarterly payments of $239,583 plus interest at U.S. prime
           (4.75% at December 31, 2001) ............................................           1,198           2,156
        Obligations under capital leases ...........................................             957            --
                                                                                             -------         -------
                                                                                               6,581           9,323
                                                                                             -------         -------
     Total long-term debt ..........................................................          91,761          94,706
      Less current portion .........................................................           3,005           3,301
                                                                                             -------         -------
      Long-term debt, less current portion .........................................         $88,756         $91,405
                                                                                             =======         =======

      The Senior Notes Indenture contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 2001, the Company was in compliance with all covenants of the Senior Notes Indenture. Under the terms of the Senior Notes Indenture, proceeds in excess of $2,000,000 from the sale of assets, including the stock of the Company's subsidiaries, are required to be used to repay borrowings under the Revolving Loan Agreement. Proceeds in excess of amounts outstanding under the Revolving Loan Agreement may be re-invested in assets of the Company within one year of the asset sale. At December 31, 2001, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

      At December 31, 2001 and September 30, 2001, the Consolidated EBITDA Coverage Ratio, as defined in the 2004 121/2% Senior Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan Agreement, enter into capital leases, provide certain guarantees or incur liens on its assets. Prior to September 30, 2001, the ratio was greater than 2:1 and the Company had the ability to incur additional debt. During the six months ended June 30, 2001, the Company acquired certain equipment under capital lease arrangements in the amount of approximately $1.0 million.

      The Company's obligations under the Senior Notes are guaranteed by all direct wholly owned subsidiaries of JBPCO (the "Subsidiary Guarantors"). Each guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged substantially all of their assets. Separate financial statements of the Subsidiary Guarantors are not included because all the Subsidiary Guarantors provide the Guarantees, and the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis.

      The Company's obligations under the term loans due March 31, 2007 are secured by liens upon the property of KWS and Universal in the amount of approximately $8,057,000 granted to the lender. MIC Group acquired 100% of the stock of Universal effective March 17, 2000 (See Note 13). The stock of Universal is pledged to the seller to secure the Seller's Note due March 31, 2003.

      The Company's only un-restricted non-guarantor subsidiary is Beltrami Door Company, a wholly owned subsidiary of Morgan.

      The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 2001 and 2000 to be approximately $69,000,000 and $77,350,000, respectively, based on their publicly traded value at that date compared to a recorded amount of $85,000,000 as of December 31, 2001 and 2000.

      The carrying values of receivables, payables and debt maturing within one year contained in the Consolidated Balance Sheets as of December 31, 2001 and 2000 approximate the fair value of those instruments.

      During the year ended December 31, 1999, the Company purchased $15,000,000 of its 2004 121/2% Senior Notes for an aggregate purchase price of approximately $14,470,000. The Company recorded an extraordinary gain on the purchase of the Senior Notes of approximately $198,000, net of related deferred loan costs of $332,000. The Company's decision to purchase and hold the Senior Notes or to sell the Senior Notes is dependent upon the interest rate arbitrage between the Senior Notes and borrowings under the Revolving Loan Agreement and market conditions. The purchases were made in the open market and the Company does not intend to cancel or redeem the Senior Notes and may re-sell the Senior Notes in the open market at a future date.

      Maturities. Aggregate principal payments on long-term debt for the next five years and thereafter to December 31, 2001, are as follows (dollars in thousands):

2002...............................................................   $  3,005
2003...............................................................      1,265
2004...............................................................     85,962
2005...............................................................        919
2006...............................................................        589
thereafter.........................................................         21
                                                                       -------
                                                                       $91,761
                                                                       =======

8. Operating Leases:

      The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 2001 are as follows (dollars in thousands):

2002...............................................................   $ 10,662
2003...............................................................      8,885
2004...............................................................      6,449
2005...............................................................      4,664
2006...............................................................      3,049

      Total rental expense included in continuing operations under all operating leases was $11,287,000, $9,206,000 and $7,358,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. Supplemental Cash Flow Information:

      Cash payments for interest were $13,134,000, $14,575,000 and $13,241,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Cash payments for income taxes, net, were $948,000, $1,400,000 and $1,191,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Non-cash investing activities for the year ended December 31, 2000 included $2,875,000 related to that portion of the purchase price of Universal (See Note 13) evidenced by a promissory note.

10. Income Taxes:

      The income tax provision consists of the following for the years ended December 31, 2001, 2000 and 1999 (dollars in thousands):

                                              2001           2000          1999
                                              ----           ----          ----
Current:
 Federal ...........................        $   27         $  120         $  192
 State .............................           600            268          1,122
 Foreign ...........................           600            175            173

Deferred:
 Federal ...........................          (550)          (157)          --
 State .............................           (80)           (66)          --
                                            -------        -------        ------
Income tax provision ...............        $  597         $  340         $1,487
                                            =======        =======        ======

      The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2001, 2000 and 1999 (Dollars in thousands):

                                                          2001                    2000                     1999
                                                      -----------             ------------           --------------
                                                      Amount   %               Amount   %             Amount     %
                                                      ------  --               ------   --            ------    --
Tax provision (benefit) at
     federal statutory income
     tax rate.............................            $(559)  (34)%          $ 1,714    34%          $ 3,480     34%
Valuation allowance.......................               -      -             (2,166)  (43)           (2,963)   (28)
Goodwill amortization.....................              111     7                 96     2                27      -
Non deductible expenses...................               29     2                 68     1                83      1
State income taxes, net of federal
     income tax benefit...................              452    30                111     2               664      6
Foreign income and withholding
     taxes, net of federal benefit........              565    34                372     7               114      1
Other.....................................               (1)    -                145     4                82      1
                                                      ------  -----          --------  -----         --------  ------
Provision for income
     taxes and effective tax rates........            $ 597    36%           $   340     7%          $ 1,487     15%
                                                      ======  =====          ========  =====         ========  ======

      The domestic and foreign components of Income (Loss) from Continuing Operations before Income Taxes and Extraordinary Gains were:

                                           2001            2000            1999
                                           ----            ----            ----

U.S. operations .................        $(2,643)        $ 5,031         $10,022
Non U.S. operations .............            999             (64)            211
                                         --------        --------        -------
         Total ..................        $(1,644)        $ 4,967         $10,233
                                         ========        ========        =======

      Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2001 and 2000 were (dollars in thousands):

                                                            2001           2000
Current deferred tax asset:
Allowance for doubtful accounts ..................       $   607        $   483
Employee benefit accruals and reserves ...........           726          1,044
Warranty liabilities .............................          --              240
Other ............................................           842            557
                                                         --------       --------
Total current deferred tax asset .................         2,175          2,324
                                                         --------       --------
Long term deferred tax asset:
Tax benefit carryforwards ........................         8,115          8,299
Warranty liabilities .............................           997          1,235
Other ............................................          --              373
Valuation allowance ..............................          --              (45)
                                                         --------       --------
Total long term deferred tax asset ...............         9,112          9,862
                                                         --------       --------
Long term deferred tax liabilities:
Depreciation and amortization ....................        (4,466)        (5,521)
Other ............................................          (932)        (1,444)
                                                         --------       --------
Total long term deferred tax liability ...........        (5,398)        (6,965)
                                                         --------       --------
   Net long term deferred tax asset ..............         3,714          2,897
                                                         --------       --------
           Net deferred tax asset ................       $ 5,889        $ 5,221
                                                         ========       ========

      Tax Carryforwards. The Company has investment tax credit carryforwards of approximately $45,000 for U.S. federal income tax purposes, which expired in 2001 for which the Company had recorded a valuation allowance. The Company has alternative minimum tax credit carryforwards of approximately $1,154,000 at December 31, 2001 for U.S. federal income tax purposes, which may be carried forward indefinitely. The utilization of $817,000 of the alternative minimum tax credit carryforward is restricted to the taxable income of one Subsidiary. The Company has net operating loss carryforwards of approximately $20,400,000 for U.S. federal income tax purposes at December 31, 2001, which if not utilized, will begin to expire in 2004. Management has determined that the realization of the deferred tax assets will more likely than not be realized as a result of probable future taxable income and prudent and feasible tax planning strategies.

11. Common Stock:

      As of December 31, 2001 and 2000, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

12. Employee Benefit Plans:

Defined Contribution Plans

      JBPCO 401(k) Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 15% of gross pay and provided for Company matching contributions up to three percent of the first six percent of gross pay as well as the opportunity for an annual discretionary contribution. Vesting in the Company matching contribution is 20% per year over the first five years. The Company incurred related employer matching contribution and administrative expenses of $1,018,000, $1,207,393 and $1,161,823 during the years ended December 31, 2001, 2000 and 1999, respectively.

      Morgan sponsors a defined contribution profit sharing plan that provides retirement benefits to employees. Morgan suspended contributions to the plan, indefinitely, effective January 1, 2001 Morgan incurred related contribution and administrative expenses of $185,000 and $1,127,000 during the years ended December 31, 2000 and 1999, respectively.

      Effective December 31, 2000, EFP sold its Astro division, however, substantially all the employees were covered by a defined contribution money purchase pension plan. The plan was terminated effective with the sale and all participants became fully vested, however, EFP contributed $55,000 to the plan during the year ended December 31, 2001 in order to fulfill the final settlement obligations of the plan.

Defined Benefit Plans

      Morgan assumed future sponsorship of the National Steel Service Centers' pension plan, a company that ceased doing business and into which Morgan was merged in 1993, and continued to make contributions to the plan in accordance with the funding requirements of the Internal Revenue Service. No further benefits have accrued subsequent to February 12, 1992. The plan was terminated effective December 31, 1999 and the distribution of plan assets in satisfaction of plan obligations was completed during 2000. The plan assets remaining after the plan obligations were settled, reverted back to the Company in December 2001, in the amount of $428,000.

      Gem Top, a division of TAG, had a defined benefit plan covering hourly employees working at least 1,000 hours per year. The plan was frozen effective March 31, 1996 and at December 31, 2001 and 2000 plan assets approximated projected benefit obligations.

      The Company's funding policy for the Gem Top plan is to make the minimum annual contributions required by applicable regulations. The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 2001 and 2000, and the significant assumptions used in accounting for the defined benefit plans. (dollars in thousands):

                                                            2001          2000
                                                            ----          ----
Change in benefit obligation
Benefit obligation at beginning of year ............     $   503       $ 1,724
Interest cost ......................................          34            30
Actuarial (gains) losses ...........................          19          (117)
Benefits paid ......................................          (7)          (18)
Benefit settlements ................................         (25)       (1,116)
                                                         --------      --------
Benefit obligation at end of year ..................     $   524       $   503
                                                         --------      --------

                                                            2001          2000
                                                            ----          ----
Change in plan assets
Fair value of plan assets at beginning of year .....     $   941       $ 2,105
Actual return on plan assets .......................         (40)          (17)
Company contributions ..............................          11            12
Expenses ...........................................          (5)          (25)
Benefits paid ......................................          (7)          (18)
Benefit settlements ................................         (25)       (1,116)
Reversion payment ..................................        (428)          --
                                                         --------      --------
Fair value of plan assets at end of year ...........         447           941
                                                         --------      --------
Funded status of the plan ..........................         (77)          438
Unrecognized actuarial loss ........................          68           (31)
Unrecognized net transition obligation .............          51           --
                                                         --------      --------
Prepaid benefit cost ...............................     $    42       $   407
                                                         ========      ========

                                                            2001          2000
                                                            ----          ----
Weighted-average assumptions
as of December 31:
Discount rate ......................................        6.75%          6.8%
Expected return on plan assets .....................        8.0%           8.0%

                                                      2001       2000      1999
                                                      ----       ----      ----
Components of net periodic
pension benefit
Service cost ..................................     $   5      $   5      $   5
Interest cost .................................        34         30        243
Expected return on plan assets ................       (39)       (40)      (345)
Recognized net actuarial (gains)/losses .......         8         (4)        (5)
Settlement gains ..............................        --         --        (17)
                                                    ------     ------     ------
Net periodic pension benefit ..................     $   8      $  (9)     $(119)
                                                    ======     ======     ======

13. Acquisitions:

Fabrication Business of Polyfoam

      Effective September 28, 2001, EFP acquired the foam fabrication business of Polyfoam Inc., located in Nashville, TN. EFP paid approximately $39,000 in cash for the assets of the operation.

KWS Manufacturing Co. and Universal Brixius, Inc.

      Effective March 8, 2000, MIC Group acquired the stock of KWS. MIC Group paid approximately $5,843,000, net of cash acquired, in cash for the stock of KWS. Goodwill recorded of approximately $1,276,000 is being amortized over 20 years. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until December 31, 2001 of $8,703,000 and $417,000, respectively, were included in the consolidated results of operations for year ended December 31, 2000.

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

      The Company's consolidated results of operations on a pro forma basis, as though the businesses acquired during the year ended December 31, 2000 had been acquired on January 1, 2000 were as follows (in thousands, except per share amounts):

                                                          For the Twelve Months
                                                         Ended December 31, 2000
                                                         -----------------------

Pro forma net sales ................................             $455,781
Pro forma operating income .........................               20,582
Pro forma net income ...............................                5,014

      These pro forma results are presented for informational purposes only. These results do not purport to show the actual results, which would have occurred had the business combinations been consummated on January 1, 2000, nor should they be viewed as indicative of future results of operations.

14. Commitments and Contingencies:

      Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

      EFP is subject to a lawsuit concerning the supply by a utility company of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period, as a result of errors made by the utility company. EFP was granted a motion for summary judgment dismissing the suit effective April 20, 1999. The utility company has succeeded in its appeal to the Texas Supreme Court and the case has been remanded back to the trial court. A tentative settlement was agreed to subsequent to December 31, 2001. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company.

      Warranty. Morgan provides product warranties for periods up to seven years. TAG provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience.

      Letters of Credit and Other Commitments. The Company had $4,425,000 in standby letters of credit outstanding at December 31, 2001 and 2000, primarily securing the Company's insurance programs.

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

      In a memorandum dated January 10, 2002 and written by the Georgia Environmental Projection Division ("EPD"), The Truck Accessories Group ("TAG") was notified that it may be a PRP to a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that it's proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

      On October 4, 2001, the United States Environmental Protection Agency ("EPA") filed an administrative complaint against the Truck Accessories Group, Inc., d/b/a Leer Midwest, Elkhart, Indiana. The EPA claimed that the Company failed to timely file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The EPA sought a penalty of $59,000. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

      The Company's operations utilize resins, paints, solvents, oils and water-based lubricants in their businesses. Also, raw materials used by EFP contain pentane, which is a volatile organic compound subject to regulation under the Clean Air Act. Although the Company believes that it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary if and when compliance standards and technology change.

      Self-Insured Risks. The Subsidiaries utilize a combination of insurance coverage and self-insurance programs for property, casualty, including workers' compensation, and health care insurance. The Company has reserves recorded to cover the self-insured portion of these risks based on known facts and historical trends and management believes that such reserves are adequate and the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

15. Related Party Transactions:

      The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern a base fee of approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. Prior to the resignation of Mr. Magee, the Company's Chief Financial Officer, in April 2001, the Company paid Southwestern Holdings approximately $66,500 per month. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; none was paid in 2001, $686,000 was paid in 2000 and none was paid in 1999. The Company paid Southwestern $757,000, $1,377,000 and $625,000 during 2001, 2000 and 1999, respectively, for all these services. Welshman Industries, which was not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000 and $120,000 during 2000 and 1999, respectively, for certain services.

      Mr. Poindexter is an officer of JBPCO and is a partner in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $287,000, $275,000 and $230,000 in rent to the partnership in 2001, 2000 and 1999 pursuant to such lease.

16. Discontinued Operations

      TAG Distribution. The disposal of principally all of TAG's distribution operations was completed during the year ended December 31, 1999. The results of operations of the distribution operations of TAG have been reported as discontinued operations in the consolidated financial statements for 1999. Based on improved operating performance, the Company decided during the second quarter of 1999 to retain certain of TAG's distribution operations which included Midwest Truck Aftermarket (MTA) and three retail stores (the Stores). Accordingly, the MTA portion of the estimated loss on disposal of TAG's distribution operations of $1,306,000, which represented the goodwill related to the acquisition of MTA, was reversed in the accompanying consolidated statement of operations for the year ended December 31, 1999. Additionally, the results of operations of MTA and the Stores have been included in continuing operations for all periods presented.

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

      TAG revenues from discontinued distribution operations were $8,211,000 for the year ended December 31, 1999. The income (loss) from discontinued operations related to the distribution operations of TAG (TAG Distribution), during the twelve months ended December 31, 1999 was zero.

      The $1,306,000 additional loss recorded in 1999 represents the amounts in excess of the estimate provided in 1998. The actual loss on sale exceeded the prior estimate by $638,000 and the actual losses from operations during the period after the measurement date exceeded the estimate by $668,000.

     Losses from the disposed distribution operations of TAG included interest expense of $94,000 related to the borrowings of TAG Distribution under the Revolving Loan Agreement for the twelve months ended December 31, 1999. The borrowings were repaid using the proceeds from the sale of TAG’s distribution operations.

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

      The results of operations of Lowy Group have been reported as discontinued operations in the consolidated financial statements for 1999. Lowy revenues were $15,932,000 for the twelve months ended December 31, 1999.

     The gain on disposal during 1999 is net of operating losses of $383,000 which represents the results of operations subsequent to the measurement date. The operating results of Lowy include interest expense of $164,000 related to the borrowings of Lowy under the Revolving Loan Agreement for the twelve months ended December 31, 1999. The related borrowings were repaid using the proceeds from the sale of the operations.

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

      The following consolidating financial information is presented for purposes of complying with the reporting requirements of the parent company and the Guarantor Subsidiaries. The financial information includes condensed balance sheet information as of December 31, 2001 and 2000 and condensed operating statement and cash flow information for the year ended December 31, 2001 and 2000. The Company's non-guarantor subsidiaries are Beltrami Door Company and Acero-Tech, S.A. de C.V. Welshman Industries was merged into TAG effective June 27, 2001, the results of operations and cash flows for Welshman are included with those of the non-guarantor subsidiaries below for the period prior to the merger into TAG. Separate financial statements or other disclosures of the guarantors as of December 31, 1999 and for the year ended December 31, 1999 are not significant.

Consolidating Condensed Balance Sheet Information (dollars in thousands):
                                                                      December 31, 2001

                                           Guarantor         Non-guarantor           JBPCO and
                                          Subsidiaries        Subsidiaries          Eliminations       Consolidated
                                          ------------       -------------          ------------       ------------
Assets
        Current assets..................     $ 56,355            $  562             $  (1,020)             $ 55,897
        Noncurrent assets...............       68,625             1,447                 2,861                72,933
                                             --------            ------             ----------             ---------
        Total assets....................     $124,980            $2,009             $   1,841              $128,830
                                             ========            ======             ==========             =========
Liabilities and Equity
        Current liabilities.............     $ 36,052            $  237             $   5,926              $ 42,215
        Noncurrent liabilities..........        7,727              -                   84,822                92,549
        Stockholder's equity
           (deficit)....................       81,201             1,772               (88,907)               (5,934)
                                             --------            ------             ----------             ---------
        Total liabilities and equity....     $124,980            $2,009             $   1,841              $128,830
                                             ========            ======             ==========             =========

                                                                      December 31, 2000

                                             Guarantor       Non-guarantor         JBPCO and
                                           Subsidiaries       Subsidiaries        Eliminations          Consolidated
                                           ------------      -------------        ------------          ------------
Assets
        Current assets..................     $ 69,580            $3,652              $   (670)             $ 72,562
        Noncurrent assets...............       70,406             3,335                 2,323                76,064
                                             --------            ------              ---------             ---------
        Total assets....................     $139,986            $6,987              $  1,653              $148,626
                                             ========            ======              =========             =========
Liabilities and Equity
        Current liabilities.............     $ 50,701            $2,293              $  3,565              $ 56,559
        Noncurrent liabilities..........       10,382               197                85,000                95,579
        Stockholder's equity
           (deficit)....................       78,903             4,497               (86,912)               (3,512)
                                             --------            ------              ---------             ---------
        Total liabilities and equity....     $139,986            $6,987              $  1,653              $148,626
                                             ========            ======              =========             =========
Consolidating Condensed Statement of Operations Information for the Year ended:
                                                                      December 31, 2001

                                           Guarantor          Non-guarantor         JBPCO and
                                          Subsidiaries        Subsidiaries         Eliminations         Consolidated
                                         --------------      ---------------      --------------       --------------

Net sales...............................     $380,300            $ 7,438              $  (152)             $387,586
Cost of sales...........................      319,933              7,565                 (152)              327,346
Net income (loss).......................     $  4,331            $(1,990)             $(4,582)             $ (2,241)

                                                                      December 31, 2000

Net sales...............................     $440,752           $ 11,746              $  (978)             $451,520
Cost of sales...........................      375,458              9,499                 (978)              383,979
Net income (loss).......................     $ 10,895           $ (1,394)             $(4,874)             $  4,627
Consolidating Condensed Statement of Cash Flows Information for the Year ended:
                                                                      December 31, 2001

                                            Guarantor         Non-guarantor         JBPCO and
                                           Subsidiaries       Subsidiaries         Eliminations         Consolidated
                                           ------------       -------------        ------------         -------------
Net cash provided by (used in)
     operating activities.................    $27,500           $ (1,723)            $ (1,910)             $ 23,867
                                              --------          ---------            ---------             ---------
Capital expenditures......................     (8,444)                (4)                 (42)               (8,490)
Proceeds from sale of assets..............         85                  5                  -                      90
Other.....................................        (66)                -                   -                     (66)
                                              --------          ---------            ---------             ---------
Net cash (used in) generated
     by investing activities..............     (8,425)                 1                  (42)               (8,466)
                                              --------          ---------            ---------             ---------
Net payments on
     revolving lines of credit............    (13,826)              (280)                (597)              (14,703)
Proceeds from long-term
     debt and capital leases..............      1,061               -                     -                   1,061
Payments of long-term
     debt and capital leases..............     (3,905)              (101)                 -                  (4,006)
Intercompany accounts.....................     (3,749)             1,200                2,549                   -
                                              --------          ---------             --------              --------
Net cash provided by (used in)
     financing activities.................    (20,419)               819                1,952               (17,648)
                                              --------          ---------             --------              --------
Decrease in restricted
      cash and cash equivalents...........   $ (1,344)          $   (903)            $    -                $ (2,247)
                                             =========          =========             ========             =========

                                                                      December 31, 2000

Net cash provided by (used in)
     operating activities.................    $20,084           $ (1,371)            $ (5,693)            $  13,020
                                              --------          ---------            ---------            ----------
Capital expenditures......................    (12,433)              (205)                 (43)              (12,681)
Purchase of business......................    (14,552)               -                     -                (14,552)
Proceeds from sale of assets..............      1,162                -                     -                  1,162
Other.....................................         88                -                     -                     88
                                              --------          ---------            ---------            ----------
Net cash used in investing
     activities...........................    (25,735)              (205)                 (43)              (25,983)
                                              --------          ---------            ---------            ----------
Net proceeds of
     revolving lines of credit............      8,190                297                  119                 8,606
Proceeds from long-term
     debt and capital leases..............      8,790                -                     -                  8,790
Payments of long-term
     debt and capital leases..............     (2,882)              (203)                  -                 (3,085)
Intercompany accounts.....................     (7,367)             1,750                5,617                   -
                                              --------          ---------            ---------            ----------
Net cash provided by (used in)
     financing activities.................      6,731              1,844                5,736                14,311
                                              --------          ---------            ---------            ----------
Increase in restricted
      cash and cash equivalents...........    $ 1,080           $    268             $     -              $   1,348
                                              ========          =========            =========            ==========

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

         Name             Age        Position
         ----             ---        --------
John B. Poindexter ....   57   Chairman of the Board and Chief Executive Officer
Keith F. Moore ........   54   Director, President and Chief Operating Officer
Stephen P. Magee ......   54   Director
William J. Bowen ......   80   Director
Bruce Freeman .........   48   Senior Vice President of Operations
Robert S. Whatley .....   50   Vice President, Controller
Larry T. Wolfe ........   53   Vice President Administration

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

      Keith Moore was named President and Chief Operating Officer of J.B. Poindexter & Co., Inc. in February 2002. Previously from 1999 to 2001, Mr. Moore was the President and CEO of Calumet Coach Company and prior to that he was President and CEO of Beacon Eye Institute.

      Stephen P. Magee served as Treasurer and a Director of the Company since the Company was formed in 1988 and as Chief Financial Officer of the Company from 1994 to 2001.

      William J. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company ("Transco"), a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco from 1974 until his retirement from that position in 1987.

      Bruce L. Freeman was named Senior Vice President of Operations on November 15, 2001. Previously, Mr. Freeman spent 20 years with the General Electric Company in a variety of operations, senior management and President assignments followed by four years as President of AEC Sterling and later was a Senior Vice President with Northwestern Corporation.

      Robert S. Whatley has served as Vice President, Controller since June 1994.

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

Other Significant Persons

      Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:

         Name                  Age            Position
         ----                  ---            --------
Nelson Byman .............     55     President of Specialty Manufacturing Group
Robert Ostendorf .........     51     President of Morgan
Timothy Smith ............     46     President of EFP

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

Item 11. Executive Compensation

      The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 2001, 2000 and 1999:

                                                                   Summary Compensation Table

                                                               Annual Compensation                 All Other
         Name and Principal Position                      Year      Salary       Bonus            Compensation
         ---------------------------                     -----     --------     -------           ------------
         John B. Poindexter                               2001      $  (a)       $   -              $    -
               Chairman of the Board and                  2000         (a)
               Chief Executive Officer                    1999         (a)
         Peter K. Hunt                                    2001      $330,000     $223,000           $    -
               President and Chief                        2000      $330,000     $466,000           $    -
               Operating Officer                          1999      $278,000     $ 75,000           $  40,000
         R. S. Whatley Controller                         2001      $139,360     $ 10,000           $    -
                                                          2000      $135,435     $120,531           $    -
                                                          1999      $124,600     $    -             $    -
         L. T. Wolfe Vice President                       2001      $213,750     $ 40,000           $    -
               Administration                             2000      $207,867     $278,516           $    -
                                                          1999      $192,794     $ 20,000

     (a) Mr. Poindexter does not receive a salary from the Company. Rather, his services are provided to the Company pursuant to a Management Services Agreement. See "Management Services Agreement."

      The Company's incentive compensation plan covering certain of its executive officers is similar to the Subsidiary Incentive Plans described below. During 2000, the Company implemented its long-term compensation plan in order to provide the opportunity for key members of the Company and its Subsidiaries to be rewarded with financial incentives for achieving the financial objectives of the Company. Awards under the plan vest over a three year period provided certain financial obligations have been met.

      Mr. Poindexter is covered by the various insurance programs provided by Morgan to its employees.

Management Services Agreement

      Concurrently with the Note Offering, the Company entered into a Management Services Agreement with a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as the Company's Chairman of the Board and Chief Executive Officer. The Company paid to Southwestern approximately $757,000 during the year ended December 31, 2001, of which $552,000 were for the services of Mr. Poindexter. The fees also included the services of Mr. Magee, the Company's Chief Financial Officer, until his resignation, effective April 30, 2001. The annual fee is subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern for the provision of Mr. Poindexter's services and may increase the annual fee payable above the automatic annual increase, in each case subject to certain limitations, if after giving effect to such payment and/or increase the Company's Consolidated EBITDA Coverage Ratio, as defined in the Indenture, is 2.00 to 1 or higher.

Subsidiary Incentive Plans

      The Company has adopted an incentive compensation plan for members of upper management of each of its Subsidiaries (collectively the "Incentive Plans") to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees are entitled to receive a bonus if the Subsidiary attains or surpasses a stated percentage (which varies by Subsidiary) of that Subsidiary's budgeted pre-tax profit, with the amount of bonus being tied to the Subsidiary's actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives. The Subsidiaries also maintain certain other benefit plans for their respective officers and employees. See Note 12 to the Consolidated Financial Statements for the Company.

Compensation Committee Interlocks and Insider Participation

      The Company does not have a compensation committee.

Item 12. Security of Ownership of Certain Beneficial Owners and Management

                                                            Beneficial Ownership
                                                              Number     Percent
Directors, Officers and 5% Stockholders                     of Shares   of Class
John B. Poindexter                                            3,059         100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas 77002

Keith F. Moore                                                 --           --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas 77002

Stephen P. Magee                                               --           --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas 77002

William J. Bowen                                               --           --
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

Item 13. Certain Relationships and Related Transactions

      Mr. Poindexter is a member of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 2001, 2000 and1999, Morgan paid $287,000, $275,000 and $230,000, respectively as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

      The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. For all services the Company paid Southwestern $757,000, $1,377,000 and $625,000 during 2001, 2000 and 1999, respectively.

      Welshman, which was not a restricted subsidiary under the terms of the Senior Notes Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000 and $120,000 during 2000 and 1999, respectively for certain services.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)       Financial Statements - None, other than as previously listed in response to Item 8.
     (a)(2)       Financial Statement Schedules - Disclosures  included in the Notes to the Consolidated  Financial
                  Statements
     (a)(3)       Exhibits - None
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
     10.1.12(f)   Amendment No. 7 to Loan and Security Agreement by and among Congress Financial Corporation and
                  J.B. Poindexter & Co., Inc., dated March 17, 2000
     10.1.13(f)   Amendment No. 8 to Loan and Security Agreement by and among Congress Financial Corporation and
                  J.B. Poindexter & Co., Inc., dated October 31, 2000
     10.1.14(g)   Amendment No. 9 to Loan and Security Agreement by and among Congress Financial Corporation and
                  J.B. Poindexter & Co., Inc., dated March 27, 2001
     10.1.15(g)   Waiver of Fixed Charge Coverage Ratio by and among Congress Financial Corporation and KWS as a part of J.B. Poindexter & Co., Inc., dated May 14, 2001
     10.1.16(g)   Amendment No. 10 to Loan and Security Agreement by and among Congress Financial Corporation and
                  J.B. Poindexter & Co., Inc., dated June 21, 2001
     10.1.17      Amendment No. 11 to Loan and Security Agreement by and among Congress Financial Corporation and
                  J.B. Poindexter & Co., Inc., dated August 14, 2001
     10.1.18      Amendment No. 12 to Loan and Security Agreement by and among Congress Financial Corporation and
                  J.B. Poindexter & Co., Inc., dated December 13, 2001
     10.1.19      Consent to Intercompany Loan to KWS and Brixius to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated August 14, 2001.
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

  Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 30, 1998.

  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998.

  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001.

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

Date: March 27, 2002

By: John B. Poindexter
John B. Poindexter, Chairman of the
Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 27, 2002

John B. Poindexter
John B. Poindexter
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 27, 2002

Keith F. Moore
Keith F. Moore
President and Chief Operating Officer and Director

Date: March 27, 2002

Stephen P. Magee
Stephen P. Magee
Director

Date: March 22, 2002

W.J. Bowen
W.J. Bowen
Director

Date: March 27, 2002

Robert S. Whatley
Robert S. Whatley
Controller
(Principal Financial and Accounting Officer)