Form 10-Q
period 2002-03-31
POINDEXTER J B & CO INC
filed 2002-05-15
CIK 918962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark one)

        [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                 --------------
                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                         Commission file number 33-75154
                                                --------

                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                76-0312814
                 --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                                 1100 LOUISIANA
                                   SUITE 5400
                                 HOUSTON, TEXAS
                                      77002
                                      -----
                    (Address of principal executive offices)
                                   (Zip code)

                                  713-655-9800
                        --------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                         -------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10Q and is therefore filing this form with reduced disclosure format.

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 13, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                           MARCH 31,        DECEMBER 31,
                                                                             2002              2001
                                                                           ---------        ------------
                                                                                    Unaudited)
Current assets
     Restricted cash .................................................     $    200          $     98
     Accounts receivable, net of allowance for doubtful accounts
         of $1,128 and $1,054, respectively ..........................       30,369            25,161
     Inventories, net ................................................       28,671            26,761
     Deferred income taxes ...........................................        2,182             2,175
     Prepaid expenses and other ......................................        1,159             1,702
                                                                           --------          --------
         Total current assets ........................................       62,581            55,897
Property, plant and equipment, net ...................................       46,572            47,624
Goodwill, net ........................................................       17,976            17,976
Deferred income taxes ................................................        5,062             3,714
Other assets .........................................................        4,082             3,619
                                                                           --------          --------
     Total assets ....................................................     $136,273          $128,830
                                                                           ========          ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt ...............................     $  2,689          $  3,005
     Borrowings under the revolving credit facilities ................       17,069             9,183
     Accounts payable ................................................       16,887            15,856
     Accrued compensation and benefits ...............................        4,654             5,037
     Accrued income taxes ............................................          100               106
     Accrued interest ................................................        4,141             1,276
     Other accrued liabilities .......................................        7,183             7,752
                                                                           --------          --------
         Total current liabilities ...................................       52,723            42,215
                                                                           --------          --------
Noncurrent liabilities
     Long-term debt, less current portion ............................       88,202            88,756
     Employee benefit obligations and other ..........................        3,839             3,793
                                                                           --------          --------
         Total noncurrent liabilities ................................       92,041            92,549
                                                                           --------          --------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital ................................       16,486            16,486
     Cumulative other comprehensive income ...........................         (793)             (613)
     Accumulated deficit .............................................      (24,184)          (21,807)
                                                                           --------          --------
         Total stockholder's deficit .................................       (8,491)           (5,934)
                                                                           --------          --------
         Total liabilities and stockholder's deficit .................     $136,273          $128,830
                                                                           ========          ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                              ------------------------
                                                                                2002            2001
                                                                              -------         --------
                                                                                    (Unaudited)
Net sales ............................................................        $84,527         $100,928
Cost of sales ........................................................         73,816           86,509
                                                                              -------         --------
Gross profit .........................................................         10,711           14,419
Selling, general and administrative expense ..........................         11,109           10,319
                                                                              -------         --------
Operating (loss) income ..............................................           (398)           4,100
Interest expense .....................................................          3,314            3,602
                                                                              -------         --------
Income (loss) before income taxes ....................................         (3,712)             498
Income tax (benefit) provision .......................................         (1,335)             174
                                                                              -------         --------
Net income (loss) ....................................................        $(2,377)        $    324
                                                                              =======         ========
























        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                              ------------------------
                                                                                    (Unaudited)
                                                                                2002            2001
                                                                              -------         --------
Net income (loss) ....................................................        $(2,377)        $   324
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ........................................       2,802           2,828
   Non-cash provision for excess and obsolete inventory .................         164             175
   Non-cash provision for doubtful accounts receivable ..................         114             108
   Gain on sale of property, plant and equipment ........................          --             (26)
   Deferred federal income tax provision (benefit) ......................      (1,355)             19
   Decrease accrued pension liability ...................................         (23)             --
   Decrease in currency translation adjustment ..........................        (180)           (187)
   Other ................................................................          (7)            (10)
Change in assets and liabilities, net of the effect of acquisitions:
   Accounts receivable ..................................................      (5,322)         (6,455)
   Inventories ..........................................................      (2,074)           (958)
   Prepaid expenses and other ...........................................         493             (69)
   Accounts payable .....................................................         352           6,551
   Accrued compensation and benefits ....................................         320          (1,185)
   Accrued income taxes .................................................         (10)           (162)
   Other accrued liabilities ............................................       1,923           3,489
                                                                              -------         -------
      Net cash (used in) provided by operating activities ...............      (5,180)          4,442
                                                                              -------         -------
Cash flows (used in) investing activities:
   Proceeds from disposition of property, plant and equipment ...........          --              34
   Acquisition of property, plant and equipment .........................      (2,245)         (1,694)
                                                                              -------         -------
      Net cash provided by (used in) investing activities: ..............      (2,245)         (1,660)
                                                                              -------         -------

Cash flows (used in) provided by financing activities:
   Net (payments) proceeds from revolving lines of credit and
         short-term debt ................................................       8,397          (2,567)
   Payments of long-term debt and capital leases ........................        (870)           (916)
                                                                                              -------
      Net cash (used in) provided by financing activities ...............       7,527          (3,483)
                                                                              -------         -------

      (Decrease) increase in restricted cash ...........................          102            (701)
Restricted cash beginning of period ....................................           98           2,345
                                                                              -------         -------
Restricted cash end of period ..........................................      $   200         $ 1,644
                                                                              =======         =======


Supplemental information:
   Cash paid for income taxes, net of refunds .........................       $   630         $   243
                                                                              =======         =======
   Cash paid for interest .............................................       $   390         $ 1,066
                                                                              =======         =======

       The accompanying notes are an integral part of these consolidated financial statements.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


         (1) ORGANIZATION AND BUSINESS. J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and, together with JBPCO, the "Company"), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), and Magnetic Instruments Corp., ("MIC Group"). MIC Group has two subsidiaries; KWS Manufacturing Inc. ("KWS") and Universal Brixius Inc., ("Universal") which together with MIC Group and EFP Corporation ("EFP") comprise the Specialty Manufacturing Group ("SMG").

         The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month period ended March 31, 2002 are not necessarily indications of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 filed with the Securities and Exchange Commission on Form 10-K.

         (2) SEGMENT DATA. The following is a summary of the business segment data (in thousands):

                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                               -------------------------
                                                2002              2001
                                              --------          --------
         NET SALES:
         Morgan ......................        $ 33,305          $ 49,568
         TAG .........................          34,322            31,330
         Specialty Manufacturing Group          17,023            20,150
         Inter Segment Eliminations ..            (123)             (120)
                                              --------          --------
         Net Sales ...................        $ 84,527          $100,928
                                              ========          ========

         OPERATING INCOME (LOSS):
         Morgan ......................        $   (802)         $  1,074
         TAG .........................           1,431             1,440
         Specialty Manufacturing Group             394             2,256
         JBPCO (Corporate) ...........          (1,421)             (670)
                                              --------          --------
         Operating Income ............        $   (398)         $  4,100
                                              ========          ========

                                              MARCH 31,        DECEMBER 31,
                                                2002              2001
         TOTAL ASSETS AS OF: .........        ---------        ------------
         Morgan ......................        $ 52,775          $ 46,651
         TAG .........................          45,448            45,171
         Specialty Manufacturing Group          34,996            35,167
         JBPCO (Corporate) ...........           3,054             1,841
                                              --------          --------
         Total Assets ................        $136,273          $128,830
                                              ========          ========


     Effective March 1, 2002 EFP was included in the Specialty Manufacturing Group for management and reporting purposes. The business segment information for all prior periods presented has been restated to reflect the change.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

         Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 45% and 52% of Morgan's net sales during each of the three months ended March 31, 2002 and 2001, respectively. Sales related to SMG are concentrated with international oil field service companies, with one customer that accounted for approximately 10% and 19% of SMG's net sales during each of the three months ended March 31, 2002 and 2001, respectively.

         Total assets increased $7,443,000 as of March 31,2002 compared to December 31, 2001 primarily due to an increase in accounts receivable and inventory at Morgan of $6,124,000, in response to the seasonal increase in consumer rental business, and long term deferred tax assets increased $1,213,000 at JBPCO (Corporate) .

         (3) COMPREHENSIVE INCOME. The components of comprehensive (loss) income were as follows (in thousands):

                                                           FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                          -----------------------
                                                            2002           2001
                                                          -------         -------
          Net (loss) income ......................        $(2,377)        $   324
          Foreign currency translation
              adjustments ........................           (180)           (187)
                                                          -------         -------
          Comprehensive (loss) income ............        $(2,557)        $   137
                                                          =======         =======



         (4) INVENTORIES. Consolidated net inventories consisted of the following (in thousands):

                                                          MARCH 31,    DECEMBER 31,
                                                            2002           2001
                                                          --------     ------------
          FIFO Basis Inventory:
               Raw Materials .....................        $16,376        $15,022
               Work in Process ...................          5,429          5,428
               Finished Goods ....................          6,866          6,311
                                                          -------        -------
          Total Inventory ........................        $28,671        $26,761
                                                          =======        =======

         (5) REVOLVING LOAN AGREEMENTS. At March 31, 2002, the Company had total borrowing availability of approximately $36,402,000, of which $4,350,000 was used to secure letters of credit. Additionally, $17,069,000 had been borrowed to fund operations, resulting in unused availability of $14,983,000.

         (6) DISCONTINUED OPERATIONS. The polymer products division of TAG will be discontinued during the year ended December 31, 2002. During the quarters ended March 31, 2002 and 2001, net sales of the polymer products division were $94,000 and $255,000, respectively and operating losses were $236,000 and $439,000, respectively. During the quarter ended March 31, 2002, costs of $275,000 were charged against reserves established as of December 31, 2001.

         (7) INCOME TAXES. The income tax expense (benefit) for the three months ended March 31, 2002 and 2001 approximates amounts computed based on the federal statutory rate.

         (8) CONTINGENCIES.

         CLAIMS AND LAWSUITS. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

         EFP was subject to a lawsuit concerning the supply by a utility company of natural gas to one of its manufacturing plants. The utility company has alleged that EFP was under-billed by approximately $500,000 over a four-year period, as a result of errors made by the utility company. A settlement was agreed to by both parties on March 26 2002.

         WARRANTY. Morgan provides product warranties for periods of up to seven years. TAG provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience.

         LETTERS OF CREDIT AND OTHER COMMITMENTS. The Company had $4,350,000 and $4,425,000 in standby letters of credit outstanding at March 31, 2002 and December 31, 2001, respectively, primarily securing the Company's insurance programs.

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

         On October 4, 2001, the United States Environmental Protection Agency ("EPA") filed an administrative complaint against the Truck Accessories Group, Inc., d/b/a Leer Midwest, Elkhart, Indiana. The EPA claimed that the Company failed to file timely certain forms required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The EPA sought a penalty of $59,000. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

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

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

(9) RECENTLY ISSUED ACCOUNTING STANDARDS.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company adopted SFAS No. 142 as of January 1, 2002. The Company's consolidated statement of operations for the year ended December 31, 2001 included approximately $1,167,000 of goodwill amortization. Pro forma results for the three months ended March 31, 2001, assuming the discontinuation of amortization of goodwill as of January 1, 2001, are shown below:

          Reported Net Income...............................  $324,000
          Amortization of goodwill, net of taxes............   190,000
                                                              --------
          Adjusted net income...............................   514,000
                                                              ========


         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company adopted the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net sales decreased $16.4 million, or 16% to $84.5 million for the three months ended March 31, 2002 compared to $100.9 million during 2001 as the economic factors that affected the Company's businesses during 2001 continued into the first quarter of 2002. SMG was negatively affected this quarter as demand for its products and services primarily used in the energy and equipment manufacturing industries declined. TAG's net sales increased as demand for its products increased during the first quarter of 2002.

         Morgan's net sales decreased 33% or $16.3 million and unit shipments decreased 29% to approximately 4,600 units. Consumer rental product shipments changed little compared to the same period in 2001, however, shipments of commercial sales units decreased 38% as Morgan's major fleet customers reduced new truck purchases in response to excess capacity. TAG's net sales increased $3.0 million or 10% to $34.3 million on an 8% increase in units shipped. SMG's net sales decreased $3.1 million or 16% to $17.0 million primarily due to a $3.3 million or 44% decline in

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

sales to customers in the energy and manufacturing industries, partly offset by increased sales of precision machining services to non-oil related customers.

         Morgan's backlog at March 31, 2002 was $37.4 million compared to $32.7 million at March 31, 2001 and $31.1 million at December 31, 2001 . The increases were due to additional consumer rental product orders compared to the prior year and increased commercial sales orders during the 2002 quarter compared to the last quarter of 2001. SMG's backlog at March 31, 2002 was $16.4 million compared to $20.6 million at March 31, 2001 due to lower activity from customers in the energy industry.

         Cost of sales decreased 15% to $73.8 million for the three months ended March 31, 2002 compared to $86.5 million during the 2001 period. Gross profit decreased 26% to $10.7 million (13% of net sales) during the 2002 period compared to $14.4 million (14% of net sales) for 2001. Gross profit at Morgan decreased $2.3 million or 48% to $2.4 million or 7% of sales compared to 9% of sales during 2001, primarily due to lower volume and the associated lower absorption of overhead. TAG's gross profit as a percent of sales was 15% during the 2002 and 2001 periods. SMG's gross profit decreased $2.1 million to $3.1million (18% of net sales) compared to $5.2 million (26% of net sales) during 2001. The decline in the gross margin percentage was due primarily to increased material and overhead costs relative to sales and the lower absorption of overhead costs.

         Selling, general and administrative expenses increased $0.8 million or 8% to $11.1 million (13% of net sales) for the three months ended March 31, 2002 compared to $10.3 million (10% of net sales) during 2001. Selling, general and administrative expenses decreased $0.4 million or 10% at Morgan primarily as a result of reduced personnel and related costs. Selling, general and administrative expense increased $0.7 million or 21% at TAG, due to increased engineering costs associated with new product mold production and additional administrative personnel and the associated costs. Corporate expenses for the 2001 period were reduced by an insurance refund of approximately $0.4 million.

         Operating income decreased $4.5 million to a loss of $0.4 million for the three months ended March 31, 2002 compared to $4.1 million (4% of net sales) in 2001. Morgan's operating income decreased $1.9 million to a loss of $0.8 million for the period primarily due to lower sales. TAG's operating income for both periods was $1.4 million, and included losses from the polymer products division of $236,000 and $439,000 during 2002 and 2001 periods, respectively. The polymer products division will be discontinued during 2002. SMG's operating income decreased $1.9 million, primarily as a result of reduced levels of sales to the energy and manufacturing industries.

         Interest expense was $3.3 million for the three months ended March 31, 2002, 8% less than the $3.6 million during the same period in 2001 on 36% lower average revolver borrowings.

         The income tax expense for the three months ended March 31, 2002 approximates amounts computed based on the federal statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities during the three months ended March 31, 2002 used cash of $5.2 million compared to generating cash of $4.4 million during the same period in 2001. Working capital at March 31, 2002 was $9.9 million compared to $16.3 million at March 31, 2001. The lower sales during 2002 at Morgan reduced the investment in receivables; however, production delays caused a greater increase in inventories during the quarter compared to last year. The reduction in cash from operations was funded with proceeds from revolver borrowings.

         The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At May 8, 2002, the Company had unused available borrowing capacity of approximately $18.6 million under the terms of the Revolving

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

Loan Agreement. Borrowings under the Revolving Loan Agreements at March 31, 2002 were $17.1 million compared to $21.3 million at March 31, 2001.

         Capital expenditures for the three months ended March 31, 2002 were $2.2 million compared to $1.7 million during the same period in 2001.

         At March 31, 2002 and December 31, 2001, the Consolidated EBITDA coverage Ratio, as defined in the 2004 12 1/2% Senior Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan agreement, enter into capital leases, provide certain guarantees or incur liens on its assets. The Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends, and undertake certain corporate activities. The Company is in compliance with the terms of the Revolving Loan Agreement.

         The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company; however, the diverse nature of the operations of the Company, in management's opinion, reduces exposure to economic factors such as the current manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the foreseeable future, given its anticipated additional capital expenditures, working capital requirements and its known obligations.

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

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


PART II. OTHER INFORMATION

ITEM 3. OTHER INFORMATION

         The registrant meets the conditions set forth in General Instructions H
(1)(a) and (b) of Form 10Q and is therefore filing this form with reduced disclosure format.

INTERIM FINANCIAL INFORMATION

         During the quarters ended March 31, 2002 and December 31,2001, TAG reclassified certain manufacturing related expenses, including delivery costs, from Selling General and Administrative Expense to Cost of Sales. The restated results of operations for each of the three months ended were as follows (in thousands):

                                              MARCH 31         JUNE 30      SEPTEMBER 30     DECEMBER 31
                                                2001            2001            2001            2001
                                              --------        --------      ------------     -----------
Net sales .................................   $100,928        $109,838        $92,511         $84,309
Cost of sales .............................     86,509          92,376         79,421          71,062
                                              --------        --------        -------         -------
Gross profit ..............................     14,419          17,462         13,090          13,247
Selling general and administrative ........     10,319          11,535         10,567          12,196
Closed and excess facility costs ..........         --              --             --           1,751
                                              --------        --------        -------         -------
Operating Income ..........................   $  4,100        $  5,927        $ 2,523         $  (700)
                                              ========        ========        =======         =======

Depreciation and amortization .............   $  2,828        $  3,141        $ 3,166         $ 3,071
                                              ========        ========        =======         =======

Amortization of deferred loan costs .......   $    108        $    108        $   108         $   108
                                              ========        ========        =======         =======

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  J.B. POINDEXTER & CO., INC.
                                        (Registrant)


Date: May 14, 2002                By: /s/ R.S. Whatley
                                     -------------------------------------------
                                     R. S. Whatley, Principal Accounting Officer