Form 10-Q
period 2002-06-30
POINDEXTER J B & CO INC
filed 2002-08-14
CIK 918962

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

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

                                     713-655-9800
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10Q and is therefore filing this form with reduced disclosure format.

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 7, 2002.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                     ASSETS

                                                                   JUNE 30,            DECEMBER 31,
                                                                     2002                 2001
                                                                  ---------             ---------
                                                                  (Unaudited)
Current assets

   Restricted cash ..................................            $   1,442             $      98
   Accounts receivable, net of allowance for doubtful
      accounts of $1,146 and $1,054, respectively ...               27,100                25,161
   Inventories, net .................................               26,844                26,761
   Deferred income taxes ............................                2,182                 2,175
   Prepaid expenses and other .......................                1,123                 1,702
                                                                 ---------             ---------
      Total current assets ..........................               58,691                55,897
Property, plant and equipment, net ..................               45,201                47,624
Goodwill, net .......................................               17,976                17,976
Deferred income taxes ...............................                4,697                 3,714
Other assets ........................................                4,106                 3,619
                                                                 ---------             ---------
   Total assets .....................................            $ 130,671             $ 128,830
                                                                 =========             =========

                               LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

   Current portion of long-term debt ................            $   2,236             $   3,005
   Borrowings under the revolving credit facilities .               15,006                 9,183
   Accounts payable .................................               17,306                15,856
   Accrued compensation and benefits ................                4,959                 5,037
   Accrued income taxes .............................                  102                   106
   Other accrued liabilities ........................                7,222                 9,028
                                                                 ---------             ---------
      Total current liabilities .....................               46,831                42,215
                                                                 ---------             ---------
Noncurrent liabilities

   Long-term debt, less current portion .............               87,944                88,756
   Employee benefit obligations and other ...........                3,827                 3,793
                                                                 ---------             ---------
      Total noncurrent liabilities ..................               91,771                92,549
                                                                 ---------             ---------
Commitments and contingencies
Stockholder's deficit

   Common stock and paid-in-capital .................               16,486                16,486
   Cumulative other elements of comprehensive income                  (503)                 (613)
   Accumulated deficit ..............................              (23,914)              (21,807)
                                                                 ---------             ---------
      Total stockholder's deficit ...................               (7,931)               (5,934)
                                                                 ---------             ---------
      Total liabilities and stockholder's deficit ...            $ 130,671             $ 128,830
                                                                 =========             =========


  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                        FOR THE THREE MONTHS                          FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                            ENDED JUNE 30,
                                                       ----------------------------            ------------------------------
                                                                (UNAUDITED)                               (UNAUDITED)

                                                         2002                2001                2002                  2001
                                                       --------            --------            ---------             --------
Net sales .................................            $102,464            $109,838            $ 186,991             $210,766
Cost of sales .............................              86,773              92,801              160,589              179,310
                                                       --------            --------            ---------             --------
Gross profit ..............................              15,691              17,037               26,402               31,456
Selling, general and administrative expense              11,199              11,110               22,308               21,429
                                                       --------            --------            ---------             --------
Operating income ..........................               4,492               5,927                4,094               10,027
Interest expense ..........................               3,094               3,442                6,408                7,044
                                                       --------            --------            ---------             --------
Income (Loss) from continuing operations
   before income taxes ....................               1,398               2,485               (2,314)               2,983
Income tax provision (benefit) ............                 952                 870                 (383)               1,044
                                                       --------            --------            ---------             --------
Income (Loss) from continuing
   operations, net of applicable taxes ....                 446               1,615               (1,931)               1,939
Loss from discontinued operations .........                 176                  --                  176                   --
                                                       --------            --------            ---------             --------
Net Income (Loss) .........................            $    270            $  1,615            $  (2,107)            $  1,939
                                                       ========            ========            =========             ========


  The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                 -----------------------------
                                                                           (Unaudited)
                                                                     2002               2001
                                                                  ----------           -------
Net income (loss) .....................................             (2,107)              1,939
Adjustments to reconcile net income (loss) to net cash
   Provided by operating activities:
   Depreciation and amortization ......................              5,582               5,969
   Non-cash provision for excess and obsolete inventory                 76                  --
   Non-cash provision for doubtful accounts receivable                  92                 194
   Deferred federal income tax benefit ................               (990)                 (8)
   Decrease in currency translation adjustment ........               (110)                (12)
   Other ..............................................                (34)                 29
Change in assets and liabilities:
   Accounts receivable ................................             (2,031)             (5,119)
   Inventories ........................................               (159)              1,657
   Prepaid expenses and other .........................                (92)                 65
   Accounts payable ...................................              1,450               3,692
   Accrued income taxes ...............................                 (4)                534
   Other accrued liabilities ..........................             (1,621)             (1,214)
                                                                   -------             -------
      Net cash provided by operating activities .......                 52               7,726
                                                                   -------             -------
Cash flows used in investing activities:
   Proceeds from sales of business and equipment ......                 30                  41
   Acquisition of property, plant and equipment .......             (2,980)             (4,704)
                                                                   -------             -------
      Net cash used in investing activities ...........             (2,950)             (4,663)
                                                                   -------             -------
Cash flows provided by (used in) financing activities:
   Net (payments) proceeds from revolving lines
      of credit and short-term debt ...................              5,823              (3,814)
   Proceeds from long-term debt .......................                 --                 536
   Payments of long-term debt and capital leases ......             (1,581)             (1,674)
                                                                   -------             -------
      Net cash (used in) provided by
        financing activities ..........................              4,242              (4,952)
                                                                   -------             -------
Increase (decrease) in restricted cash ................              1,344              (1,889)
Restricted cash beginning of period ...................                 98               2,345
                                                                   -------             -------
Restricted cash end of period .........................            $ 1,442             $   456
                                                                   =======             =======

Supplemental information:
   Cash paid for income taxes, net of refunds .........            $   349             $    63
                                                                   =======             =======
   Cash paid for interest .............................            $ 6,070             $ 6,818
                                                                   =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      (1) ORGANIZATION AND BUSINESS. J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and, together with JBPCO, the "Company"), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), and Magnetic Instruments Corp., ("MIC Group"). MIC Group has two subsidiaries; KWS Manufacturing Inc. ("KWS") and Universal Brixius Inc., ("Universal") which together with MIC Group and EFP Corporation ("EFP") comprise the Specialty Manufacturing Group (SMG).

      The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the six-month period ended June 30, 2002 are not necessarily indications of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 filed with the Securities and Exchange Commission on Form 10-K.

(2) SEGMENT DATA. The following is a summary of the business segment data (in thousands):

                                                FOR THE THREE MONTHS                       FOR THE SIX MONTHS
                                                 ENDED JUNE 30,                               ENDED JUNE 30,
                                           -------------------------------             -------------------------------
                                              2002                 2001                  2002                  2001
                                           ---------             ---------             ---------             ---------
NET SALES:

Morgan ........................            $  49,607             $  52,975             $  82,912             $ 102,543
TAG ...........................               36,343                36,598                70,665                67,928
Specialty Manufacturing Group .               16,602                20,366                33,625                40,516
Inter Segment Eliminations ....                  (88)                 (101)                 (211)                 (221)
                                           ---------             ---------             ---------             ---------
Net Sales .....................            $ 102,464             $ 109,838             $ 186,991             $ 210,766
                                           =========             =========             =========             =========

OPERATING INCOME (LOSS):

Morgan ........................            $   3,840             $   3,245             $   3,038             $   4,319
TAG ...........................                1,441                 1,776                 2,872                 3,216
Specialty Manufacturing Group .                  809                 1,722                 1,203                 3,978
JBPCO (Parent) ................               (1,598)                 (816)               (3,019)               (1,486)
                                           ---------             ---------             ---------             ---------
Operating Income ..............            $   4,492             $   5,927             $   4,094             $  10,027
                                           =========             =========             =========             =========

                                           JUNE 30,          DECEMBER 31,
                                             2002                2001
                                           --------            --------
TOTAL ASSETS AS OF:
Morgan ........................            $ 49,974            $ 46,651
TAG ...........................              45,614              45,171
Specialty Manufacturing Group .              32,497              35,167
JBPCO (Corporate) .............               2,586               1,841
                                           --------            --------
Total Assets ..................            $130,671            $128,830
                                           ========            ========

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      Morgan has one customer (a truck leasing and rental company) that accounted for approximately 29% and 22% of Morgan's net sales during each of the six months ended June 30, 2002 and 2001, respectively. SMG has an industry concentration, in international oil field service companies; sales to these customers accounted for 26% and 39% of net sales, with one customer that accounted for approximately 10% and 20% of SMG's net sales during each of the six months ended June 30, 2002 and 2001, respectively.

(3) COMPREHENSIVE INCOME. The components of comprehensive income (loss) were as follows (in thousands):


                                        FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                        ----------------------            ---------------------------
                                        2002             2001              2002                2001
                                        ----            ------            -------             -------
Net income .................            $270            $1,615            $(2,107)            $ 1,939
Foreign currency translation
    adjustments ............             290               173                110                 (14)
                                        ----            ------            -------             -------
Comprehensive income .......            $560            $1,788            $(1,997)            $ 1,925
                                        ====            ======            =======             =======


(4) INVENTORIES. Consolidated net inventories consisted of the following (in thousands):


                                 JUNE 30,         DECEMBER 31,
                                  2002               2001
                                 -------            -------
FIFO Basis Inventory:
   Raw Materials ....            $16,255            $15,022
   Work in Process ..              5,092              5,428
   Finished Goods ...              5,497              6,311
                                 -------            -------
Total Inventory .....            $26,844            $26,761
                                 =======            =======



(5) REVOLVING LOAN AGREEMENTS. At June 30, 2002, the Company had total borrowing availability of approximately $33,660,000 of which $3,830,000 was used to secure letters of credit. Additionally, $15,006,000 had been borrowed to fund operations, resulting in unused availability of $14,824,000.

(6) DISCONTINUED OPERATIONS. The disposal of TAG's distribution division was completed during the year ended December 31, 1999. During the six months ended June 30, 2002 employment taxes in the amount of $220,000 that had been incorrectly refunded to the Company during 1999, were repaid and consequently an expense of $176,000, net of tax, was recognized as a Loss from discontinued operations.

(7) INCOME TAXES. The income tax benefit for the six months ended June 30, 2002 approximates amounts computed based on the federal statutory rate. The income tax expense of $1,044,000 for the six months ended June 30, 2001 approximates amounts computed based on the federal statutory rate.

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

      EFP was subject to a lawsuit concerning the supply by a utility company of natural gas to one of its manufacturing plants. The utility company alleged that EFP was under-billed over a four-year period, as a result of errors made by the utility company. A settlement was agreed to by both parties on March 26, 2002 and did not have a material adverse impact on the results of operations of the Company.

      WARRANTY. Morgan provides product warranties for periods of up to seven years. TAG provides a warranty period, exclusive to the original pickup truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience.

      LETTERS OF CREDIT AND OTHER COMMITMENTS. The Company had $3,830,000 and $4,425,000 in standby letters of credit outstanding at June 30, 2002 and December 31, 2001, respectively, primarily securing the Company's insurance programs.

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

      In a memorandum dated January 10, 2002 from the Georgia Environmental Projection Division ("EPD"), The Truck Accessories Group ("TAG") was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company believes that it's proportionate share, if any, of the ultimate costs related to any investigation and remedial work at this site will not have a material adverse effect on the Company.

      On October 4, 2001, the United States Environmental Protection Agency ("EPA") filed an administrative complaint against the Truck Accessories Group, Inc., d/b/a Leer Midwest, Elkhart, Indiana. The EPA claimed that the Company failed to timely file certain forms required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act and regulations promulgated thereunder. The EPA sought a penalty of $59,000. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company believes that the ultimate cost of this matter will not have a material adverse effect on the Company.

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

(9) RECENTLY ISSUED ACCOUNTING STANDARDS.

       In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which becomes effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested for impairment annually. The statement includes specific guidance for testing goodwill impairment. The Company adopted SFAS No. 142 as of January 1, 2002. The Company's consolidated statement of operations for the year ended December 31, 2001 included approximately $1,167,000 of goodwill amortization. Pro forma results for the six and three months ended June 30, 2001, assuming the discontinuation of amortization of goodwill as of January 1, 2001, are shown below:

                                              FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                 ENDED JUNE 30,           ENDED JUNE 30,

                                                      2001                  2001
                                                      ----                  ----

       Reported Net Income.....................     $1,615,000         $1,939,000
       Amortization of goodwill, net of taxes..       187,000             377,000
                                                 ------------        ------------
       Adjusted net income.....................     $1,802,000         $2,316,000
                                                    ==========         ==========


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

       In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of the related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

statements related to debt extinguishment that do not meet the criteria for extraordinary items in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective January 1, 2003. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early adoption encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Under this statement the liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather at the date of commitment to an exit plan. Under SFAS 14, severance pay would be recognized over time rather than up front provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

RESULTS OF OPERATIONS

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      While TAG benefited from continued demand for its fiberglass caps and tonneau covers, the continuing recession in demand for capital goods and consumer durables has adversely affected Morgan and SMG. In response, the Company continued to reduce both fixed and variable costs in line with sales expectations which are currently 8% to 10% below 2001 levels for the 2002 year. Further action is anticipated to improve operating efficiencies and reduce overhead costs in all the business units and at the parent company.

      Net sales decreased $23.8 million, or 11% to $187.0 million for the six months ended June 30, 2002 compared to $210.8 million during the 2001 period. TAG's net sales increased $2.7 million or 4% to $70.7 million on a 2% increase in units shipped. Excluding shipments of polymer based products of approximately 500 units during 2002 and 2,600 units during 2001, sales increased 6% to $70.4 million and units shipped increased 5%. TAG will discontinue production of polymer based products in September of this year. Morgan's net sales decreased 19% or $19.6 million to $49.6 million; however, unit shipments decreased only 8% to 12,325 units. Shipments of products to consumer rental companies, usually large production runs completed by the end of the second quarter, increased 48% while sales of all other products, principally commercial units, decreased 32%. SMG's net sales decreased $6.9 million or 17% to $33.6 million due to a $6.9 million or 44% decrease in sales to customers in the energy services business. At June 30, 2002 the United States rig count, a leading indicator for the energy services industry was 40% below levels of a year ago.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

      Morgan's backlog at June 30, 2002 was $24.7 million which was 11% above the level at the same time last year; Morgan's backlog increased compared to June 30, 2001 as a result of increased commercial orders. TAG maintained its backlog at historical levels of approximately two weeks of production or $4.0 million. SMG's backlog at June 30, 2002 was $15.8 million compared to $20.8 million in 2001, due primarily to decreased activity in the energy services business.

      Cost of sales decreased 10% to $160.6 million for the six months ended June 30, 2002 compared to $179.3 million during the 2001 period. Gross profit decreased 16% to $26.4 million for 2002 compared to $31.5 million for 2001. In spite of the 11 percent reduction in net sales, consolidated gross profit of $26.4 million represented a gross margin of 14% compared to 15% for the first six months of 2001. Gross profit at Morgan decreased $2.0 million or 18%, on lower production volume, to $9.4 million (11% of net sales) compared to $11.4 million (11% of net sales) during 2001. Morgan reduced its manufacturing overhead for the period by approximately $4.6 million and cut manufacturing labor costs by 20 percent through a 17 percent reduction in headcount. TAG's gross profit increased $0.5 million to $10.5 million (15% of net sales) compared to $10.1 million (also 15% of net sales) for the same period last year. Gross profit at SMG for the period was $6.5 million, a decrease of $3.5 million compared to the first half of 2001. The reduction in gross margin at SMG from 25% to 19% was primarily a result of higher labor and overhead costs relative to sales as highly skilled labor was retained during the downturn in business.

      Selling, general and administrative expenses increased $0.9 million or 4% to $22.3 million (12% of net sales) for the six months ended June 30, 2002 compared to $21.4 million (10% of net sales) during 2001. Selling, general and administrative expenses decreased $0.8 million or 11% at Morgan and $0.7 million or 12% at SMG as a result of reduced administrative personnel and related costs. General and administrative headcount was reduced 27% at Morgan and 29% at SMG. Expenses increased at TAG $0.8 million or 12% due primarily to additional infrastructure costs of $0.5 million, and additional product mold engineering costs of approximately $0.3 million. Current period parent selling, general and administrative expenses were $3.0 million compared to $1.5 million for the prior year. On a comparable basis, the prior year expense was $2.0 million after excluding the reduction to expense as a result of refunds of prior period insurance premiums and employee benefit plan costs. The $1.0 million increase over the adjusted prior year parent company expense was due to an increase of $0.6 million in executive compensation and severance costs and a $0.4 million increase in insurance reserves.

      Operating income decreased 59% or $5.9 million to $4.1 million (2% of net sales) for the six months ended June 30, 2002 compared to $10.0 million (5% of net sales) in 2001. Morgan maintained its operating income at 4% of sales or $3.0 million compared to $4.3 million despite a $19.6 million or 19% decrease in sales. TAG's operating income decreased $0.3 million to $2.9 million for the period primarily as a result of increased general and administrative costs. SMG's operating income decreased $2.8 million or 70% to $1.2 million, primarily as a result of lower sales.

      Operating income for the six months ended June 30, 2002 was reduced by operating losses of $0.4 million at the polymer products division of TAG and additional insurance accruals of $0.4 million for prior year premium adjustments.

      Interest expense was $6.4 million for the six months ended June 30, 2002, 9% less than the $7.0 million during the same period in 2001 due to lower revolver borrowings. Average revolver borrowing during the 2002 period was 33% less than the prior period.

      The income tax expense for the six months ended June 30, 2002 differs from amounts computed based on the federal statutory rate due to foreign and state income taxes payable. The income tax expense for the six months ended June 30, 2001 approximates amounts computed based on the federal statutory rate.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

               SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

      Net sales decreased $7.3 million or 7% to $102.5 million for the quarter ended June 30, 2002 compared to $109.8 million during the 2001 period. Morgan's sales decreased 6% or $3.4 million as shipments of Morgan's consumer rental products increased 87% offset by a 27% decrease in shipments of commercial products. TAG's sales decreased slightly to $36.3 million. Excluding polymer products, production of which will be discontinued in the third quarter of 2002, TAG's sales increased $0.8 million or 2% on a 1% increase in units shipped. SMG's sales decreased $3.8 million or 18% to $16.6 million primarily due to a $3.7 million or 45% decrease in sales to customers in the energy services business.

      Cost of sales declined 6% to $86.8 million for the quarter ended June 30, 2002 compared to $92.8 million during the 2001 period. Gross profit decreased 8% to $15.7 million (15% of net sales) during the 2002 quarter compared to $17.0 million (16% of net sales) for 2001. Gross profit at Morgan decreased $0.2 million (3%) to $6.9 million or 14% of sales compared to 13% of sales during 2001 as the high volume of consumer rental production and reduced fixed overhead costs improved overhead absorption rates and therefore the gross profit margin. TAG's gross profit as a percent of sales remained 15% during the 2002 and 2001 periods. SMG's gross profit decreased $1.4 million to $3.4 million (20% of net sales) during 2002 compared to $4.8 million (24% of net sales) during 2001 as lower production volumes reduced overhead absorption rates.

      Selling, general and administrative expenses were $11.2 million (11% of net sales) for the quarter ended June 30, 2002 compared to $11.1 million (10% of net sales) during 2001. Morgan and SMG reduced expenses $0.4 million or 12% and $0.4 million or 14%, respectively, offset by a $0.2 million increase at TAG and a $0.7 million increase in parent company expenses. The increase in parent company expenses included increased insurance cost accruals of $0.4 million, additional executive compensation costs of $0.3 million.

      Operating income was $4.5 million (4% of net sales) for the quarter ended June 30, 2002 compared to $5.9 million (5% of net sales) in 2001. In spite of a 6% decline in net sales, Morgan's operating income increased $0.6 million for the period on improved gross profit margin and a 12% reduction in selling, general and administrative costs. TAG's operating income decreased $0.3 million to $1.4 million due to lower sales and increased general and administrative expense. SMG's operating income decreased $0.9 million or 53% as a result of lower sales to customers in the energy services business.

      Operating income for the quarter ended June 30, 2002 was reduced by costs of $0.2 million at TAG associated with the production of polymer products and insurance accruals for prior period premium costs of $0.4 million.

      Interest expense was $3.1 million for the quarter ended June 30, 2002, 10% less than the $3.4 million during the same period in 2001. The decrease was due to lower revolver borrowings.

LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by operations during the six months ended June 30, 2002 was $0.1 million compared with $7.7 million during the same period in 2001. The decrease was primarily due to the decrease in net income of $4.0 million for the period. Working capital at June 30, 2002 was $11.9 million compared to $17.8 million at June 30, 2001 or $26.9 million and $37.9 million, respectively, excluding revolver borrowings. The decrease in working capital was due to lower sales volume and improved accounts receivable and inventory performance. Days sales open at June 30, 2002 were 26 compared to 33 at June 30, 2001, inventory turns for the six months ended June 30, 2002 improved to 12.2 compared to 11.6 for the prior period and days payable open declined at June 30, 2002 to 21 days from 23 days for the prior period.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

      The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At July 26, 2002, the Company had unused available borrowing capacity of approximately $14.0 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at June 30, 2002 decreased $5.1 million to $15.0 million compared to $20.1 million at June 30, 2001, and increased $5.8 million compared to $9.2 million at December 31, 2001. Net of restricted cash, revolver borrowings increased $4.4 million compared to December 31, 2001.

      Capital expenditures for the six months ended June 30, 2002 were $3.0 million compared to $4.7 million during the same period in 2001. Capital expenditures during 2002 included replacement expenditures at TAG of $2.4 million for product molds.

      Earnings before interest, tax and depreciation and amortization (EBITDA) were $9.5 million and $15.8 million for the six months ended June 30, 2002 and 2001, respectively. EBITDA was $7.2 million and $9.0 million for the three months ended June 30, 2002 and 2001, respectively. EBITDA for the four quarters ended June 30, 2002 was $17.3 million and $20.7 million on a pro forma basis after adjusting for the results of operations of the polymer products division of TAG. At June 30, 2002, the Consolidated EBITDA Coverage Ratio, as defined in the 2004 12 -1/2% Senior Notes Bond Indenture and excluding unrestricted subsidiaries, calculated on a rolling four quarter basis was 1.4 or 1.7 on a pro forma basis, which is less than the 2:1 ratio required by the Indenture. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan Agreement, enter into capital leases, provide certain guarantees or incur liens on its assets.

      The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company and the diverse nature of the operations of the Company, in management's opinion, potentially reduces exposure to economic factors such as a manufacturing recession. Additionally, the Company believes that it's borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the foreseeable future, given its anticipated additional capital expenditures, working capital requirements and its known obligations.

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

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

10.1.20 Amendment No. 13 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated March 1, 2002.

10.1.21 Amendment No. 14 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated April 22, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J.B. POINDEXTER & CO., INC.
                                                (Registrant)


Date:    August 13, 2001               By: R.S.Whatley
                                        -----------------------------------
                                       R. S. Whatley, Principal Financial
                                       and Accounting Officer

                                 Exhibit Index

10.1.20 Amendment No. 13 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated March 1, 2002.

10.1.21 Amendment No. 14 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated April 22, 2002.