Form 10-Q
period 2002-09-30
POINDEXTER J B & CO INC
filed 2002-11-14
CIK 918962

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________
                         Commission file number 33-75154

                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       76-0312814
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 1100 LOUISIANA
                                   SUITE 5400
                                 HOUSTON, TEXAS
                                      77002
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                  713-655-9800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 1, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                     ASSETS

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                    2002           2001
                                                                 -----------   ------------
                                                                (Unaudited)
Current assets

    Restricted cash ...........................................   $     348    $      98
    Accounts receivable, net of allowance for doubtful accounts
        of $1,170 and $1,054, respectively ....................      27,866       25,161
    Inventories, net ..........................................      25,233       26,761
    Deferred income taxes .....................................       2,151        2,175
    Prepaid expenses and other ................................       1,644        1,702
                                                                  ---------    ---------
        Total current assets ..................................      57,242       55,897
Property, plant and equipment, net ............................      44,285       47,624
Goodwill, net .................................................      17,976       17,976
Deferred income taxes .........................................       6,697        3,714
Other assets ..................................................       3,678        3,619
                                                                  ---------    ---------
    Total assets ..............................................   $ 129,878    $ 128,830
                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities

    Current portion of long-term debt .........................   $   1,752    $   3,005
    Borrowings under the revolving credit facilities ..........      15,014        9,183
    Accounts payable ..........................................      15,607       15,856
    Accrued compensation and benefits .........................       5,309        5,037
    Accrued interest ..........................................       4,117        1,276
    Other accrued liabilities .................................       7,018        7,858
                                                                  ---------    ---------
        Total current liabilities .............................      48,817       42,215
                                                                  ---------    ---------
Noncurrent liabilities
    Long-term debt, less current portion ......................      87,710       88,756
    Employee benefit obligations and other ....................       3,706        3,793
                                                                  ---------    ---------
        Total noncurrent liabilities ..........................      91,416       92,549
                                                                  ---------    ---------
Commitments and contingencies
Stockholder's deficit
    Common stock and paid-in-capital ..........................      16,486       16,486
    Cumulative other elements of comprehensive income .........        (632)        (613)
    Accumulated deficit .......................................     (26,209)     (21,807)
                                                                  ---------    ---------
        Total stockholder's deficit ...........................     (10,355)      (5,934)
                                                                  ---------    ---------
        Total liabilities and stockholder's deficit ...........   $ 129,878    $ 128,830
                                                                  =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                   ----------------------    ----------------------
                                                          (UNAUDITED)             (UNAUDITED)
                                                      2002         2001         2002       2001
                                                   ---------    ---------    ---------    ---------
Net sales ......................................   $  82,161    $  92,511    $ 269,152    $ 303,277
Cost of sales ..................................      72,538       79,818      233,127      259,128
                                                   ---------    ---------    ---------    ---------
Gross profit ...................................       9,623       12,693       36,025       44,149
Selling, general and administrative expense ....       9,925       10,170       32,233       31,599
                                                   ---------    ---------    ---------    ---------
Operating (loss) income ........................        (302)       2,523        3,792       12,550
Interest expense ...............................       3,132        3,318        9,540       10,362
                                                   ---------    ---------    ---------    ---------
Income (Loss) from continuing operations before
   income taxes ................................      (3,434)        (795)      (5,748)       2,188
Income tax provision (benefit) .................      (1,139)        (278)      (1,522)         766
                                                   ---------    ---------    ---------    ---------
Income (Loss) from continuing operations, net of
   applicable taxes ............................      (2,295)        (517)      (4,226)       1,422
Loss from discontinued operations ..............          --           --          176           --
                                                   ---------    ---------    ---------    ---------
Net income (loss) ..............................   $  (2,295)   $    (517)   $  (4,402)   $   1,422
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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                                  (Unaudited)

                                                                               2002         2001
                                                                              --------    --------
Net income (loss) .........................................................   $ (4,402)   $  1,422
Adjustments to reconcile net income (loss) to net cash
    Provided by operating activities:
    Depreciation and amortization .........................................      8,085       9,135
    Non-cash provision for excess and obsolete inventory ..................        187         679
    Non-cash provision for doubtful accounts receivable ...................        116         254
    Deferred federal income tax benefit ...................................     (2,959)        (26)
    Decrease in currency translation adjustment ...........................        (19)       (196)
    Other .................................................................        447         (51)
Change in assets and liabilities:
    Accounts receivable ...................................................     (2,821)     (2,945)
    Inventories ...........................................................      1,341       2,746
    Prepaid expenses and other ............................................         58        (634)
    Accounts payable ......................................................       (249)      2,581
    Accrued income taxes ..................................................       (332)         82
    Other accrued liabilities .............................................      1,540       2,265
                                                                              --------    --------
        Net cash provided by operating activities .........................        992      15,312
                                                                              --------    --------
Cash flows used in investing activities:
    Proceeds from sales of business and equipment .........................         83          46
    Acquisition of property, plant and equipment ..........................     (4,347)     (7,047)
                                                                              --------    --------
        Net cash used in investing activities .............................     (4,264)     (7,001)
                                                                              --------    --------
Cash flows provided by (used in) financing activities:
    Net (payments) proceeds from revolving lines of credit and
        short-term debt ...................................................      5,831      (7,717)
    Proceeds from long-term debt ..........................................         --         967
    Payments of long-term debt and capital leases .........................     (2,309)     (3,049)
                                                                              --------    --------
        Net cash (used in) provided by financing activities ...............      3,522      (9,799)
                                                                              --------    --------
Increase (decrease) in restricted cash ....................................        250      (1,488)
Restricted cash beginning of period .......................................         98       2,345
                                                                              --------    --------
Restricted cash end of period .............................................   $    348    $    857
                                                                              ========    ========

Supplemental information:
    Cash paid for income taxes, net of refunds ............................   $    943    $    653
                                                                              ========    ========
    Cash paid for interest ................................................   $  6,699    $  7,474
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

    The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the nine-month period ended September 30, 2002 are not necessarily indications of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 filed with the Securities and Exchange Commission on Form 10-K.

(2) SEGMENT DATA. The following is a summary of the business segment data (in thousands):

                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                ----------------------    -----------------------
                                   2002        2001         2002            2001
                                ---------    ---------    ---------    ---------
NET SALES:
Morgan ......................   $  33,170    $  39,163    $ 116,082    $ 141,706
TAG .........................      32,796       34,849      103,461      102,777
Specialty Manufacturing Group      16,250       18,588       49,875       59,104
Inter Segment Eliminations ..         (55)         (89)        (266)        (310)
                                ---------    ---------    ---------    ---------
Net Sales ...................   $  82,161    $  92,511    $ 269,152    $ 303,277
                                =========    =========    =========    =========

OPERATING INCOME (LOSS):

Morgan ......................   $     847    $   1,242    $   3,885    $   5,561
TAG .........................        (600)         994        2,272        4,210
Specialty Manufacturing Group         271        1,461        1,474        5,439
JBPCO (Parent) ..............        (820)      (1,174)      (3,839)      (2,660)
                                ---------    ---------    ---------    ---------
Operating Income ............   $     302    $   2,523    $   3,792    $  12,550
                                =========    =========    =========    =========

                              SEPTEMBER 30,  DECEMBER 31,
                                 2002           2001
TOTAL ASSETS AS OF:           ------------  -------------
Morgan ......................   $ 48,238      $ 46,651
TAG .........................     44,124        45,171
Specialty Manufacturing Group     33,157        35,167
JBPCO (Corporate) ...........      4,359         1,841
                                --------      --------
Total Assets ................   $129,878      $128,830
                                ========      ========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    Morgan has one customer (a truck leasing and rental company) that accounted for approximately 27% and 23% of Morgan's net sales during each of the nine months ended September 30, 2002 and 2001, respectively. SMG has an industry concentration, in international oil field service companies; sales to these customers accounted for 18% and 29% of net sales, with one customer that accounted for approximately 10% and 18% of SMG's net sales during each of the nine months ended September 30, 2002 and 2001, respectively.

(3) COMPREHENSIVE INCOME. The components of comprehensive income (loss) were as follows (in thousands):

                              FOR THE THREE MONTHS    FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                               ------------------    -------------------
                                2002        2001       2002       2001
                               -------    -------    -------    -------
Net income (loss) ..........   $(2,295)   $  (517)   $(4,402)   $ 1,422
Foreign currency translation
    adjustments ............      (129)      (184)       (19)      (198)
                               -------    -------    -------    -------
Comprehensive income (loss)    $(2,424)   $  (701)   $(4,421)   $ 1,224
                               =======    =======    =======    =======


(4) INVENTORIES. Consolidated net inventories consisted of the following (in thousands):

                             SEPTEMBER 30,  DECEMBER 31,
                                 2002          2001
                             ------------  ------------
FIFO Basis Inventory:
    Raw Materials              $14,520       $15,022
    Work in Process              4,813         5,428
    Finished Goods               5,900         6,311
                               -------       -------
Total Inventory                $25,233       $26,761
                               =======       =======



(5) REVOLVING LOAN AGREEMENTS. At September 30, 2002, the Company had total borrowing availability of approximately $33,783,000 of which $4,080,000 was used to secure letters of credit. Additionally, $15,014,000 had been borrowed to fund operations, resulting in unused availability of $14,689,000.

(6) DISCONTINUED OPERATIONS. The disposal of principally all of TAG's distribution division was completed during the year ended December 31, 1999. During the nine months ended September 30, 2002 employment taxes in the amount of $220,000 that had been incorrectly refunded to the Company during 1999, were repaid and consequently an expense of $176,000, net of tax, was recognized as a Loss from discontinued operations.

(7) INCOME TAXES. The income tax benefit of $1,522,000 for the nine months ended September 30, 2002 approximates amounts computed based on the federal statutory rate less foreign and state taxes. The income tax expense of $766,000 for the nine months ended September 30, 2001 approximates amounts computed based on the federal statutory rate.

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

       EFP was subject to a lawsuit concerning the supply by a utility company of natural gas to one of its manufacturing plants. The utility company alleged that EFP was under-billed over a four-year period, as a result of errors made by the utility company. A settlement was agreed to by both parties on March 26, 2002 that did not have a material adverse impact on the results of operations of the Company.

        WARRANTY. Morgan provides product warranties for periods of up to seven years. TAG provides a warranty period, exclusive to the original pickup truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs based on historical experience is included in cost of sales when goods are sold.

        LETTERS OF CREDIT AND OTHER COMMITMENTS. The Company had $4,080,000 and $4,425,000 in standby letters of credit outstanding at September 30, 2002 and December 31, 2001, respectively, primarily securing the Company's insurance programs.

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

        In a memorandum dated January 10, 2002 from the Georgia Environmental Protection Division ("EPD"), TAG was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company believes that it's proportionate share, if any, of the ultimate costs related to any investigation and remedial work at this site will not have a material adverse effect on the Company.

        On October 4, 2001, the United States Environmental Protection Agency ("EPA") filed an administrative complaint against the TAG. EPA claimed that the company failed to timely file certain forms allegedly required pursuant to
Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. EPA originally sought a penalty of $59,000 for issues related to 1996. TAG self-disclosed issues in other years and has now resolved these claims and the Consent Order and Final Agreement (CAFO) with EPA Region V was signed October 24, 2002. The settlement proposed an initial penalty of $161,769, which was reduced to $35,910 by implementing two Supplemental Environmental Projects which were undertaken in connection with the settlement of this enforcement action.

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

(9) RECENTLY ISSUED ACCOUNTING STANDARDS.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which became effective for fiscal years beginning after December 15, 2001. SFAS No. 142 prohibits amortization of goodwill and requires that goodwill be tested annually for impairment. The statement includes specific guidance for testing goodwill impairment. The Company adopted SFAS No. 142 as of January 1, 2002. The Company's consolidated statement of operations for the year ended December 31, 2001 included approximately $1,167,000 of goodwill amortization. Pro forma results for the six and three months ended September 30, 2001, assuming the discontinuation of amortization of goodwill as of January 1, 2001, are shown below:

                                        FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                        --------------------    --------------------
                                               2001                 2001
                                            ----------           ----------
Reported net income (loss) ...........      $ (516,000)          $1,422,000
Amortization of goodwill, net of taxes         190,000              567,000
                                            ----------           ----------
Adjusted net income ..................      $ (326,000)          $1,989,000
                                            ==========           ==========


         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting reporting provisions of Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of long-lived asset impairment and for the measurement of long-lived assets to be disposed of by sale and the basic requirements of APB No. 30. In addition to these fundamental provisions, SFAS No. 144 provides guidance for determining whether long-lived assets should be tested for impairment and specific criteria for classifying assets to be disposed of as held for sale. The statement is effective for fiscal years beginning after December 15, 2001, and the Company adopted the new standard as of January 1, 2002. Management does not expect the adoption of this new standard to have a material effect on the Company's consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of the related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary items in APB 30. The statement is effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The Company will adopt SFAS 145 effective January 1, 2003. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002, with early adoption encouraged. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Under this statement the liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than in advance provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

RESULTS OF OPERATIONS

        NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

    While TAG benefited from continued demand for its fiberglass caps and tonneau covers, the continuing recession in demand for capital goods and consumer durables adversely affected Morgan and SMG. In response, the Company continued to reduce both fixed and variable costs in line with sales expectations which are currently 8% to 10% below 2001 levels for the 2002 year. In October 2002, the Company decided to dispose of certain non-strategic assets in the bulk material handling and the truck accessory distribution businesses. Further action is anticipated to improve operating efficiencies and reduce overhead costs in all the business units and at the parent company.

    The Company's net sales decreased $34.1 million or 11% during the nine months ended September 30, 2002 compared to the 2001 period. TAG's net sales increased approximately 1% with sales of fiberglass caps and tonneaus increasing 10% or $7.1 million on a 2% increase in shipments. Sales of steel and polymer based products at TAG decreased $6.9 million as the production of polymer based products was discontinued during the current period and a large sale of steel tonneaus during 2001 was not repeated in 2002. Morgan's net sales decreased 18% or $25.6 million on a 9% decrease in unit shipments. Shipments of products to consumer rental companies, usually large production runs completed by the end of the second quarter, increased 42% while sales of all other products, principally commercial units, sold to truck dealers, distributors and companies with fleets of delivery trucks, decreased 25%. SMG's net sales decreased 16% or $9.2 million due primarily to a $9.3 million or 42% decrease in sales to customers in the energy services business. At September 30, 2002 the United States rig count, a leading indicator for the energy services industry was 28% below levels of a year ago.

    Morgan's backlog at September 30, 2002 was $23.4 million compared to $24.7 million at June 30, 2002 and $19.9 million at the same time last year. TAG maintained its backlog at historical levels of approximately two weeks

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

of production or $4.4 million. SMG's backlog at September 30, 2002 was $17.6 million compared to $15.8 million at June 30, 2002 and $21.0 million in 2001.

      Cost of sales decreased 10% this year and gross profit decreased 18% to $36.0 million. In spite of the 11 percent reduction in net sales, the consolidated gross profit margin was 13% compared to 15% for the first nine months of 2001. Gross profit at Morgan decreased 16% or $2.5 million, on lower production volume, to $13.2 million (11% of net sales) compared to $15.7 million (11% of net sales) during 2001. Morgan reduced its manufacturing overhead for the period by approximately $6.2 million and cut manufacturing labor costs by 17% through a 17% reduction in headcount. TAG's gross profit decreased $1.0 million to $13.7 million (13% of net sales) compared to $14.6 million (14% of net sales) for the same period last year. Increased material and labor costs relative to sales at its Leer division were partly offset by improved sales and higher gross profits at the other TAG divisions. Gross profit at SMG for the period was $9.2 million, a decrease of 33% or $4.7 million, primarily as a result of lower production volumes on the 42% decrease in sales to customers in the energy services business.

    Selling, general and administrative expenses increased 2% or $0.6 million, increasing to 12% of net sales for the nine months ended September 30, 2002 compared to 10% of net sales during 2001. Selling, general and administrative expenses decreased $0.8 million or 8% at Morgan and $0.7 million or 8% at SMG as a result of reduced administrative personnel and related costs. General and administrative headcount was reduced approximately 11% at Morgan and 17% at SMG. Expenses increased at TAG $1.0 million or 9% due primarily to additional personnel and related costs of $0.5 million. Parent company expenses increased $1.2 million compared to the prior year due primarily to an increase of $0.6 million in executive compensation and severance costs and due to insurance premium and benefit plan cost refunds received in the prior year. Parent company expenses have been reduced by approximately $0.7 million a year with reductions in staffing levels and rent costs.

    Operating income decreased 70% to 1% of net sales compared to 4% of net sales in 2001. Morgan's operating income was 3% of sales compared to 4% last year in the face of a $25.6 million or 18% decrease in sales. TAG's operating income decreased to 2% of net sales for the period from 4% last year, primarily as a result of the decline in gross profits resulting from higher manufacturing costs at the Leer division. SMG's operating income decreased to 3% of net sales from 9%, as a result of lower sales to the energy services business.

    Non-strategic operations that the Company has decided to dispose of, including the polymer product manufacturing operations of TAG, had combined operating losses of $1.7 million and $2.7 million during the nine months ended September 30, 2002 and 2001, respectively.

    Interest expense was $9.5 million for the nine months ended September 30, 2002, 8% less than the $10.4 million during the same period in 2001. Average revolver borrowing during the 2002 period was 29% less than the prior period.

    The income tax expense for the nine months ended September 30, 2002 differs from amounts computed based on the federal statutory rate due to foreign and state income taxes payable. The income tax expense for the nine months ended September 30, 2001 approximates amounts computed based on the federal statutory rate.

                THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

    Net sales decreased 11% or $10.4 million this quarter compared to the 2001 period. Morgan's sales decreased 15% or $6.0 million primarily due to a $5.0 million decrease in commercial product sales. Shipments of Morgan's commercial products, sold to truck dealers, distributors and companies with fleets of delivery trucks, decreased 6% during the third quarter compared to the prior year, however; shipments have improved 10% over the second quarter of 2002. TAG's sales decreased 6% or $2.0 million with sales of fiberglass based products up 4% or $0.9 million

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

on a 4% increase in shipments, offset by a $2.7 million decrease in polymer and steel based product sales. SMG's sales decreased 13% or $2.3 million primarily due to a $2.7 million or 35% decrease in sales to customers in the energy services business.

    Cost of sales declined 9% for the quarter compared to the 2001 period. Gross profit decreased 24% to $9.6 million (12% of net sales) compared to $12.7 million (14% of net sales) for 2001. The gross profit margin at Morgan was 12% of sales which is an improvement compared to 11% of sales last year. Morgan has reduced fixed overhead costs by 16% and product mix changes lowered material costs by 17%. TAG's gross profit decreased 32% to $3.1 million or 10% of sales due to higher costs at its Leer division. TAG has reduced its manufacturing headcount by 20% subsequent to the end of the quarter which is expected to reduce costs by approximately $1.5 million a quarter including the labor costs associated with the production of polymer based product which has been discontinued. SMG's gross profit decreased 31% to $2.6 million or 16% of net sales during 2002 compared to 21% of net sales during 2001 as lower production volumes reduced overhead absorption rates.

    Selling, general and administrative expenses were 12% of net sales for the quarter ended September 30, 2002 compared to 11% of net sales during 2001. Expenditures were flat at the operating companies and decreased $0.4 million or 30% at the parent company.

    The Company incurred an operating loss of $0.3 million for the quarter due primarily to a $0.6 million operating loss at TAG, higher manufacturing costs at its Leer division and a $1.2 million decrease in operating profits at SMG as a consequence of lower sales to the energy services industry.

    Non-strategic operations that the Company has decided to dispose of, including the polymer product manufacturing operations of TAG, had combined operating losses of $0.7 million and $1.1 million during the three months ended September 30, 2002 and 2001 respectively.

    Interest expense decreased 6% this quarter on an 18% decrease in average revolver borrowings compared to the same quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations during the nine months ended September 30, 2002 was $1.0 million. Working capital at September 30, 2002 was $8.4 million compared to $16.8 million at September 30, 2001 or $23.4 million and $32.9 million, respectively, excluding revolver borrowings. The decrease in working capital was due to lower sales volume and improved accounts receivable and inventory performance. Days sales open at September 30, 2002 were 28 compared to 32 at September 30, 2001, inventory turns for the nine months ended September 30, 2002 improved to 12.3 from 11.3 for the prior period and days payable open at September 30, 2002 were 22 days which is consistent with prior periods.

    The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At November 6 , 2002, the Company had unused available borrowing capacity of $13.9 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at September 30, 2002 increased $5.8 million to $15.0 million compared to $9.2 million at December 31, 2001. Revolver borrowings of $5.8 million and cash from operations of $1.0 million, during the nine months ended September 30, 2002, were used to fund capital expenditures of $4.3 million and the repayment of long term debt and capital leases of $2.3 million. Net cash proceeds from the disposal of non-strategic operations will be used to repay revolver borrowings.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

    Capital expenditures for the nine months ended September 30, 2002 were $4.4 million compared to $7.0 million during the same period in 2001. Capital expenditures during 2002 included replacement expenditures at TAG of $3.0 million for product molds.

    Earnings before interest, tax, depreciation, and amortization (EBITDA) were $11.6 million and $21.4 million for the nine months ended September 30, 2002 and 2001, respectively. EBITDA was $2.1 million and $5.6 million for the three months ended September 30, 2002 and 2001, respectively. EBITDA for the four quarters ended September 30, 2002 was $13.9 million. At September 30, 2002, the Consolidated EBITDA Coverage Ratio, as defined in the 2004 12 1/2% Senior Notes Bond Indenture and excluding unrestricted subsidiaries, calculated on a rolling four quarter basis was 1.1:1 which is less than the 2:1 ratio required by the Indenture. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan Agreement, enter into capital leases, provide certain guarantees or incur liens on its assets.

    The Company's Revolving Loan Agreement, as amended, expires on March 31, 2003 and continues from year to year thereafter unless terminated by either party to the agreement. The Company expects to renew the agreement prior to the expiration date.

    Depending on market conditions, the Company continually evaluates the most efficient use of its capital, including purchasing, refinancing or otherwise retiring certain of the Company's outstanding debt, debt exchanges, restructuring of obligations, financings, capital expenditures, and issuance of securities in the open market or by other means to the extent permitted by its existing financing arrangements.

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

MANAGEMENT CHANGES

    Effective November 6, 2002 Keith Moore, President and Chief Operating Officer left the employment of the Company and John B. Poindexter assumed the additional role of President.

ITEM 4. CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Vice President, Controller who performs the function of Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Vice President, Controller who performs the function of Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them timely to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

      Form 8-K, dated August 15, 2002 reporting the certification of the Chief Executive officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J.B. POINDEXTER & CO., INC.
                                       (Registrant)


Date: November 14, 2002           By: R.S.Whatley
                                      ------------------------------------------
                                  R. S. Whatley, Principal Financial and
                                  Accounting Officer

      CERTIFICATIONS

      I, John B. Poindexter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J.B. Poindexter & Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 14, 2002                  /s/John B. Poindexter
                                                   ---------------------
                                                   Chief Executive Officer

      I, Robert S. Whatley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of J.B. Poindexter & Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: November 14, 2002                    /s/Robert S. Whatley
                                                     --------------------
                                                     Principal Financial Officer