Form 10-K
period 2002-12-31
POINDEXTER J B & CO INC
filed 2003-03-31
CIK 918962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
--------------------------------------------------------------------------------

          (MARK ONE) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to __________

                       Commission file number 33-75154
                                              --------

                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                76-0312814
  -------------------------------       ------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

             1100 LOUISIANA
               SUITE 5400
              HOUSTON, TEXAS                            77002
 ----------------------------------------             ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $ 0
                ---

The number of shares outstanding of each of the registrants' classes of common stock as of March 7, 2003:3059 Documents Incorporated by Reference: None

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


PART I.

ITEM 1. BUSINESS

       J.B. Poindexter & Co., Inc. ("JBPCO") operates primarily manufacturing businesses. JBPCO's operating subsidiaries are Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), and the Specialty Manufacturing Group, ("SMG") comprising EFP Corporation, ("EFP"), Magnetic Instruments Corp., ("MIC Group") and its subsidiaries Universal Brixius, Inc., ("Universal") and SWK Holdings, Inc., f.k.a. KWS Manufacturing Company, Inc. ("KWS").

       Unless the context otherwise requires, the "Company" refers to JBPCO together with its consolidated subsidiaries. The Company is controlled by John
B. Poindexter. In May 1994, the Company completed an initial public offering of $100 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Note Offering"). Concurrent with the Note Offering the Company, including its Morgan subsidiary, acquired, from John B. Poindexter and various minority interests, TAG, EFP and MIC Group. During 1998, the Company's management made the strategic decision to concentrate resources on the Company's manufacturing operations. Consequently, principally all the retail and wholesale distribution operations of TAG were sold or closed down. MIC Group acquired Universal and KWS during March 2000, which combined with MIC Group and EFP, form the SMG business segment. During 2002 the Company sold KWS and identified for sale certain other loss making operations of TAG which have been sold subsequent to December 31, 2002. These operations are treated as discontinued operations for all relevant periods in the Consolidated Financial Statements of the Company. The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support.

       The Company operates and manages its subsidiaries within three separate business segments. See Note 3 to the Consolidated Financial Statements of the Company.

MORGAN

       Morgan is the nation's largest manufacturer of commercial van bodies ("van bodies") for medium-duty trucks. Morgan products, which are mounted on truck chassis manufactured and supplied by others, are used for general freight and deliveries, moving and storage and distribution of refrigerated consumables. Its 65 authorized distributors, six manufacturing plants and seven service facilities are in strategic locations to provide nationwide service to its customers, including rental companies, truck dealers and companies that operate fleets of delivery vehicles. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania, and was acquired in 1990.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

        Some of the components of Morgan's products are proprietary. Morgan distributes spare parts through and offers limited service programs at its own service and parts facilities and through its 65 authorized distributors.

        Customers and Sales. The truck body industry has two major categories of customers: (1) customers operating their own fleets of vehicles or who lease their vehicles to third parties (collectively, "fleet/leasing customers"); and
(2) truck dealers and distributors who sell vehicles to others (collectively, "dealer/distributor customers").

        Morgan's net sales constituted 45%, 48% and 55% of the Company's total net sales in 2002, 2001 and 2000, respectively. Morgan's revenue is generated by principally three sources: (1) sales to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors ("Commercial Sales"); (2) sales to consumer rental companies ("Consumer Rental Sales"); (3) parts and service.

        Consumer Rental Sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Procurement contracts for Consumer Rental Sales are negotiated annually, usually in late summer to early fall and tend to be the most volatile and price sensitive aspect of Morgan's business.

        Morgan's two largest customers, Ryder Truck Leasing, Inc. and Penske Truck Leasing, L.P., have, together, historically represented approximately 35% to 50% of Morgan's total net sales. Each has been a customer of Morgan for approximately 20 years and management considers relations with each to be good. Sales to these customers represented 16%, 19% and 25% of the Company's consolidated net sales during the years 2002, 2001 and 2000, respectively.

        Morgan sells products through its own sales force and through independent distributors. Most of the distributors sell a wide variety of truck related equipment to truck dealers and end-users.

        Manufacturing and Supplies. Morgan operates manufacturing, body mounting and parts and service facilities in Pennsylvania, Wisconsin, Georgia, Texas and Arizona. It also has sales, service and body mounting facilities in Florida, California and Colorado. All Morgan's manufacturing facilities are ISO 9000 certified.

        Generally, all van bodies manufactured by Morgan are produced to order. The shipment of a unit is dependent upon receipt of the chassis supplied by the customer and the customer's arrangements for delivery of completed units. Revenue is recognized and the customer is billed

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


upon final body assembly and quality inspection. Because contracts for Consumer Rental Sales are entered into in the summer or fall but production does not begin until the following January Morgan generally has a significant backlog of Consumer Rental Sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial Sales. At December 31, 2002 and 2001, Morgan's total backlog was approximately $46.3 million and $30.1 million, respectively. All of the products under the orders outstanding at December 31, 2002 are expected to be shipped during 2003.

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

TAG

         TAG is primarily a manufacturing operation consisting of Leer, Century Fiberglass (Century) and Raider Industries Inc. (Raider). TAG also operates Midwest Truck Aftermarket (MTA), which comprises a wholesale distribution business and two retail stores.

         TAG is the nation's largest manufacturer of pickup truck caps and tonneau covers and its products are marketed under the brand names Leer, Raider, LoRider and Century. Caps and tonneau covers are fabricated enclosures that fit over the beds of pickup trucks, converting the beds into weatherproof storage areas. TAG's six manufacturing plants and its network of over 1,680 independent dealers provide a national network through which its products are marketed to individuals, small businesses and fleet operators. TAG's net sales constituted 39%, 35% and 29% of the Company's total net sales during 2002, 2001 and 2000, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         Customer and Sales. Most of TAG's products are purchased by individuals through a national network of independent dealers. TAG also sells its products in Canada and Europe. In 2002, foreign sales (primarily in Canada) represented approximately 11% of TAG's total net sales and less than 4% of the Company's total net sales.

         Manufacturing and Supplies. TAG designs and manufactures caps and tonneau covers in six manufacturing facilities located in California, Indiana, Pennsylvania and Saskatchewan, Canada. Raw materials are obtained from a variety of sources and TAG has not experienced significant shortages of materials in recent years. TAG purchases a substantial majority of its windows for caps from a single supplier. Although the loss of that supplier would disrupt TAG's production activities until a replacement supplier could be located, management does not believe that such loss would have a material adverse effect on the Company. TAG's products are typically manufactured upon receipt of an order by the dealer and, consequently, backlog at TAG represents between one and two weeks production or approximately $3.6 million.

         Industry. Sales of caps and tonneaus tend to correspond to the level of new pickup truck sales. Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the summer and winter.

         Competition. The cap and tonneau cover industry is highly competitive. Competitive factors include product availability, quality and price.

SPECIALTY MANUFACTURING GROUP

         SMG manufactures precision metal parts, performs machining services, molds and markets expandable foam plastics used primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and material handling products. SMG's sales made up 16%, 18% and 16% of the Company's net sales during each of the last three years respectively. SMG comprises MIC Group acquired in 1992, Universal Brixius acquired in March 2000, and EFP acquired in 1985.

         Products. SMG manufactures precision metal parts used in energy exploration and production, aerospace and other industries and performs machining services for manufacturers of metal parts and components used in products such as small gasoline powered engines. SMG also manufactures and markets custom made packaging and shock absorbing products sold to manufacturers who use them to package and ship a wide assortment of industrial and consumer products; material handling products including reusable trays and containers that are used for transporting components to or from a customer's manufacturing facility and, components used as the energy absorbing elements of automobile bumpers and other applications including a line of its StyroCast(R) foam foundry patterns used by foundries in the "lost foam" or evaporative metal casting process.

         Customers and Sales. SMG sells products to international oilfield service companies and a variety of businesses in the consumer products and other industries. One oilfield service customer represented approximately 14%, 21% and 20% of the total sales of SMG during 2002, 2001 and 2000, respectively. Management considers relations with its customers to be good.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         Manufacturing and Supplies. SMG's operations are located in Alabama, Indiana, Tennessee, Texas, and Wisconsin. Management believes that SMG's manufacturing capabilities are among the more sophisticated in the industry. SMG's facilities in Alabama, Indiana, and Texas are ISO 9000 certified and its facility in Wisconsin is QS 9000 certified. It performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning, gun drilling and investment casting. At December 31, 2002 and 2001, SMG's backlog was $18.1 million and $15.3 million, respectively.

         Products are manufactured from a wide variety of materials including expandable polystyrene, polypropylene, polyethylene and resins, which are subject to cost fluctuations based on changes to the price of oil in the international markets. Also SMG utilizes ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum. Materials are obtained from a variety of sources and SMG has not experienced significant shortages in materials in recent years.

         Industry. SMG's customers operate in a wide variety of businesses. The demand for equipment and services supplied to the oilfield service industry and, in turn, sales of related manufactured parts are directly correlated to the level of worldwide oil and gas drilling activity. Otherwise most of SMG's products are manufactured for use by other industries; economic conditions that affect those other industries will generally affect SMG's operations. In particular, growth or a downturn in the automotive, electronics, furniture or appliance industries generally would be expected to have a corresponding effect on SMG's business.

         Competition. SMG competes with other businesses engaged in the machining, casting and manufacturing of parts, equipment utilized in the oil and gas exploration industry, aerospace and general industry and molded, expandable plastic producers. Technological know-how and production capacity are the primary competitive factors in SMG's industry.


TRADEMARKS AND PATENTS

         The Company owns rights to certain presentations of Leer's name (part of TAG), which the Company believes are valuable insofar as management believes that "Leer" is recognized as being a leading "brand name." The Company also owns rights to certain other trademarks and trade names, including certain presentations of Morgan's name. Although these and other trademarks and trade names used by the Company help customers differentiate Company product lines from those of competitors, the Company believes that the trademarks or trade names themselves are less important to customers than the quality of the products and services. The Company's subsidiaries, principally Morgan and EFP, hold, directly or indirectly through subsidiaries, patents on certain products and components used in the manufacturing processes.

EMPLOYEES

        At January 31, 2003, the Company had approximately 2,400 full-time employees. Personnel are unionized in EFP's Decatur, Alabama facility (covering approximately 60 persons, with a contract expiring in August 2003); and, TAG's Raider Industries facilities in Canada (covering approximately 214 persons, with a contract that expires in March 2005). The Company believes that relations with its employees are good.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


ENVIRONMENTAL MATTERS

         The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and the materials used in and wastes generated by manufacturing the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water of the United States. The Company also generates non-hazardous wastes. The Company has received notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion or otherwise have a material adverse effect on the Company's business and financial condition.

        Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two federal superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, Morgan's expenditures related to those sites have not been significant.

         In a memorandum dated January 10, 2002 and written by the Georgia Environmental Protection Division ("EPD"), TAG was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

         On October 4, 2001, the United States Environmental Protection Agency ("USEPA") filed an administrative complaint against TAG. The USEPA claimed that the Company failed to timely file certain forms allegedly required pursuant to
Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The USEPA originally sought a penalty of $59,000 for issues that arose in 1996. TAG self disclosed issues in other years and has now resolved these claims and the Consent Order and Final Agreement
(CAFO) with USEPA Region V was signed October 24, 2002. The settlement proposed an initial penalty of $161,769, which was reduced to $35,910 by implementing two Supplemental Environmental Projects which were undertaken in connection with the settlement of this enforcement action.

         On January 29, 2003, USEPA notified Century that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. USEPA is

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


proposing a penalty of $139,786. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate cost of this matter will not have a material adverse effect on the Company.

         During a Phase II Environmental Assessment in November 2002 at KWS Manufacturing, in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by August 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

ITEM 2. PROPERTIES

         The Company owns or leases the following manufacturing, office and sales facilities as of March 7, 2003:

                                                                                          OWNED
                                                                          APPROXIMATE       OR        LEASE
            LOCATION                            PRINCIPAL USE             SQUARE FEET     LEASED    EXPIRATION
 ----------------------------------        -----------------------        -----------     ------    ----------
 MORGAN:
 Ehrenberg, Arizona                        Manufacturing                      125,000     Owned             --
 Atlanta, Georgia                          Parts & service                     20,000     Leased          2004
 Rydal, Georgia                            Manufacturing                       85,000     Leased          2004
 Ephrata, Pennsylvania                     Manufacturing                       50,000     Owned             --
 Morgantown, Pennsylvania                  Manufacturing                       62,900     Leased          2003
 Morgantown, Pennsylvania                  Office & manufacturing             261,500     Owned             --
 Morgantown, Pennsylvania                  Office/Warehouse                   110,000     Leased          2009
 Corsicana, Texas                          Manufacturing/Service               60,000     Owned             --
 Janesville, Wisconsin                     Manufacturing/Service              166,000     Leased          2010
 Denver, Colorado                          Parts & service                     15,000     Leased          2004
 Lakeland, Florida                         Parts & service                     13,500     Leased          2010
 TAG:
 Woodland, California                      Manufacturing                       65,000     Leased          2006
 Woodland, California                      Manufacturing                       10,000     Leased          2006
 Elkhart, Indiana                          Office & research                   17,500     Owned             --
 Elkhart, Indiana                          Manufacturing                      123,000     Leased          2004
 Milton, Pennsylvania                      Manufacturing/Retail               105,000     Leased          2006
 Elkhart, Indiana                          Office & Manufacturing              80,000     Owned             --
 Elkhart, Indiana                          Office & manufacturing              12,000     Leased          2003
 Drinkwater, Saskatchewan, Canada          Office & manufacturing              72,000     Owned             --
 Moose Jaw, Saskatchewan, Canada           Manufacturing                       89,000     Leased          2005
 Houston, Texas                            Warehouse                           22,000     Leased          2007
 Tulsa, Oklahoma                           Warehouse                           32,500     Leased          2003
 Clackamas, Oregon                         Retail                              10,000     Leased          2003
 Baton Rouge, Louisiana                    Warehouse                           10,000     Leased          2003
 SPECIALTY MANUFACTURING GROUP:
 Brenham, Texas                            Office & manufacturing             105,500     Owned             --
 Milwaukee, Wisconsin                      Office & manufacturing              70,000     Leased          2010
 Decatur, Alabama                          Manufacturing                      175,000     Leased          2003
 Elkhart, Indiana                          Office & manufacturing             211,600     Owned             --
 Gordonsville, Tennessee                   Manufacturing                       40,000     Leased          2004
 Lebanon, Tennessee                        Warehouse                           18,000     Leased          2005
 Nashville, Tennessee                      Manufacturing                       21,000     Leased          2005
 Nashville, Tennessee                      Manufacturing                       19,900     Leased          2003

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The registrant's common equity is privately held and not publicly traded. As of March 7, 2003, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, the Company paid no cash dividends.

         The Senior Note Indenture, dated as of May 23, 1994 and the Loan and Security Agreement, as amended and dated as of June 28, 1996 with Congress Financial Corporation, restricts the registrant's ability to pay dividends on its common equity.

ITEM 6.  SELECTED FINANCIAL DATA

         The historical financial data presented below, for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, are derived from the audited Consolidated Financial Statements of the Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and notes thereto.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


                                                                   YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                                    (DOLLARS IN MILLIONS)
                                                    2002        2001        2000        1999        1998
                                                  --------    --------    --------    --------    --------
OPERATING DATA:
    Net sales ...............................     $  331.0    $  362.6    $  427.1    $  430.2    $  369.8
    Cost of sales ...........................        285.9       305.6       366.4       366.0       321.8
    Selling, general and
       administrative expense ...............         40.1        38.9        40.6        39.6        39.8
    Other income ............................         (1.0)       (0.2)       (0.2)         --          --
    Closed and excess facility costs ........          0.3         0.1          --          --         0.3
                                                  --------    --------    --------    --------    --------
    Operating income ........................          5.7        18.2        20.3        24.6         7.9
    Interest expense ........................         12.5        13.2        14.8        13.8        15.7
    Income tax provision (benefit) ..........         (1.2)        2.8         0.5         1.6         0.5
                                                  --------    --------    --------    --------    --------
    Income (loss) before extraordinary
       items and discontinued operations ....         (5.6)        2.2         5.0         9.2        (8.3)
    Loss from discontinued operations .......         (6.5)       (4.4)       (0.4)       (0.4)       (3.8)
    Extraordinary gain ......................                       --          --        -0.2          --
                                                  --------    --------    --------    --------    --------
    Net income (loss) .......................     $  (12.1)   $   (2.2)   $    4.6    $   (9.0)   $  (12.1)
                                                  ========    ========    ========    ========    ========

BALANCE SHEET DATA
    (AT PERIOD END):
       Working capital ......................     $    5.9    $   13.5    $   13.0    $   17.5    $   11.4
       Total assets .........................        115.3       120.9       143.3       135.4       136.4
       Total long-term obligations ..........         90.2        91.6        93.8        88.8       104.5
       Stockholder's deficit ................        (18.0)       (5.9)       (3.5)       (8.0)      (17.2)

CASH FLOW DATA:
    Net cash provided by (used in)
        operating activities ................     $   (0.5)   $   23.9    $   13.0    $   12.9    $   11.7
    Capital expenditures ....................          5.5         7.9        10.7         7.9         6.0
    Net cash provided by (used in)
        investing activities ................         (2.3)       (8.5)      (26.0)        4.6        10.3
    Net cash provided by (used in)
        financing activities ................          2.8       (17.6)       14.3       (18.8)      (23.1)
    Depreciation and amortization ...........          9.3        10.4         9.9         9.7         9.2

OTHER DATA:
    EBITDA (a) ..............................     $   15.0    $   28.6    $   30.2    $   34.3    $   17.1
    Consolidated EBITDA
       Coverage Ratio (b) ...................          1.2         2.2         2.0         2.5         1.1


(a) "EBITDA" is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization and other non-cash items for those operations defined as restricted subsidiaries in the Indenture pertaining to the Senior Notes. EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company's operating

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         performance. The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company's operating cash flow and historical ability to service its indebtedness. The following are the components of the Company's EBITDA:

                                                   2002         2001        2000       1999         1998
                                                 -------      -------     -------     -------     -------
Income (loss) before extraordinary
  items and discontinued
  operations ...............................     $  (5.6)     $   2.2     $   5.0     $   9.2     $  (8.3)
Income tax provision (benefit) .............        (1.2)         2.8         0.5         1.6         0.5
Interest expense ...........................        12.5         13.2        14.8        13.8        15.7
Depreciation and amortization ..............         9.3         10.4         9.9         9.7         9.2
                                                 -------      -------     -------     -------     -------
                                                 $  15.0      $  28.6     $  30.2     $  34.3     $  17.1
                                                 =======      =======     =======     =======     =======

(b) "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA to interest expense of the Company and its subsidiaries that guarantee the Notes. It is used in the Indenture to limit the amount of indebtedness that the Company may incur. Certain of the Company's subsidiaries are not guarantors of the Notes; see Note 17 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of financial condition and the results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are evaluated continually, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' compensation insurance, and contingent liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following are the most critical accounting policies of the Company.

         Revenue Recognition - Revenue is recognized upon shipment of the product to customers, except for Morgan where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. The Company classifies amounts billed to customers related to shipping and handling as revenue. The costs associated with the shipping and handling revenue are included in cost of sales.

         Warranties - Reserves for costs associated with fulfilling warranty obligations offered on TAG and Morgan products are established based on historical experience and an estimate of future

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


claims. Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

         Self-Insurance Risks - The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, including workers' compensation and health care insurance. The Company records an actuarially determined, fully developed self insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends. Changes in the assumptions used by the actuary could result in a different self-insurance reserve.

         Valuation Allowance for Deferred Tax Assets - The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has considered on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance. There are significant assumptions inherent in the Company's prudent and feasible tax planning strategies. Changes in these assumptions would impact the estimated amount of deferred tax assets realized by these tax planning strategies. Should the Company determine that it is more likely than not able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

         Goodwill Impairment - The Company performs a test of its goodwill annually as of October 1 as prescribed by Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangibles. The fair value of the Company's reporting units is based on acquisition multiples, which are derived from information and analysis of recent acquisitions in the market place for companies with similar operations. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill. In addition to the annual review, the Company also tests for impairment should an event or circumstance change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

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

BASIS OF FINANCIAL STATEMENTS

         Effective March, 2002 EFP was included in SMG for management and reporting purposes. The results of operations for all periods presented have been restated to reflect the change,

         During the quarter ended December 31, 2002, the Company identified certain under performing operations and held them for sale including the Gem Top division of TAG, the bulk material handling operations of SMG (KWS) and the plant and related operations of the EFP division of SMG located in Marlin, Texas. The sale of these operations has been completed as of March 7, 2003. The Company completed the closure of the polymer division of TAG during the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


quarter ended December 31, 2002. Accordingly all these operations have been treated as discontinued in the Consolidated Financial Statements for all periods presented.

         Effective June 27, 2001, TAG's subsidiary Welshman Industries, a non-guarantor unrestricted subsidiary, was merged into TAG. The merger had no effect on the operations of TAG or the Company.

         During December 2000, the Company sold two minor operations. SMG sold its Astro Pattern machining operations, which during 2000 generated revenues of $2.4 million and an operating loss of $0.5 million. SMG sold its electronic assembly and testing unit that during 2000 generated revenues of $2.6 million and an operating loss of $0.8 million.

OVERVIEW

         The Company operates and manages its subsidiaries within three separate business segments. The businesses are dependent on various factors reflecting general economic conditions including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and the level of oil and gas exploration activity. The recession in demand for capital goods and consumer durables continues to adversely affect the Company's business

         The following table represents the net sales, operating income (loss) and operating margin percentages for each business segment and on a consolidated basis.

                                                          YEARS ENDED DECEMBER 31,
                                                  --------------------------------------
                                                    2002           2001           2000
                                                  --------       --------       --------
                                                          (DOLLARS IN MILLIONS)
Net Sales:
         Morgan .............................     $  148.5       $  173.2       $  235.3
         TAG ................................        128.5          125.3          123.5
         Specialty Manufacturing Group ......         54.0           64.1           68.3
                                                  --------       --------       --------
         Consolidated .......................     $  331.0       $  362.6       $  427.1
                                                  ========       ========       ========

Operating Income (Loss):
         Morgan .............................     $    5.2       $    5.8       $   11.3
         TAG ................................          2.4            8.2            5.2
         Specialty Manufacturing Group ......          4.0            7.9            7.8
         JBPCO (Corporate) ..................         (5.9)          (3.7)          (4.0)
                                                  --------       --------       --------
         Consolidated .......................     $    5.7       $   18.2       $   20.3
                                                  ========       ========       ========

Operating Margin Percentage:
         Morgan .............................          3.5%           3.3%           4.8%
         TAG ................................          1.9%           6.5%           4.2%
         Specialty Manufacturing Group ......          7.4%          12.3%          11.4%
         Consolidated .......................          1.7%           5.0%           4.8%

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES




RESULTS OF CONTINUING OPERATIONS

CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS
COMPARISON OF 2002 TO 2001

     Net sales decreased $31.6 million, or 9% to $331.0 million for the year ended December 31, 2002 compared to $362.6 million during 2001. Morgan's net sales decreased 14% or $24.7 million as unit shipments decreased 8% to approximately 19,500 units. Shipments of products to consumer rental companies, usually large production runs completed by the end of the second quarter, increased 26% while sales of all other products, principally commercial units sold to truck dealers, distributors and companies with fleets of delivery trucks, decreased 18%. TAG's net sales increased 3% or $3.3 million on a 4% increase in units shipped. Sales of fiberglass caps and tonneaus increased 5% or $5.4 million on a 5% increase in shipments. Pick up truck sales, a leading indicator for TAG's business, decreased approximately 7% during 2002 compared to 2001. SMG's net sales decreased 16% or $10.1 million due primarily to a $10.1 million or 37% decrease in sales to customers in the energy services business. The average United States rig count for 2002, a leading indicator for the energy services industry, was 28% below levels of 2001.

     Morgan's backlog at December 31, 2002 was $46.3 million compared to $30.1 million at December 31, 2001. SMG's backlog at December 31, 2002 was $18.1 million compared to $15.3 million at the end of December 2001. TAG maintains a backlog of approximately 2 weeks of production or approximately $3.6 million at December 31, 2002, comparable to its backlog at the end of 2001.

     Cost of sales decreased 6% this year and gross profit decreased 21% to $45.1 million. Gross profit at Morgan decreased 9% or $1.8 million, on lower production volume, to $17.5 million (12% of net sales) compared to $19.3 million (11% of net sales) during 2001. Morgan reduced its manufacturing overhead for the period by approximately $6.2 million and cut manufacturing labor costs by 13% through a 13% reduction in average annual headcount. TAG's gross profit decreased $4.7 million to $16.7 million (13% of net sales) compared to $21.4 million (17% of net sales) for the same period last year. Increased material, labor and overhead costs relative to sales at its Leer division were partly offset by improved sales and higher gross profits at the other TAG divisions. Gross profit at SMG for the period was $10.9 million, a decrease of 33% or $5.4 million, primarily as a result of lower production volumes on the 37% decrease in sales to customers in the energy services business.

     Selling, general and administrative expenses increased $1.1 million or 3% to $40.1 million (12% of net sales) for the year ended December 31, 2002 compared to $38.9 million (11% of net sales) during 2001. Selling, general and administrative expenses decreased $1.3 million or 10% at Morgan and $0.9 million or 11% at SMG primarily as a result of reduced personnel and related costs. Average general and administrative headcount was reduced 21% at Morgan and 23% at SMG during 2002 compared to 2001. Expenses increased at TAG $1.1 million or 8% due primarily to additional personnel and related costs of $0.6 million. Parent company expenses increased $2.3 million compared to the prior year due primarily to an increase of $0.6 million in executive compensation and severance costs and due to a $1.3 million increase in casualty insurance reserves and prior year insurance premium costs of $0.4 million. Parent company expenses have been

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


reduced by approximately $0.7 million a year with reductions in staffing levels and rent costs and TAG has eliminated approximately $0.8 million of personnel related costs.

     Closed and excess facility costs include $0.2 million for the write down of the Morgan facility in Mexico to its estimated realizable value. Morgan ceased production at the facility during 2002 and expects to sell the facility in 2003.

     During 2002, the Company liquidated certain life insurance policies related to its Lowy operations that were sold in 1999. Cash proceeds of $0.9 million were used to pay down revolver borrowing and the Company recorded a gain of $0.1 million on the sale. SMG received approximately 18,000 shares of common stock in an insurance company as a result of its demutualization. SMG sold the shares and realized a gain of approximately $0.6 million; the net proceeds of $0.6 million were used to pay down revolver debt. The gains on the liquidation of the life insurance policies and the sale of stock are included in Other Income for the period ended December 31, 2002.

     Operating income decreased 69% to 2% of net sales compared to 5% of net sales in 2001. Morgan's operating income was 4% of sales compared to 3% last year in the face of a $24.7 million or 14% decrease in net sales. TAG's operating income decreased to 2% of net sales for the period from 7% last year, primarily as a result of the decline in gross profits resulting from higher manufacturing costs at the Leer division. SMG's operating income decreased to 7% of net sales from 12%, as a result of lower sales to the energy services business.

     Interest expense was $12.5 million for the year ended December 31, 2002, 5% less than the $13.2 million during 2001 on lower interest rates and lower average revolver borrowings as a result of lower economic activity. Average monthly revolver borrowings decreased $3.8 million or 21% during 2002 to $13.9 million compared to $17.7 million during 2001.

     The income tax benefit for the year ended December 31, 2002 of $1.2 million differs from amounts computed based on the federal statutory rates principally due to state and foreign taxes in jurisdictions where net operating losses were not available to reduce current period taxable income and a $0.5 million valuation allowance recorded against net operating loss carryforwards in continuing operations.

COMPARISON OF 2001 TO 2000

     Net sales decreased $64.6 million, or 15% to $362.6 million for the year ended December 31, 2001 compared to $427.1 million during 2000 primarily due to Morgan and SMG whose operations were most impacted by the domestic manufacturing recession. TAG's net sales increased as demand for its core fiberglass products increased during the third and fourth quarters of 2001. The Company reacted to the deteriorating business environment by reducing both fixed and variable costs at those operations affected by the decrease in business.

     Morgan's net sales decreased 26% or $62.2 million and unit shipments decreased 22% to approximately 21,000 units. Consumer rental product shipments, which represent approximately 20% of the total shipments, increased 53%; however, shipments of commercial sales units decreased 32%. Morgan's business was negatively impacted by a severe decline in demand for new

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


commercial leasing units and overall, the market for Morgan's commercial sales products is estimated to have declined approximately 35% during 2001 compared to 2000 as a result of economic conditions in the trucking industry. TAG's net sales increased $1.8 million or 1% to $123.5 million on a 2% decrease in units shipped. The increase in TAG's sales for the year was principally due to a 12% increase in units shipped during the fourth quarter of 2001 compared to the same period of 2000, primarily as a result of increased new pickup truck sales. SMG's net sales decreased $4.2 million or 6% to $64.1 million. Excluding sales during the 2000 period of $5.0 million from operations sold during December of 2000 and including pre-acquisition sales of $1.8 million for the period January 1, 2000 through the acquisition date from operations acquired during March 2000, SMG's sales decreased $1.0 million or less than 2%, primarily due to decreased shipments of packaging products to customers in the consumer electronics business partially offset by increased demand during the first three quarters of 2001 from customers in the energy services industry.

     Morgan's backlog at December 31, 2001 was $30.1 million compared to $38.7 million at December 31, 2000. The decline was primarily due to a reduction in commercial sales orders. However, the decline in backlog at December 31, 2001 reflects an improvement in the overall 35% decline in business experienced during 2001. SMG's backlog at December 31, 2001 was $15.3 million compared to $16.3 million at the end of December 2000. TAG maintains a backlog of approximately 2 weeks of production or approximately $4.0 million at December 31, 2001, comparable to its backlog at the end of 2000.

     Cost of sales decreased 17% to $305.6 million for the year ended December 31, 2001 compared to $366.4 million during the 2000 period. Gross profit decreased 6% to $56.9 million (16% of net sales) during the 2001 period compared to $60.7 million (14% of net sales) for 2000. Gross profit at Morgan decreased $7.6 million or 28% to $19.3 million or 11% of sales compared to 11% of sales during 2000, primarily due to lower volume. In reaction to the downturn in business, Morgan reduced its average manufacturing headcount by 33% and the related costs by 31% during the 2001 period compared to 2000. TAG's gross profit increased $4.5 million or 27% to $21.4 million (17% of net sales) during 2001 compared to $16.8 million (14% of net sales) during 2000. SMG's gross profit decreased $0.6 million to $16.3 million (25% of net sales) compared to $16.9 million (25% of net sales) during 2000. The slight decline in the gross profit was due primarily to increased overhead costs relative to sales in the non-energy services related businesses.

     Selling, general and administrative expenses decreased $1.7 million or 4% to $38.9 million (11% of net sales) for the year ended December 31, 2001 compared to $40.6 million (10% of net sales) during 2000. Selling, general and administrative expenses decreased $2.2 million or 14% at Morgan and $0.9 million or 10% at SMG primarily as a result of reduced personnel and related costs. Average general and administrative headcount was reduced 30% at Morgan and 17% at SMG during 2001 compared to 2000.

     Operating income decreased 10% or $2.1 million to $18.2 million (5% of net sales) for the year ended December 31, 2001 compared to $20.3 million (5% of net sales) in 2000. Morgan's operating income decreased $5.5 million for the period on lower sales. TAG's operating income for 2001 of $8.2 million was $3.0 million or 58% less than the prior period. SMG's operating income approximated that of the prior year. Operating income from energy related operations increased $0.7 million (16%) which was offset by a decline in non-oil related operating income resulting from the overall decline in manufacturing during the economic recession in 2001.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     Interest expense was $13.2 million for the year ended December 31, 2001, 11% less than the $14.8 million during the same period in 2000 on lower interest rates and lower revolver borrowings as a result of improved working capital performance and lower economic activity. Average monthly revolver borrowings decreased $10.4 million or 37% during 2001 to $17.7 million compared to $28.1 million during 2000.

     The income tax expense for the year ended December 31, 2001 of $2.8 million differs from amounts computed based on the federal statutory rates principally due to state and foreign taxes in jurisdictions where net operating losses were not available to reduce current period taxable income.

DISCONTINUED OPERATIONS

     Specialty Manufacturing Group-KWS Operations

     During the fourth quarter of 2002, the Company committed to a plan to sell principally all of the assets, excluding accounts receivable and less certain of the liabilities of the KWS operations of SMG. The sale was completed effective December 31, 2002. The Company realized net cash proceeds of approximately $3.2 million from the sale that were used to repay acquisition debt of approximately $0.8 million and revolver borrowings of approximately $2.4 million. The Company recorded a loss on disposal of approximately $1.9 million which included the write down of related goodwill of $1.2 million, assets of $300,000 and accrued costs related to the sale of $339,000, including environmental remediation costs of $55,000.

     SMG-Marlin Operations

      SMG'S Marlin Operation was one of five locations that manufactures expandable foam plastic packaging materials. The operation lost a major customer during 2001 and a failure to replace the lost production volume resulted in management's decision, during 2002, to close or sell the operation. An agreement to transfer the operations to a third party was reached during the fourth quarter of 2002 and the transfer was completed effective January 31, 2003. The third party assumed the operating lease on the premises and acquired the inventory, principally finished goods at book value. Cash proceeds of approximately $0.2 million from the transaction, received during January 2003, were used to repay revolver borrowings. The Company recorded a loss on disposal of approximately $0.2 million which included the write down of remaining property, plant and equipment.

     TAG-Gem Top Operations

       During the fourth quarter of 2002, the Company committed to a plan to sell principally all of the assets, less certain of the liabilities of the Gem Top operations of TAG. The sale was completed effective February 28, 2003. The Company realized net cash proceeds of approximately $840,000 from the sale. The Company accrued certain closing costs and wrote down the value of inventory and fixed assets and recorded an impairment loss of approximately $0.6 million as of December 31, 2002.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


       TAG-Polymer Products Division (PPD)

      During the first quarter of 2002, management decided to cease production of polymer based products at TAG and the closure of the PPD division was completed during the fourth quarter. Limited production of certain tonneau models continued in 2002. The Company wrote off the product molds and inventory associated with the discontinued products of approximately $0.6 million and expensed approximately $0.7 million associated with potential future product warranty costs during the year ended December 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

     Operations used cash during the year ended December 31, 2002 of $0.5 million. Working capital at December 31, 2002 was $5.6 million compared to $13.5 million at December 31, 2001. The decrease in working capital was due primarily an increase in revolver borrowings. Days sales open at December 31, 2002 were 25 compared to 22 at December 31, 2001, inventory turns for the twelve months ended December 31, 2002 were 12.0 compared to 13.0 during the prior year and days payable open at December 31, 2002 were 20 days compared to 19 days last year.

     The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At March 7, 2003, the Company had unused available borrowing capacity of approximately $12.0 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreements at December 31, 2002 were $15.9 million compared to $8.0 million at December 31, 2001. Increased borrowings were used to fund operations and capital expenditures net of proceeds from the sale of discontinued operations of $3.4 million and cash proceeds of $1.5 million from cancelled life insurance policies and the sale of stock in a life insurance company received as part of a demutualization of that company.

     Capital expenditures for the year ended December 31, 2002 were $5.5 million compared to $7.9 million during the same period in 2001 and were comprised mainly of maintenance type expenditures and product mold costs of $2.6 million for the TAG operations.

     The Revolving Loan Agreement was renewed, effective March 26, 2003, and automatically renews for a one year period unless cancelled by either party to the agreement at least 60 days prior to March 30.

     At December 31, 2002 the consolidated EBITDA coverage Ratio, as defined in the 2004 12 1/2% Senior Notes Bond Indenture was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan agreement, enter into capital leases, provide certain guarantees or incur liens on its assets. As discussed in Notes 6 and 7 to the Consolidated Financial Statements, the Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends, and undertake certain corporate activities.

     The Company continually evaluates, depending on market conditions, the most efficient use of its capital and contemplates various strategic options, which may include, without limitation, restructuring its business, indebtedness or capital structure. Accordingly, the Company or its subsidiaries may from time to time consider, among other things, purchasing, refinancing or

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


otherwise retiring certain outstanding indebtedness (whether in the open market or by other means), public or private issuances of debt or equity securities, joint venture transactions, new borrowings, tender offers, exchange offers or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. There can be no assurances that these strategic options, if pursued, will be consummated.

     The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company and the diverse nature of the operations of the Company, in management's opinion, reduces exposure to economic factors such as the current manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the coming year, given its anticipated additional capital expenditures, working capital requirements and its known obligations. The Company has commenced negotiations to refinance its Senior Notes due in May 2004. Unless otherwise refinanced, the Company's cash flow may be insufficient to pay the Senior Notes when due and there can be no assurances that any refinancing will be successfully completed.

     The Company commits to the purchase of certain amounts of aluminum for the next operating year based on expected levels of production.

     The Company's future obligations are:


                                                     PAYMENTS DUE BY PERIOD
                                                     ----------------------

        OBLIGATIONS
        -----------             TOTAL      LESS THAN       1-3          4-5        AFTER 5
                                            1 YEAR        YEARS        YEARS        YEARS
                                                  (DOLLARS IN MILLIONS)

Long Term Debt ..........     $   87.9     $     1.0     $   86.3                   $0.6 $0
Operating Leases ........         30.3           8.7         11.1          6.3          4.2
Purchase commitments ....          3.4           3.4           --           --           --
                              --------     ---------     --------     --------     --------
    Total ...............     $  121.6     $    13.1     $   97.4     $    6.9     $    4.2
                              ========     =========     ========     ========     ========


OTHER MATTERS

     The Company is significantly leveraged and had a $18.3 million stockholder's deficit at December 31, 2002 compared to a deficit of $5.9 million at December 31, 2001. Through its floating rate debt, the Company is subject to interest rate fluctuations. The Company operates in cyclical businesses and the markets for its products are highly competitive. In addition, the Company has two customers that accounted for 16% of 2002 consolidated net sales. The combination of these factors, which are outside the Company's control, cause it to be subject to changes in economic trends and new business developments.

     The Company had net operating loss carryforwards of approximately $31.3 million for U.S. federal income tax purposes at December 31, 2002, which, if not utilized, will begin to expire in 2006. The Company has recorded a valuation allowance of $2.7 million as of the December 31, 2002 against the net operating loss carryforwards as the Company believes that the corresponding deferred tax asset may not be realizable. The Company has considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. There are significant assumptions inherent in the Company's prudent and feasible tax planning strategies. Changes in these assumptions would impact the estimated amount of deferred tax assets realized by these tax planning strategies. The Company had a valuation allowance related to net operating loss carryforwards of $2.2 million as of December 31, 2000. During 2000, the Company realized tax benefits of $2.2 million from utilizing net operating loss

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


carryforwards for which deferred tax valuation allowances had been previously established resulting in a corresponding reduction in income tax expense.

      In the event that market conditions necessitate implementing the strategic options available to the Company including the refinancing of its debt or the sale of one or more of its businesses, management believes that such events would generate sufficient taxable income to utilize its net operating loss carryforwards against which a valuation allowance has not been recorded.

     Historically, inflation has not materially affected the Company's business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures. The Company believes that, generally, it has been able to increase its selling prices to offset increases in costs due to inflation.

     The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and the materials used in and wastes generated by manufacturing the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water of the United States. The Company also generates non-hazardous wastes. The Company has received notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion, or otherwise, have a material adverse effect on the Company's business and financial condition.

      Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, Morgan's expenditures related to those sites have not been significant.

      In a memorandum dated January 10, 2002 and written by the Georgia Environmental Protection Division ("EPD"), TAG was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

      On October 4, 2001, USEPA filed an administrative complaint against the TAG. USEPA claimed that the Company failed to timely file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The USEPA originally sought a penalty of $59,000 for issues related to 1996. TAG

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


self disclosed issues in other years and has now resolved these claims and the Consent Order and Final Agreement (CAFO) with USEPA Region V was signed October 24, 2002. The settlement proposed an initial penalty of $161,769, which was reduced to $35,910 by implementing two Supplemental Environmental Projects which were undertaken in connection with the settlement of this enforcement action.

      On January 29, 2003, USEPA notified Century that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. USEPA is proposing a penalty of $139,786. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate cost of this matter will not have a material adverse effect on the Company.

      During a Phase II Environmental Assessment in November 2002 at KWS Manufacturing in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by August 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

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

INTEREST RATES

     Variable-Rate Debt. As of December 31, 2002, the Company had approximately $15.9 million outstanding under its asset-based, revolving credit facilities. The interest rates on the revolving credit facilities are based upon a spread above either the Prime Interest Rate or the London Interbank Overnight Rate (LIBOR). Which rate used is determined at the Company's option. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the monthly average of $13.9 million outstanding under the revolving credit facilities during 2002, a 1% change in the interest rate would have caused a change in interest expense of approximately $139,000 on an annual basis. The Company's

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

         Fixed-Rate Debt. As of December 31, 2002 and 2001, the Company had $85.0 million of 12 1/2% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $69.7 million and $69.0 million based upon their publicly traded value at December 31, 2002 and 2001, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $1.3 million as of December 31, 2002 and $1.4 million as of December 31, 2001.


FOREIGN CURRENCY

     Raider Industries, a subsidiary of TAG, has two manufacturing plants in Canada, which generated revenues of approximately $20.6 million during the year ended December 31, 2002. The functional currency of Raider Industries is the Canadian Dollar. Management does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, the majority of goods manufactured in Canada are exported and sold to customers in the United States. Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing Raider Industries' gross margin, assuming that the United States sales price remains unchanged.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS: ...................................     Page
                                                                       ----
Report of Independent Auditors ...................................       23
Consolidated Balance Sheets as of December 31, 2002 and 2001 .....       24
Consolidated Statements of Operations for the years ended
         December 31, 2002, 2001 and 2000 ........................       25
Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000 ........................       26
Consolidated Statements of Stockholder's Deficit for the years
         Ended December 31, 2002, 2001 and 2000 ..................       27
Notes to Consolidated Financial Statements .......................       28

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard 142. "Goodwill and Other Intangible Assets" in 2002.



                                                      ERNST & YOUNG LLP


Houston, Texas
March 27, 2003

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                          ASSETS
                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                        2002             2001
                                                                                     -----------      -----------
Current assets
     Restricted cash ...........................................................     $       112      $        98
     Accounts receivable, net of allowance for doubtful accounts of
              $828 and $870, respectively ......................................          23,175           21,895
     Inventories, net ..........................................................          23,103           22,976
     Deferred income taxes .....................................................           1,540            2,175
     Prepaid expenses and other ................................................           1,130            1,592
                                                                                     -----------      -----------
              Total current assets .............................................          49,060           48,736
Property, plant and equipment, net .............................................          39,189           43,002
Net assets of discontinued operations ..........................................             321            5,082
Goodwill, net ..................................................................          16,816           16,816
Deferred income taxes ..........................................................           6,548            3,714
Other assets ...................................................................           3,405            3,559
                                                                                     -----------      -----------
     Total assets ..............................................................     $   115,339      $   120,909
                                                                                     ===========      ===========

                             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt .........................................     $       982      $     2,502
     Borrowings under the revolving credit facilities ..........................          15,866            7,950
     Accounts payable ..........................................................          13,310           13,814
     Accrued compensation and benefits .........................................           4,850            4,485
     Accrued income taxes ......................................................             165              106
     Other accrued liabilities .................................................           7,968            6,361
                                                                                     -----------      -----------
              Total current liabilities ........................................          43,141           35,218
                                                                                     -----------      -----------
Noncurrent liabilities
     Long-term debt, less current portion ......................................          86,891           87,832
     Employee benefit obligations and other ....................................           3,356            3,793
                                                                                     -----------      -----------
              Total noncurrent liabilities .....................................          90,247           91,625
                                                                                     -----------      -----------
Stockholder's deficit
     Common stock and paid-in capital ..........................................          16,486           16,486
     Accumulated other comprehensive income ....................................            (618)            (613)
     Accumulated deficit .......................................................         (33,917)         (21,807)
                                                                                     -----------      -----------
         Total stockholder's deficit ...........................................         (18,049)          (5,934)
                                                                                     -----------      -----------
              Total liabilities and stockholder's deficit ......................     $   115,339      $   120,909
                                                                                     ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                               2002             2001             2000
                                                            -----------      -----------      -----------

Net sales .............................................     $   330,984      $   362,565      $   427,144
Cost of sales .........................................         285,904          305,615          366,435
                                                            -----------      -----------      -----------
Gross profit ..........................................          45,080           56,950           60,709
Selling, general and administrative expense ...........          40,069           38,943           40,624
Closed and excess facility costs ......................             322              141               --
Other income ..........................................          (1,015)            (285)            (179)
                                                            -----------      -----------      -----------
Operating income ......................................           5,704           18,151           20,264
Interest expense ......................................          12,506           13,152           14,814
                                                            -----------      -----------      -----------
Income (loss) from continuing operations before
     income taxes and discontinued operations .........          (6,802)           4,999            5,450
Income tax (benefit) provision ........................          (1,164)           2,829              460
                                                            -----------      -----------      -----------
Income (loss) from continuing operations before
    discontinued operations ...........................          (5,638)           2,170            4,990
Loss from discontinued operations,
         net of applicable taxes ......................          (6,472)          (4,411)            (363)
                                                            -----------      -----------      -----------
Net income (loss) .....................................     $   (12,110)     $    (2,241)     $     4,627
                                                            ===========      ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                ---------------------------------------------
                                                                                   2002             2001             2000
                                                                                -----------      -----------      -----------

 Net income (loss) ........................................................     $   (12,110)     $    (2,241)     $     4,627
 Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
   Depreciation and amortization ..........................................           9,268           10,405            9,937
   Debt issuance costs ....................................................             400              400              400
   Loss on disposal of discontinued operations ............................           2,669               --
   Closed and excess facility costs .......................................             322              141               --
   Non-cash provision for excess and obsolete inventory ...................             378            1,044            1,254
   Non-cash provision for doubtful accounts receivable ....................             195              984               42
   (Gain) loss on sale of property, plant and equipment ...................             170              (61)            (214)
   Deferred federal income tax benefit ....................................          (1,765)            (597)            (399)
   Operating cash flows from discontinued operations ......................           1,805            4,783           (2,350)
   Other ..................................................................            (249)            (293)              28
 Change in assets and liabilities, net of the effect of acquisitions:
   Accounts receivable ....................................................          (1,475)           7,692            4,142
   Inventories ............................................................            (505)           4,759            8,088
   Prepaid expenses and other .............................................              84              (86)            (686)
   Accounts payable .......................................................            (504)            (392)          (7,316)
   Accrued income taxes ...................................................            (375)             195           (1,054)
   Other accrued liabilities ..............................................           1,213           (2,856)          (3,479)
                                                                                -----------      -----------      -----------
       Net cash (used) provided by operating activities ...................            (479)          23,877           13,020
                                                                                -----------      -----------      -----------
 Cash flows used in investing activities:
   Purchase of businesses, net of cash acquired ...........................              --              (39)          (8,709)
   Proceeds from disposition of business, property, plant
       and equipment ......................................................              77               90            1,162
   Acquisition of property, plant and equipment ...........................          (5,477)          (7,934)         (10,675)
   Discontinued Operations ................................................           3,098             (558)          (7,849)
   Other ..................................................................              --              (35)              88
                                                                                -----------      -----------      -----------
       Net cash used in investing activities ..............................          (2,302)          (8,476)         (25,983)
                                                                                -----------      -----------      -----------
 Cash flows provided by (used in) financing activities:
   Net (payments) proceeds of revolving lines of
       credit and short term debt .........................................           7,916          (15,360)           8,028
   Proceeds from long-term debt and capital leases ........................              --            1,061            5,200
   Payments of long-term debt and capital leases ..........................          (2,461)          (2,621)          (2,305)
   Discontinued operations ................................................          (2,660)            (728)           3,388
                                                                                -----------      -----------      -----------
       Net cash provided by (used in) financing activities ................           2,795          (17,648)          14,311
                                                                                -----------      -----------      -----------
            Increase (decrease) in restricted cash ........................              14           (2,247)           1,348
 Restricted cash beginning of period ......................................              98            2,345              997
                                                                                -----------      -----------      -----------

 Restricted cash end of period ............................................     $       112      $        98      $     2,345
                                                                                ===========      ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                  ACCUMULATED
                                         SHARES OF           COMMON                                  OTHER
                                          COMMON            STOCK AND          ACCUMULATED       COMPREHENSIVE
                                           STOCK         PAID-IN CAPITAL         DEFICIT             INCOME             TOTAL
                                        -----------      ---------------     --------------      --------------      ----------

DECEMBER 31, 1999 .................           3,059      $        16,486     $      (24,193)     $         (316)     $   (8,023)
     Net income ...................              --                   --              4,627                  --           4,627
     Translation adjustment .......              --                   --                 --                (116)           (116)
                                                                                                                    ----------
     Comprehensive income .........                                                                                      4,511
                                        -----------      ---------------     --------------      --------------      ----------
DECEMBER 31, 2000 .................           3,059               16,486            (19,566)               (432)         (3,512)
     Net loss .....................              --                   --             (2,241)                 --          (2,241)
     Translation adjustment .......              --                   --                 --                (181)           (181)
                                                                                                                    ----------
     Comprehensive loss ...........                                                                                     (2,422)
                                        -----------      ---------------     --------------      --------------      ----------
DECEMBER 31, 2001 .................           3,059               16,486           (21,807)               (613)         (5,934)
     Net loss .....................              --                  --            (12,110)                 --         (12,110)
     Translation adjustment .......              --                  --                 --                  (5)             (5)
                                                                                                                    ----------
     Comprehensive loss ...........                                                                                    (12,115)
                                        -----------      --------------     --------------      --------------      ----------
DECEMBER 31, 2002 .................           3,059      $       16,486     $      (33,917)     $         (618)     $  (18,049)
                                        ===========     ===============     ==============      ==============      ==========




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

         TRUCK ACCESSORIES GROUP, INC. ("TAG") manufactures pickup truck "caps" and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. TAG includes Leer, Century Fiberglass (Century), Raider Industries Inc. (Raider) and Midwest Truck Aftermarket (MTA).

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

         Restricted Cash. At December 31, 2002 and 2001, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 6).

         Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $828,000 and $870,000 at December 31, 2002 and 2001, respectively. The Company establishes an allowance for doubtful accounts receivable on a case by case basis when it believes that the required payment of specific amounts owed is unlikely to occur. During the years ended December 31, 2002, 2001 and 2000, the Company charged to expense, $195,000, $984,000 and $42,000, respectively, as a provision for doubtful accounts and deducted from the allowance $238,000, $942,000 and $219,000, respectively, for write-offs of bad debts. The carrying amounts of trade receivables approximate fair value because of the short maturity of those instruments. The Company is not aware of any significant credit risks related to its customer base and does not generally require collateral or other security to support customer receivables.

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

         Warranty. Morgan provides product warranties for periods up to five years. TAG provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims. The Company had accrued warranty costs of $2,519,000 and $2,696,000 at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company charged to expense $913,000, $106,000 and $1,106,000 and deducted from the accrual costs of $1,090,000, $1,377,000 and $1,337,000, respectively.

         Advertising Expense. The Company expenses advertising costs as incurred. During the years ended December 31, 2002, 2001 and 2000, advertising expense was approximately $1,793,000, $1,774,000 and $2,464,000, respectively.

         Income Taxes. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

         The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has considered on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance. There are significant assumptions inherent in the Company's prudent and feasible tax planning strategies. Changes in these assumptions would impact the estimated amount of deferred tax assets realized by these tax planning strategies. Should the Company determine that it is more likely than not able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

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

         Self-Insurance Risks - The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, including workers' compensation and health care insurance. The Company records an actuarially determined, fully developed self insurance reserve to cover the self insured portion of these risks based on known facts and historical industry trends. Changes in the assumptions used by the actuary could result in a different self insurance reserve.

         Contingent Liabilities - Reserves are established for estimated environmental and legal loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal year 2002 presentation.

         Accounting Changes. Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the excess of the purchase price over the estimated fair value of net assets acquired was accounted for as goodwill and was amortized on a straight lines basis over a 20 to 40 year life. In accordance with SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment with the exception of the SMG operating segment. Management has determined that SMG has two reporting units that include EFP and MIC Group. No impairment test was performed on EFP because the reporting unit had no goodwill or indefinite-lived intangible assets at January 1, 2002.

         During the first quarter of 2002, the Company implemented SFAS No. 142 and performed the initial impairment test of goodwill on its three reporting units with goodwill. The test was applied utilizing the estimated fair value of the reporting units as of January 1, 2002. The fair value of the Company's reporting units is based on acquisition multiples, which are derived from information and analysis of recent acquisitions in the market place for companies with similar operations. No impairment was recorded in any of the Company's three reporting units with goodwill. The Company completed its subsequent annual impairment review effective October 1, 2002, which indicated that there was no impairment (See Note 5). Pro forma results for the years ended December 31, 2001 and 2000, assuming the discontinuation of amortization of goodwill as of January 1, 2000, are shown below:


                                                     FOR THE TWELVE MONTHS
                                                       ENDED DECEMBER 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
Reported net income (loss) ..................     $ (2,241,000)     $  4,627,000
Amortization of goodwill, net of taxes ......        1,104,000         1,081,000
                                                  ------------      ------------
Adjusted net income (loss) ..................     $ (1,137,000)     $  5,708,000
                                                  ============      ============

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Recently Issued Accounting Standards. In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of the related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary items in APB 30. The statement is effective for fiscal years beginning after May 15, 2002. The Company will adopt SFAS 145 effective January 1, 2003. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

         In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Under this statement the liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than in advance provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company will adopt SFAS 146 effective with disposal activities initiated after December 15, 2002. Management does not expect adoption of this statement to have a material effect on the Company's consolidated financial position or results of operations.

         In December 2002, the FASB issued Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate adoption of this interpretation will have a significant impact on its consolidated financial position and results of operations

3. SEGMENT DATA:

         The Company operates and manages its subsidiaries within the separate business segments described in Note 1. The Company evaluates performance and allocates resources based on the operating income of each segment. The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a summary of the business segment data for the years ended December 31, (dollars in thousands):

NET SALES                                             2002             2001             2000
                                                  -----------      -----------      -----------
Morgan ......................................     $   148,440      $   173,187      $   235,340
TAG .........................................         128,532          125,273          123,515
Specialty Manufacturing Group ...............          54,012           64,105           68,289
                                                  -----------      -----------      -----------
Net Sales ...................................     $   330,984      $   362,565      $   427,144
                                                  ===========      ===========      ===========

OPERATING INCOME (LOSS)
Morgan ......................................     $     5,225      $     5,794      $    11,249
TAG .........................................           2,399            8,176            5,176
Specialty Manufacturing Group ...............           3,938            7,862            7,800
JBPCO (Corporate) ...........................          (5,858)          (3,681)          (3,961)
                                                  -----------      -----------      -----------
Operating Income ............................     $     5,704      $    18,151      $    20,264
                                                  ===========      ===========      ===========

DEPRECIATION AND AMORTIZATION EXPENSE
Morgan ......................................     $     2,700      $     2,783      $     2,188
TAG .........................................           3,559            4,262            3,809
Specialty Manufacturing Group ...............           2,947            3,262            3,842
JBPCO (Corporate) ...........................              62               98               98
                                                  -----------      -----------      -----------
Depreciation and Amortization Expense .......     $     9,268      $    10,405      $     9,937
                                                  ===========      ===========      ===========


TOTAL ASSETS AS OF DECEMBER 31,                       2002             2001             2000
                                                  -----------      -----------      -----------
Morgan ......................................     $    48,297      $    46,651      $    61,798
TAG .........................................          38,939           42,284           44,333
Specialty Manufacturing Group ...............          24,608           30,288           35,234
JBPCO (Corporate) ...........................           3,495            1,686            1,825
                                                  -----------      -----------      -----------
Identifiable Assets .........................     $   115,339      $   121,909      $   143,190
                                                  ===========      ===========      ===========

CAPITAL EXPENDITURES                                  2002             2001             2000
                                                  -----------      -----------      -----------
Morgan ......................................     $       535      $       886            7,376
TAG .........................................           3,262            3,598            2,167
Specialty Manufacturing Group ...............           1,649            3,387            1,089
JBPCO (Corporate) ...........................              31               43               43
                                                  -----------      -----------      -----------
Capital Expenditures ........................     $     5,477      $     7,934      $    10,675
                                                  ===========      ===========      ===========

         Effective March 1, 2002 EFP was included in the Specialty Manufacturing Group for management and reporting purposes. The business segment information for all prior periods presented has been restated to reflect the change.

         Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 35%, 39% and 47% of Morgan's net sales during 2002, 2001 and 2000, respectively. SMG has one customer in the international oil field service industry that accounted for approximately 14%, 21% and 20% of SMG's net sales during 2002, 2001 and 2000, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's operations are located principally in the United States. However, Raider is located in Canada. Long-lived assets relating to these foreign operations were $4,188,000 and $4,340,000 at December 31, 2002 and 2001, respectively. Consolidated net sales include $13,633,000, $13,827,000 and $12,541,000 in 2002, 2001 and 2000, respectively, to customers outside the United States.

4. INVENTORIES:

   Consolidated net inventories consist of the following (dollars in thousands):

                                         DECEMBER 31,
                                   -----------------------
                                      2002          2001
                                   ---------     ---------
       Raw Materials .........     $  13,506     $  13,190
       Work in Process .......         4,606         4,257
       Finished Goods ........         4,991         5,529
                                   ---------     ---------
       Total Inventory .......     $  23,103     $  22,976
                                   =========     =========

         Inventories are stated net of an allowance for shrinkage, excess and obsolete inventory of $2,123,000 and $1,981,000 at December 31, 2002 and 2001, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company charged to expense $378,000, $1,044,000 and $1,254,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $393,000, $1,296,000 and $1,439,000, respectively, for write-offs of excess and obsolete inventory.

5. LONG LIVED ASSETS

         Property, plant and equipment, as of December 31, 2002 and 2001, consisted of the following (dollars in thousands):

                                               Range of Useful Lives         2002            2001
                                               ----------------------     ----------     ----------
                                                     in years
                                               ----------------------
Land .....................................               --               $    3,340     $    3,339
Buildings and improvements ...............              5-25                  20,505         20,201
Machinery and equipment ..................              3-10                  70,197         65,104
Furniture and fixtures ...................              2-10                  14,009         12,879
Transportation equipment .................              2-10                   3,215          3,294
Leasehold improvements ...................              3-10                   6,106          5,460
Construction in progress .................               --                      653          2,421
                                                                          ----------     ----------
                                                                             118,025        112,698
Accumulated depreciation and amortization                                    (78,836)       (69,696)
                                                                          ----------     ----------
Property, plant and equipment, net..                                      $   39,189     $   43,002
                                                                          ===========    ==========

         Machinery and Equipment included approximately $966,000 of equipment recorded under capital leases as of December 31, 2002 and 2001.

         Depreciation expense was $9,136,000, $9,221,000 and $8,467,000 and included $149,000, $93,000 and $0 for assets recorded under capital leases, for the years ended December 31, 2002, 2001 and 2000, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Other assets and goodwill as of December 31, 2002 and 2001, consist of the following (dollars in thousands):


                                                                      2002                                 2001
                                                           ---------------------------          ---------------------------
                                        Amortization       Accumulated       Net Book           Accumulated        Net Book
                                       Period in Years     Amortization        Value            Amortization         Value
                                       ---------------     -------------     ---------          -------------     ---------
Other Assets:
  Cash surrender value of
    life insurance .................                --     $          --     $   1,220          $          --     $   2,068
  Agreements not-to-compete ........                 6                --            --                  2,098            79
  Debt issuance costs and other ....              3-10             4,816         2,185                  4,390         1,412
                                                           -------------     ---------          -------------     ---------
Total ..............................                       $       4,816     $   3,405          $       6,488     $   3,559
                                                           =============     =========          =============     =========
Goodwill ...........................             20-40     $      11,152     $  16,816          $      11,152     $  16,816
                                                           =============     =========          =============     =========

         Amortization expense was $132,000, $1,184,000 and $1,470,000 for the years ended December 31, 2002, 2001 and 2000.

         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. At December 31, 2002 goodwill comprised of approximately $2,181,000, $10,684,000, and $3,951,000 for the Morgan, TAG and MIC Group reporting units, respectively.

        During 2002 Morgan discontinued operations at its Mexico plant. As of December 31, 2002, Morgan's facility in Monterrey, Mexico, comprising land and buildings, is being held for sale with a net book value of approximately $910,000. Morgan wrote down the carrying value of the building by $240,000, which is included in Closed and Excess facility costs for the year ended December 31, 2002.

6. REVOLVING CREDIT AGREEMENTS:

                  Amounts outstanding under the Revolving Credit Agreement as of December 31, 2002 and 2001 were (in thousands):


                                                                      2002         2001
                                                                    --------     --------
JBPCO Revolver (Weighted average interest rate of  8.4%) ......     $ 15,866     $  7,950
                                                                    ========     ========

         The Company's Revolving Loan Agreement was renewed on March 26, 2003, and it automatically renews each year, subject to cancellation by either party not less than 60 days prior March 30 of that year. The Agreement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $40,000,000, reduced from $58,000,000 effective March 31, 2003, or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates are 85% for receivables with the exception of TAG for which the receivable advance rate is 80% and 60% for inventory excluding work in process. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 1.92% at December 31, 2002) plus a margin of 2% or U.S. prime rate (4.25% at December 31, 2002). Interest is payable monthly including a fee of one-half of one percent on a portion of unused borrowing availability. The Subsidiaries, with the exception of Beltrami Door company, are guarantors

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 2002, the Company had total borrowings of $15,866,000 and letters of credit of $4,080,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 2002, the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $10,366,000 based on eligible accounts receivable and inventories.

         The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Balances outstanding under the Revolving Loan Agreement are classified as current liabilities. The Revolving Loan Agreement also contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 2002, the Company was in compliance with all covenants of the Revolving Loan Agreement. The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. At December 31, 2002, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the Company's cash balance is restricted under the terms of the Revolving Loan Agreement. The Company anticipates that it will be in compliance with all covenants of the Revolving Loan Agreement in 2003.

7. LONG-TERM DEBT AND NOTE OFFERING:

         Long-term debt as of December 31, 2002 and 2001 consists of the following (Dollars in the table in thousands):


                                                                                  2002           2001
                                                                                ---------     ---------
JBPCO:
        12 1/2% Senior Notes due 2004 .....................................     $  85,000     $  85,000
                                                                                ---------     ---------
TAG:
        Note payable, due November 1, 2002, quarterly principal
           payments of $27,643 plus interest at 9% ........................            --           102
        Obligations under various non-compete agreements ..................            --            78
                                                                                ---------     ---------
                                                                                       --           180
                                                                                ---------     ---------
SMG:
        Term loan, due March 31, 2007, monthly payments of $38,095 plus interest at U.S. prime plus 1/2%
           (4.25% at December 31, 2002) ...................................         1,793         2,250
        Cash Flow loan, due March 31, 2003, monthly payments
           of $55,555 plus interest at U.S. prime plus 1%
            (4.25% at December 31, 2002) ..................................           120           833
        Seller's Note payable, due March 31, 2003, quarterly payments of $239,583 plus interest at U.S. prime
           (4.25% at December 31, 2002) ...................................           240         1,198
        Obligations under capital leases ..................................           720           873
                                                                                ---------     ---------
                                                                                    2,873         5,154
                                                                                ---------     ---------
     Total long-term debt .................................................        87,873        90,334
      Less current portion ................................................           982         2,502
                                                                                ---------     ---------
      Long-term debt, less current portion ................................     $  86,891     $  87,832
                                                                                =========     =========

         The Senior Notes Indenture contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 2002, the Company was in compliance with all covenants of the Senior Notes Indenture. The Company anticipates that it will be in compliance with all covenants of the Senior Notes Indenture in 2003. Under the terms of the Senior Notes Indenture, proceeds in excess of $2,000,000 from the sale of assets, including the stock of the Company's subsidiaries, are required to be used to repay borrowings under the Revolving Loan Agreement. Proceeds in excess of amounts outstanding under the Revolving Loan Agreement may be re-invested in assets of the Company within one year of the asset sale. At December 31, 2002, the Company was prohibited from paying dividends under the terms of the Senior Notes Indenture.

         At December 31, 2002, the Consolidated EBITDA Coverage Ratio, as defined in the 12 1/2% Senior Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan Agreement, enter into capital leases, provide certain guarantees or incur liens on its assets. Prior to September 30, 2001, the ratio was greater than 2:1 and the Company had the ability to incur additional debt. During the six months ended June 30, 2001, the Company acquired certain equipment under capital lease arrangements in the amount of approximately $1.0 million.

         The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company and the diverse nature of the operations of the Company, in management's opinion, reduces exposure to economic factors such as the current manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the coming year, given its anticipated additional capital expenditures, working capital requirements and its known obligations. The Company has commenced negotiations to refinance its Senior Notes due in May 2004. Unless otherwise refinanced, the Company's cash flow may be insufficient to pay the Senior Notes when due and there can be no assurances that any refinancing will be successfully completed.

         The Company's obligations under the Senior Notes are guaranteed by all direct wholly owned subsidiaries of JBPCO (the "Subsidiary Guarantors"). Each guarantee is a senior unsecured obligation of the subsidiary providing such Guarantee and ranks pari passu with all other senior unsecured indebtedness of such subsidiary. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement and have pledged their receivables, inventory and intangible property. Separate financial statements of the Subsidiary Guarantors are not included because all the Subsidiary Guarantors provide the Guarantees, and the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis.

         The Company's obligation under the term loan due March 31, 2007 is secured by a lien upon the property of Universal in the amount of approximately $1,793,000 granted to the lender. MIC Group acquired 100% of the stock of Universal effective March 17, 2000 (See Note 13). The stock of Universal is pledged to the seller to secure the Seller's Note due March 31, 2003.

         The Company's only un-restricted non-guarantor subsidiary is Beltrami Door Company, a wholly owned subsidiary of Morgan.

         The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 2002 and 2001 to be approximately $69,700,000 and $69,000,000, respectively, based on their publicly traded value at that date compared to a recorded amount of $85,000,000 as of December 31, 2002 and 2001.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The carrying values of receivables, payables and debt maturing within one year contained in the Consolidated Balance Sheets as of December 31, 2002 and 2001 approximate the fair value of those instruments.

         MATURITIES. Aggregate principal payments on long-term debt for the next five years and thereafter to December 31, 2002, are as follows (dollars in thousands):


2003 ....................     $     982
2004 ....................        85,637
2005 ....................           653
2006 ....................           581
2007 ....................            20
                              ---------
                              $  87,873
                              =========

8. OPERATING LEASES:

         The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 2002 are as follows (dollars in thousands):

2003 ....................     $   8,654
2004 ....................         6,581
2005 ....................         4,539
2006 ....................         3,726
2007 ....................         2,640

         Total rental expense included in continuing operations under all operating leases was $9,451,000, $10,615,000 and $8,614,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

9. SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash payments for interest were $12,255,000, $13,134,000 and $14,575,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Cash payments for income taxes, net, were $1,440,000, $948,000 and $1,400,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Non-cash investing activities for the year ended December 31, 2000 included $2,875,000 related to that portion of the purchase price of Universal (See Note 13) evidenced by a promissory note.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES:

         The income tax provision consists of the following for the years ended December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                      2002         2001           2000
                                                   ---------     ---------      ---------
Current:
 Federal ....................................      $   (294)     $      26      $     120
 State ......................................           250            600            268
 Foreign ....................................           645            600            175

Deferred:
 Federal ....................................        (1,628)         1,683            (37)
 State ......................................          (137)           (80)           (66)
                                                  ---------      ---------      ---------
Income tax (benefit) provision ..............     $  (1,164)     $   2,829      $     460
                                                  =========      =========      =========


         The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands):


                                                      2002                   2001                2000
                                                -----------------     -----------------    -----------------
                                                  AMOUNT      %        AMOUNT       %       AMOUNT       %
                                                ---------    ----     ---------    ----    ---------    ----
Tax provision (benefit) at
     federal statutory income
     tax rate ...............................   $  (2,312)    (34)%   $   1,700      34%   $   1,853      34%
Valuation allowance .........................         479       7            --      --       (2,166)    (40)
Goodwill amortization .......................          --      --           111       2           96       1
Non deductible expenses .....................         181       3             2      --           49       1
State income taxes, net of federal
     income tax benefit .....................         165       2           452       9          111       2
Foreign income and withholding
     taxes, net of federal benefit ..........         449       7           565      11          372       7
Other .......................................        (126)     (2)           (1)     --          145       3
                                                ---------    ----     ---------    ----    ---------    ----
(Benefit) Provision for income
     taxes and effective tax rates ..........   $  (1,164)    (17)%   $   2,829      56%   $     460       8%
                                                =========    ====     =========    ====    =========    ====


         The domestic and foreign components of Income (Loss) from Continuing Operations before Income Taxes were:

                                                   2002        2001         2000
                                                ---------    ---------   ---------

Domestic ....................................   $  (8,502)   $   4,000   $   5,514
Foreign .....................................       1,700          999         (64)
                                                ---------    ---------   ---------
         Total ..............................   $  (6,802)   $   4,999   $   5,450
                                                =========    =========   =========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2002 and 2001 were (dollars in thousands):

                                                   2002         2001
                                                ---------    ---------
CURRENT DEFERRED TAX ASSET:
Allowance for doubtful accounts .............   $     318    $     607
Employee benefit accruals and reserves ......         940          726
Other .......................................         282          842
                                                ---------    ---------
Total current deferred tax asset ............       1,540        2,175
                                                ---------    ---------

LONG TERM DEFERRED TAX ASSET:
Tax benefit carryforwards ...................      11,586        8,115
Warranty liabilities ........................         955          997
Other .......................................       1,260           --
Valuation allowance .........................      (2,665)          --
                                                ---------    ---------
Total long term deferred tax asset ..........      11,136        9,112
                                                ---------    ---------

LONG TERM DEFERRED TAX LIABILITIES:
Depreciation and amortization ...............      (4,585)      (4,466)
Other .......................................          (3)        (932)
                                                ---------    ---------
Total long term deferred tax liability ......      (4,588)      (5,398)
                                                ---------    ---------
   Net long term deferred tax asset .........       6,548        3,714
                                                ---------    ---------
 Net deferred tax asset .....................   $   8,088    $   5,889
                                                =========    =========

         TAX CARRYFORWARDS. The Company has alternative minimum tax credit carryforwards of approximately $947,000 at December 31, 2002 for U.S. federal income tax purposes, which may be carried forward indefinitely. The Company has net operating loss carryforwards of approximately $31,291,000 for U.S. federal income tax purposes at December 31, 2002, which if not utilized, will begin to expire in 2006. Management has determined that a portion of the deferred tax assets will more than likely not be realized and has recorded a valuation allowance of $2,665,000 as of December 31,2002.

11. COMMON STOCK:

         As of December 31, 2002 and 2001, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. EMPLOYEE BENEFIT PLANS:

DEFINED CONTRIBUTION PLANS

         JBPCO 401(k) PLAN. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 15% of gross pay and provides for Company matching contributions up to two percent of the first six percent of gross pay as well as the opportunity for an annual discretionary contribution. The Company reduced the matching percentage from three percent effective August 1, 2002 and has not made an annual discretionary contribution. Vesting in the Company matching contribution is 20% per year over the first five years. The Company incurred related employer matching contribution and administrative expenses of $1,044,000, $918,000 and $1,242,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

         Morgan sponsors a defined contribution profit sharing plan that provides retirement benefits to employees. Morgan suspended contributions to the plan, indefinitely, effective January 1, 2001. Morgan incurred related contribution and administrative expenses of $185,000 during the year ended December 31, 2000.

         Effective December 31, 2000, SMG sold its Astro division however, substantially all the employees were covered by a defined contribution money purchase pension plan. The plan was terminated effective with the sale and all participants became fully vested, however, SMG contributed $55,000 to the plan during the year ended December 31, 2001 in order to fulfill the final settlement obligations of the plan.

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

         TAG had a defined benefit plan covering hourly employees at its Gem Top division. The plan was frozen effective March 31, 1996 and at December 31, 2002 and 2001 the plan was underfunded by approximately $147,000 and $77,000, respectively.

         The Company's funding policy for the TAG plan is to make the minimum annual contributions required by applicable regulations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 2002 and 2001, and the significant assumptions used in accounting for the defined benefit plans. (dollars in thousands):


                                                             2002         2001
                                                          ---------     ---------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ...............   $     524     $     503
Interest cost .........................................          36            34
Actuarial (gains) losses ..............................           8            19
Benefits paid .........................................         (28)           (7)
Benefit settlements ...................................          --           (25)
                                                          ---------     ---------
Benefit obligation at end of year .....................   $     540     $     524
                                                          ---------     ---------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year ........         447           941
Actual return on plan assets ..........................         (51)          (40)
Company contributions .................................          29            11
Expenses ..............................................          (5)           (5)
Benefits paid .........................................         (27)           (7)
Benefit settlements ...................................          --           (25)
Reversion payment .....................................          --          (428)
                                                          ---------     ---------
Fair value of plan assets at end of year ..............         393           447
                                                          ---------     ---------
Funded status of the plan .............................        (147)          (77)
Unrecognized actuarial loss ...........................         160            68
Unrecognized net transition obligation ................          42            51
                                                          ---------     ---------
Prepaid benefit cost ..................................   $      55     $      42
                                                          =========     =========

WEIGHTED-AVERAGE ASSUMPTIONS
AS OF DECEMBER 31:
Discount rate .........................................        6.75%         6.75%
Expected return on plan assets ........................         8.0%          8.0%

                                                2002        2001          2000
                                             ---------    ---------     ---------
COMPONENTS OF NET PERIODIC
PENSION BENEFIT
Service cost .............................   $       5    $       5    $       5
Interest cost ............................          36           34           30
Expected return on plan assets ...........         (36)         (39)         (40)
Recognized net actuarial (gains)/losses ..           8            8           (4)
Amortization of net loss .................           2           --           --
                                             ---------    ---------    ---------
Net periodic pension benefit .............   $      15    $       8    $      (9)
                                             =========    =========    =========

13. ACQUISITIONS:

FABRICATION BUSINESS OF POLYFOAM

         Effective September 28, 2001, SMG acquired the foam fabrication business of Polyfoam Inc., located in Nashville, TN. SMG paid approximately $39,000 in cash for the assets of the operation.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


UNIVERSAL BRIXIUS, INC. (UNIVERSAL)

         Effective March 17, 2000, MIC Group acquired the stock of Universal. MIC Group paid approximately $11,584,000, net of cash acquired for the stock of Universal, of which $8,725,000 was paid in cash. In addition, $2,875,000 of the purchase price was evidenced by a promissory note payable in 12 consecutive quarterly installments of principal and interest. The Company recorded goodwill of approximately $4,290,000. The acquisition was treated as a purchase and revenues and operating income from the date of acquisition until December 31, 2000 of $9,120,000 and $2,213,000, respectively, were included in the consolidated results of operations for the year ended December 31, 2000.

KWS MANUFACTURING CO. (KWS)

         Effective March 8, 2000, MIC Group acquired the stock of KWS and the operations became part of SMG. MIC Group paid approximately $5,843,000, net of cash acquired for the stock of KWS. The Company sold the operations of KWS effective December 31, 2002. See Note 16.

14.      COMMITMENTS AND CONTINGENCIES:

         CLAIMS AND LAWSUITS. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.


         LETTERS OF CREDIT AND OTHER COMMITMENTS. The Company had $4,080,000 and $4,425,000 in standby letters of credit outstanding at December 31, 2002 and 2001, primarily securing the Company's insurance programs.

         ENVIRONMENTAL MATTERS. The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products and the materials used in and wastes generated by manufacturing the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water of the United States. The Company also generates non-hazardous wastes. The Company has received notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion, or otherwise, have a material adverse effect on the Company's business and financial condition.

        Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two Federal Superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, the Company currently believes that its proportionate share, if any, of

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, Morgan's expenditures related to those sites have not been significant.

         In a memorandum dated January 10, 2002 and written by the Georgia Environmental Protection Division ("EPD"), TAG was notified that it may be a PRP to a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

         On October 4, 2001, USEPA filed an administrative complaint against the TAG. The USEPA claimed that the Company failed to timely file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The USEPA originally sought a penalty of $59,000 for issues related to 1996. TAG self disclosed issues in other years and has now resolved these claims and the Consent Order and Final Agreement (CAFO) with USEPA Region V was signed October 24, 2002. The settlement proposed an initial penalty of $161,769, which was reduced to $35,910 by implementing two Supplemental Environmental Projects which were undertaken in connection with the settlement of this enforcement action.

         On January 29, 2003, USEPA notified Century that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. USEPA is proposing a penalty of $139,786. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company currently believes that the ultimate cost of this matter will not have a material adverse effect on the Company.

         During a Phase II Environmental Assessment in November 2002 at KWS Manufacturing in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by August, 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company currently believes that the ultimate costs of this matter will not have a material adverse effect on the Company.

15. RELATED PARTY TRANSACTIONS:

         The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern a base fee of approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. Prior to the resignation of Mr. Magee, the Company's Chief Financial Officer, in April 2001, the Company paid Southwestern Holdings approximately $66,500 per month. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; none was paid in 2002 or 2001, $686,000 was paid in 2000. The Company paid Southwestern $549,000, $757,000, and $1,377,000 during 2002, 2001 and

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2000, respectively, for all these services. Welshman Industries, which was not a restricted subsidiary under the terms of the Bond Indenture or a guarantor under the terms of the Company's Revolving Loan Agreement, paid Southwestern Holdings $50,000 during 2000, for certain services.

         Mr. Poindexter is an officer of JBPCO and is a partner in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $290,000, $287,000, and $275,000 in rent to the partnership in 2002, 2001 and 2000 pursuant to such lease.

16. DISCONTINUED OPERATIONS

Specialty Manufacturing Group-KWS Operations

         During the fourth quarter of 2002, the Company committed to a plan to sell principally all the assets, excluding accounts receivable and less certain of the liabilities of the KWS operations of SMG. The sale was completed effective December 31, 2002. The Company realized net cash proceeds of approximately $3.2 million from the sale. KWS, which comprised the bulk material handling operations of the Company's SMG business segment, was acquired effective March 8, 2000 by MIC Group. MIC Group paid approximately $5,843,000, net of cash for the stock of KWS. The results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

         Condensed financial information related KWS at December 31, 2002 and 2001 is as follows (in thousands):


                                                   2002        2001
                                                ---------   ---------
Current assets ..............................   $     742   $   3,027
Property, net ...............................          --       3,688
Long term assets ............................          --       1,220
                                                ---------   ---------
Total assets ................................         742       7,935
Current liabilities .........................         532      (3,475)
Long-term liabilities .......................          --        (924)
                                                ---------   ---------
Net assets ..................................   $     210   $   3,536
                                                =========   =========

         KWS's revenues were $7,802,000, $9,926,000 and $8,703,000 and income
(loss) before tax was $(4,230,000), $(2,029,000) and $(262,000), for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The Company recorded a loss on disposal of approximately $1,865,000 which included the write off of related goodwill of $1,159,000.

         The income (loss) from discontinued operations related to KWS during the twelve months ended December 31, 2002, 2001, and 2000, were as follows (in thousands):

                                                                 2002         2001          2000
                                                               ---------    ---------    ---------
Income (loss) from KWS's operations less applicable
   income taxes of $-, $(509), and $45,
   respectively ............................................   $  (1,554)   $  (1,006)   $     136
Loss on disposal of KWS ....................................      (1,865)          --           --
                                                               ---------    ---------    ---------
                                                               $  (3,419)   $  (1,006)   $     136
                                                               =========    =========    =========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Losses from KWS's operations include interest expense of $223,000, $342,000 and $236,000 related to the borrowings of KWS under the Revolving Loan Agreement, the term loan due March 31, 2007 and the cash flow loan due March 31, 2003, for the twelve months ended December 31, 2002, 2001, and 2000, respectively. The borrowings were repaid using the proceeds from the sale.

     SMG-Marlin Operations

         SMG'S Marlin Operation was one of five locations that manufactures expandable foam plastic packaging materials. The operation lost a major customer during 2001 and a failure to replace the lost production volume resulted in management's decision, during 2002, to close or sell the operation. An agreement to sell the operations to a third party was reached during the fourth quarter of 2002 and the sale completed effective January 31, 2003. The third party assumed the operating lease on the premises. There were no net cash proceeds from the transaction. Accordingly, the results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

         Condensed financial information related SMG'S Marlin Operations at December 31,2002 and 2001 is as follows (in thousands):

                                         2002         2001
                                      ---------    ---------

Current assets ....................   $     516    $     286
Property, net .....................          --          490
                                      ---------    ---------
Total assets ......................         516          776
Current liabilities ...............        (982)        (635)
                                      ---------    ---------
Net assets (liabilities) ..........   $    (466)   $     141
                                      =========    =========

        SMG's Marlin Operation's revenues were $4,090,000, $1,998,000 and $5,174,000, and the income (loss) before income taxes was $(748,000), $(1,403,000) and $(10,000) for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The Company recorded a loss on disposal of approximately $172,000, which included the write down of remaining property plant, and equipment.

         The income (loss) from discontinued operations related to SMG'S Marlin Operations during the twelve months ended December 31, 2002, 2001, and 2000, were as follows (in thousands):

                                                             2002         2001         2000
                                                          ---------    ---------    ---------
Loss from SMG's Marlin Operations less applicable
    income taxes of $-, $(471), and $(2),
   respectively .......................................   $    (576)   $    (932)   $      (8)
Loss on disposal of SMG'S Marlin Operations ...........        (172)          --           --
                                                          ---------    ---------    ---------
                                                          $    (748)   $    (932)   $      (8)
                                                          =========    =========    =========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         TAG-Gem Top Operations

         During the fourth quarter of 2002, the Company committed to a plan to sell principally all the assets, less certain of the liabilities of the Gem Top operations of TAG. The sale was completed effective February 28, 2003. The Company realized net cash proceeds of approximately $840,000 from the sale. Accordingly the results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities which were disposed of subsequent to December 31, 2002 have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

         Condensed financial information related Gem Top at December 31, 2002 and 2001 is as follows (in thousands):

                                         2002         2001
                                      ---------    ---------

Current assets ....................   $     893    $   2,399
Property, net .....................         196          330
                                      ---------    ---------
Total assets ......................       1,089        2,729
Less current liabilities ..........        (512)      (1,666)
                                      ---------    ---------
Net assets ........................   $     577    $   1,063
                                      =========    =========

         Gem Top's revenues were $6,056,000, $9,946,000 and $7,463,000, and the income (loss) before income taxes was $(1,544,000), $500,000 and $79,000, for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The Company accrued certain closing costs and wrote down the value of inventory and fixed assets recording an impairment loss of approximately $632,000 as of December 31, 2002. Accrued closing costs included severance costs of $128,000. The loss from discontinued operations related to Gem Top during the twelve months ended December 31, 2002, 2001, and 2000, were as follows (in thousands):


                                                                                     2002         2001         2000
                                                                                   ---------    ---------   ---------
Income (loss) from Gem Top's operations less applicable
  income taxes of $-, $168, and $20,
   respectively ................................................................   $    (912)   $     332   $      59
Loss on disposal of Gem Top ....................................................        (632)          --          --
                                                                                   ---------    ---------   ---------
                                                                                   $  (1,544)   $     332   $      59
                                                                                   =========    =========   =========

TAG-Polymer Products Division (PPD) and TAG Distribution

         During the fourth quarter of 2001, management decided to cease production of polymer based products at TAG and the closure of the PPD division was completed during the fourth quarter. Limited production of certain tonneau models continued in 2002. Accordingly the results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Condensed financial information related to PPD and TAG Distribution at December 31, 2002 and 2001 is as follows (in thousands):

                                                   2002        2001
                                                ---------   ---------

Current assets ..............................   $      --   $   1,449
Property, net ...............................          --         114
                                                ---------   ---------
Total assets ................................          --       1,561
Current liabilities .........................          --          --
Net assets ..................................   $      --   $     342
                                                =========   =========

         PPD's revenues were $410,000, $4,479,000 and $4,339,000 and the income
(loss) before income taxes was $(542,000), $(4,225,000) and $(733,000) for the twelve months ended December 31, 2002, 2001 and 2000, respectively. The Company wrote off the product molds and inventory associated with the discontinued products of approximately $611,000 and expensed approximately $682,000 associated with potential future product warranty costs during the year ended December 31, 2001. Additionally, during 2002, TAG incurred an expense related to the TAG Distribution operations that were sold during the year ended December 31, 1999 of $146,000 net of applicable taxes. The loss from discontinued operations related to PPD and Tag Distribution during the twelve months ended December 31, 2002, 2001, and 2000, were as follows (in thousands):


                                                                            2002        2001         2000
                                                                         ---------    ---------    ---------

Loss from TAG's operations less applicable income taxes
 $-, $(662), and $(183), respectively ................................   $    (542)   $  (1,307)   $    (550)
Loss on disposal of PPD less applicable income taxes of
  $ - , $(758), $ - ..................................................          --       (1,498)          --
                                                                         ---------    ---------    ---------
                                                                         $    (542)   $  (2,805)   $    (550)
                                                                         =========    =========    =========

17. SUPPLEMENTAL GUARANTOR INFORMATION:

         The Company's obligations under the Senior Notes are guaranteed by each directly wholly-owned Subsidiary of JBPCO. In addition, the Subsidiary Guarantors guarantee the indebtedness outstanding under the Revolving Loan Agreement. The Indenture and Revolving Loan Agreement provide for subsidiaries acquired subsequent to the issuance of the Senior Notes to be designated as guarantors of the Senior Notes, provided certain financial ratio tests are met.

        The following consolidating financial information is presented for purposes of complying with the reporting requirements of the parent company and the Guarantor Subsidiaries. The financial information includes condensed balance sheet information as of December 31, 2002 and 2001 and condensed operating statement and cash flow information for the years ended December 31, 2002, 2001 and 2000. The Company's non-guarantor subsidiaries are Beltrami Door Company and Acero-Tech, S.A. de C.V. Welshman Industries was merged into TAG effective June 27, 2001, and the results of operations and cash flows for Welshman are included with those of the non-guarantor subsidiaries below for the period prior to the merger into TAG.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATING CONDENSED BALANCE SHEET INFORMATION (DOLLARS IN THOUSANDS):
December 31, 2002

                                                           Guarantor         Non-guarantor     JBPCO and
                                                           Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                           --------------    --------------    --------------     --------------
Assets
        Current assets ................................    $       50,668    $          325    $       (1,933)    $       49,060
        Noncurrent assets .............................            60,075             1,057             5,147             66,279
                                                           --------------    --------------    --------------     --------------
        Total assets ..................................    $      110,743    $        1,382    $        3,214     $      115,339
                                                           ==============    ==============    ==============     ==============
Liabilities and Stockholder's Deficit
        Current liabilities ...........................    $       28,790    $          129    $       14,222     $       43,141
        Noncurrent liabilities ........................             5,459                --            84,788             90,247
        Stockholder's deficit .........................            76,494             1,253           (95,796)           (18,049)
                                                           --------------    --------------    --------------     --------------
        Total liabilities and
        Stockholder's deficit .........................    $      110,743    $        1,382    $        3,214     $      115,339
                                                           ==============    ==============    ==============     ==============

December 31, 2001
                                                           Guarantor         Non-guarantor     JBPCO and
                                                           Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                           --------------    --------------    --------------     --------------
Assets
        Current assets ................................    $       49,194    $          562    $       (1,020)    $       48,736
        Noncurrent assets .............................            67,865             1,447             2,861             72,173
                                                           --------------    --------------    --------------     --------------
        Total assets ..................................    $      117,059    $        2,009    $        1,841     $      121,909
                                                           ==============    ==============    ==============     ==============
Liabilities and Stockholder's Deficit
        Current liabilities ...........................    $       29,055    $          237    $        5,926     $       35,218
        Noncurrent liabilities ........................             6,803                --            84,822             91,625
        Stockholder's deficit .........................            81,201             1,772           (88,907)            (5,934)
                                                           --------------    --------------    --------------     --------------
        Total liabilities and
        Stockholder's deficit .........................    $      117,059    $        2,009    $        1,841     $      121,909
                                                           ==============    ==============    ==============     ==============

CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS INFORMATION FOR THE YEARS ENDED:

                                                           Guarantor         Non-guarantor     JBPCO and
                                                           Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                           --------------    --------------    --------------     --------------

December 31, 2002
Net sales .............................................    $      328,618    $        2,518    $           --     $      330,984
Cost of sales .........................................           282,723             3,181                --            285,904
Net income (loss) .....................................    $       (4,549)   $         (672)   $       (6,889)    $      (12,110)


December 31, 2001
Net sales .............................................    $      355,279    $        7,438    $           --     $      362,565
Cost of sales .........................................           298,202             7,565                --            305,615
Net income (loss) .....................................    $        1,168    $       (1,606)   $       (1,803)    $       (2,241)


December 31, 2000
Net sales .............................................    $      416,375    $       11,746    $         (978)    $      427,144
Cost of sales .........................................           375,914             9,499              (978)           366,435
Net income (loss) .....................................    $       10,463    $       (1,382)   $       (4,454)    $        4,627

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS INFORMATION FOR THE YEAR ENDED:

December 31, 2002

                                                           Guarantor         Non-guarantor     JBPCO and
                                                           Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                           --------------    --------------    --------------     --------------
Net cash provided by (used in)
     operating activities .............................    $        5,858    $         (354)   $       (5,983)    $         (479)
                                                           --------------    --------------    --------------     --------------
Capital expenditures ..................................            (5,446)               --               (31)            (5,477)
Discontinued operations ...............................             3,098                --                --              3,098
Other .................................................                77                --                --                 77
                                                           --------------    --------------    --------------     --------------
Net cash (used in) generated
     by investing activities ..........................            (2,271)               --               (31)            (2,302)
                                                           --------------    --------------    --------------     --------------
Net payments on
     revolving lines of credit ........................             7,021                --               895              7,916
Discontinued operations
     debt and capital leases ..........................                --                --                --                 --
Payments of long-term
     debt and capital leases ..........................            (2,461)               --                --             (2,461)
Discontinued operations ...............................            (2,660)               --                --             (2,660)
Intercompany accounts .................................            (2,999)              345             2,654                 --
                                                           --------------    --------------    --------------     --------------

Net cash provided by (used in)
     financing activities .............................            (1,099)              345             3,549             (2,795)
                                                           --------------    --------------    --------------     --------------
Increase in restricted cash ...........................    $       (2,488)   $           (9)   $       (2,465)    $           14
                                                           ==============    ==============    ==============     ==============

December 31, 2001
                                                           Guarantor         Non-guarantor     JBPCO and
                                                           Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                                           --------------    --------------    --------------    --------------
Net cash provided by (used in)
     operating activities .............................    $       24,347    $       (1,339)   $          809    $       23,877
                                                           --------------    --------------    --------------    --------------
Capital expenditures ..................................            (7,888)               (4)              (42)           (7,934)
Discontinued operations ...............................              (558)               --                --              (558)
Other .................................................                11                 5                --                16
                                                           --------------    --------------    --------------    --------------
Net cash (used in) generated
     by investing activities ..........................            (8,435)                1               (42)           (8,476)
                                                           --------------    --------------    --------------    --------------
Net payments on
     revolving lines of credit ........................           (14,483)             (280)             (597)          (15,360)
Proceeds from long-term
     debt and capital leases ..........................             1,061                --                --             1,061
Payments of long-term
     debt and capital leases ..........................            (2,520)             (101)               --            (2,621)
Discontinued operations ...............................              (728)               --                --              (728)
Intercompany accounts .................................            (3,749)            1,200             2,549                --
                                                           --------------    --------------    --------------    --------------

Net cash provided by (used in)
     financing activities .............................           (20,419)              819             1,952           (17,648)
                                                           --------------    --------------    --------------    --------------
Decrease in restricted cash ...........................    $       (1,344)   $         (903)   $           --    $       (2,247)
                                                           ==============    ==============    ==============    ==============

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Guarantor         Non-guarantor     JBPCO and
                                                           Subsidiaries      Subsidiaries      Eliminations       Consolidated
                                                           --------------    --------------    --------------     --------------
December 31, 2000
Net cash provided by (used in)
     operating activities .............................    $       19,652    $       (1,359)   $       (5,273)    $       13,020
                                                           --------------    --------------    --------------     --------------
Capital expenditures ..................................           (10,427)             (205)              (43)           (10,675)
Purchase of business ..................................            (8,709)               --                --             (8,709)
Proceeds from sale of assets ..........................             1,162                --                --              1,162
Discontinued operations ...............................            (7,849)               --                --             (7,849)
Other .................................................                88                --                --                 88
                                                           --------------    --------------    --------------     --------------
Net cash used in investing
     activities .......................................           (25,735)             (205)              (43)           (25,983)
                                                           --------------    --------------    --------------     --------------
Net proceeds of
     revolving lines of credit ........................             7,612               297               119              8,028
Proceeds from long-term
     debt and capital leases ..........................             5,200                --                --              5,200
Payments of long-term
     debt and capital leases ..........................            (2,102)             (203)               --             (2,305)
Discontinued operations ...............................             3,388                --                --              3,388
Intercompany accounts .................................            (7,367)            1,750             5,617                 --
                                                           --------------    --------------    --------------     --------------
Net cash provided by (used in)
     financing activities .............................             6,731             1,844             5,736             14,311
                                                           --------------    --------------    --------------     --------------
Increase in restricted cash ...........................    $        1,080    $          268    $           --     $        1,348
                                                           ==============    ==============    ==============     ==============

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


18.  SELECTED QUARTERLY INFORMATION

        Shown below are the selected unaudited quarterly data:


                                                    MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                                      2002              2002              2002              2002
                                                 --------------    --------------    --------------    --------------
Net sales ...................................    $       79,678    $       97,608    $       78,388    $       75,310
Cost of sales ...............................            68,924            82,133            68,824            66,023
                                                 --------------    --------------    --------------    --------------
Gross profit ................................            10,754            15,475             9,564             9,287
Selling general and administrative ..........            10,226            10,386             9,318            10,139
Closed and excess facility costs ............                --                --                35               287
Other income ................................               (16)              (38)             (163)             (798)
                                                 --------------    --------------    --------------    --------------
Operating Income ............................               544             5,127               374              (341)
Interest expense ............................             3,257             3,043             3,082             3,124
Income tax provision (benefit) ..............              (940)            1,251              (784)             (691)
                                                 --------------    --------------    --------------    --------------
Income (loss) before discontinued
 operations .................................            (1,773)              833            (1,924)           (2,774)
Loss from discontinued operations ...........              (604)             (563)             (371)           (4,934)
                                                 --------------    --------------    --------------    --------------
Net income (loss) ...........................    $       (2,377)   $          270    $       (2,295)   $       (7,708)
                                                 ==============    ==============    ==============    ==============


Depreciation and amortization ...............    $        2,456    $        2,475    $        2,147    $        2,080
                                                 ==============    ==============    ==============    ==============

Amortization of deferred loan costs .........    $          100    $          100    $          100    $          100
                                                 ==============    ==============    ==============    ==============


                                                    MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                                      2002              2002              2002              2002
                                                 --------------    --------------    --------------    --------------

Net sales ...................................    $       95,006    $      102,833    $       86,151    $       78,575
Cost of sales ...............................            81,294            85,874            72,669            65,778
                                                 --------------    --------------    --------------    --------------
Gross profit ................................            13,712            16,959            13,482            12,797
Selling general and administrative ..........             9,116             9,861             9,456            10,510
Closed and excess facility costs ............               141
Other income ................................               (47)              (28)              (20)             (190)
                                                 --------------    --------------    --------------    --------------
Operating Income ............................             4,643             7,126             4,046             2,336
Interest expense ............................             3,498             3,363             3,232             3,059
Income tax provision (benefit) ..............               369             1,303               340               817
                                                 --------------    --------------    --------------    --------------
Income (loss) before discontinued
 operations .................................               789             2,460               474            (1,553)
Loss from discontinued operations ...........              (453)             (846)             (990)           (2,122)
                                                 --------------    --------------    --------------    --------------
Net income (loss) ...........................    $          336    $        1,614    $         (516)   $       (3,675)
                                                 ==============    ==============    ==============    ==============


Depreciation and amortization ...............    $        2,216    $        2,586    $        2,621    $        2,982
                                                 ==============    ==============    ==============    ==============

Amortization of deferred loan costs .........    $          100    $          100    $          100    $          100
                                                 ==============    ==============    ==============    ==============

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


         Name                Age        Position
------------------           ---        ------------------------------------------------------------
John B. Poindexter           58         Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee             55         Director
William J. Bowen             81         Director
Andrew Foskey                36         Vice President Business Development
Robert S. Whatley            51         Vice President Finance, Secretary and Treasurer
Larry T. Wolfe               54         Vice President Administration and Assistant Secretary


         John B. Poindexter has served as Chairman of the Board and Director of the Company since 1988, Chief Executive Officer since 1994 and President since November 2002. From 1985 through 1996, Mr. Poindexter was the majority limited partner of J.B. Poindexter & Co., L.P., a privately held, long-term equity investment and management firm formed by Mr. Poindexter. From 1983 through 1985, he was co-managing partner of KD/P Equities, a privately held equity investment firm that he co-founded. From 1976 through 1985, Mr. Poindexter worked for Smith Barney, Harris Upham & Co. While with Smith Barney, he became a senior vice president for its Smith Barney Venture Corporation and Smith Barney Capital Corporation ("SBCC") affiliates and a partner in First Century Partnership II, an investment fund managed by SBCC.

         Stephen P. Magee served as Treasurer and a Director of the Company since the Company was formed in 1988 and as Chief Financial Officer of the Company from 1994 to 2001. Mr. Magee also serves as Chairman of the Audit Committee of the Board of Directors.

         William J. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company ("Transco"), a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco from 1974 until his retirement from that position in 1987.

         Andrew Foskey has served as Vice President Business Development since July 2001.

         Robert S. Whatley has served as Vice President since June 1994.

         Larry T. Wolfe has served as Vice President of Administration since May of 1995.

         Directors who are officers or employees of the Company do not receive fees for serving as directors. The Company pays $20,000 per year as director's fees to each outside director.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


OTHER SIGNIFICANT PERSONS

         Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:


         Name                Age        Position
------------------           ---        ------------------------------------------
Nelson Byman                 56         President of Specialty Manufacturing Group
Bruce Freeman                49         President of TAG
Robert Ostendorf             52         President of Morgan

         Nelson Byman became President of MIC in June of 1998 and President of SMG in January 2001. Previously Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield related equipment.

         Bruce L. Freeman was named Senior Vice President of Operations of J.B Poindexter & Co., Inc., on November 15, 2001 and became President of TAG during July 2002. Previously, Mr. Freeman spent 20 years with the General Electric Company in a variety of operations, senior management and President assignments followed by four years as President of AEC Sterling and later was a Senior Vice President with Northwestern Corporation.

         Robert Ostendorf, Jr. became President and Chief Operating Officer of Morgan Trailer Mfg., Co. in November 1999. Previously, Mr. Ostendorf served as President of the Truck Group of Cambridge Industries, Inc. He has over 23 years of experience in a variety of manufacturing and general management positions in the truck and automotive related industries.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 2002, 2001 and 2000:

SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION
                                            -------------------------------        ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR      SALARY       BONUS          COMPENSATION
                                            ----    ---------    ----------       ------------
John B. Poindexter                          2002       (a)       $       --       $          -
      Chairman of the Board and             2001       (a)       $       --       $          -
                                            2000       (a)
Andrew Foskey                               2002    $ 175,000    $    1,000       $          -
R. S. Whatley Controller                    2002    $ 141,000    $   25,000       $          -
                                            2001    $ 139,360    $   10,000       $          -
                                            2000    $ 135,435    $  120,531       $          -
L. T. Wolfe Vice President                  2002    $ 212,000    $   55,000       $          -
      Administration                        2001    $ 213,750    $   40,000       $          -
                                            2000    $ 207,867    $  278,516       $          -

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

MANAGEMENT SERVICES AGREEMENT

         Concurrently with the Note Offering, the Company entered into a Management Services Agreement with a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as the Company's Chairman of the Board and Chief Executive Officer. The Company paid to Southwestern approximately $549,000 during the year ended December 31, 2002 for the services of Mr. Poindexter. The annual fee is subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern for the provision of Mr. Poindexter's services and may increase the annual fee payable above the automatic annual increase, in each case subject to certain limitations, if after giving effect to such payment and/or increase the Company's Consolidated EBITDA Coverage Ratio, as defined in the Indenture, is 2.00 to 1 or higher.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


ITEM 12. SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                   Beneficial   Ownership
                                                                    Number       Percent
Directors, Officers and 5% Stockholders                            of Shares    of Class
---------------------------------------                            ---------    ---------
John B. Poindexter                                                     3,059          100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

Stephen P. Magee                                                          --           --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

William J. Bowen                                                          --           --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas  77002

All directors and officers as a                                    ---------    ---------
group (3 persons)                                                      3,059          100%
                                                                   ---------    ---------

         Mr. Poindexter has sole voting and investment power with respect to all shares that he beneficially owns.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Poindexter is a member of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 2002, 2001 and 2000, Morgan paid $290,000, $287,000 and $275,000, respectively as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

         The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. For all services the Company paid Southwestern $549,000, $757,000 and $1,377,000 during 2002, 2001 and 2000, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequently to the last time such controls were evaluated by management, including no corrective actions with respect to significant deficiencies and material weaknesses in such controls.

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

     4.2.3           Third Supplemental Indenture dated as of March 8, 2000.

     4.2.4           Fourth Supplemental Indenture dated as of March 17, 2000.

     4.2.5           Fifth Supplemental Indenture dated as of September 29, 2000.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


     10.1.16(g)      Amendment No. 10 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated June 21, 2001

     10.1.17(h)      Amendment No. 11 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated August 14, 2001

     10.1.18(h)      Amendment No. 12 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated December 13, 2001

     10.1.19(h)      Consent to Intercompany Loan to KWS and Brixius to Loan and Security Agreement by and among
                     Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated August 14, 2001.

     10.1.20(i)      Amendment No. 13 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated March 1, 2002

     10.1.21(i)      Amendment No. 14 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated April 22, 2002

     10.1.22         Amendment No. 15 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated May 30, 2002

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

     10.114(a)       J.B. Poindexter & Co., Inc. Long-Term Performance Plan.

     10.115(e)       Asset Purchase Agreement between L.D. Brinkman & Co. (Texas) Inc. and Lowy Group, Inc. dated
                     June 7, 1999.

     21.1            Subsidiaries of the Registrant

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


(a) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-75154) as filed with the Commission on February 10, 1994

(b) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Commission on March 31, 1995.

(c) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1995, as filed with the Commission on March 29, 1996.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


(d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996.

(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 30, 1998.

(f) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, as filed with the Commission on August 14, 1998.

(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Commission on August 14, 2001.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 29, 2002.

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 16, 2002

(b) Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year:

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Certifications:

      I, John B. Poindexter, certify that:

1.    I have reviewed this annual report on Form 10-K of J.B. Poindexter & Co.,
      Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Date:    March 28, 2003                /s/ John B. Poindexter
                                                     -----------------------
                                                     Chief Executive Officer

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES



      I, Robert S. Whatley, certify that:

1.    I have reviewed this annual report on Form 10-K of J.B. Poindexter & Co.,
      Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

              Date:   March 28, 2003             /s/ Robert S. Whatley
                                                 ---------------------------
                                                 Principal Financial Officer

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  J.B. POINDEXTER & CO., INC.


Date: March 28, 2003           By: /s/ John B. Poindexter
                               -------------------------------------------------
                               John B. Poindexter, Chairman of the
                               Board, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: March 28, 2003           /s/ John B. Poindexter
                               -------------------------------------------------
                               John B. Poindexter
                               Chairman and Chief Executive Officer and Director
                               (Principal Executive Officer)


Date: March 28, 2003           /s/ Stephen P. Magee
                               -------------------------------------------------
                               Stephen P. Magee
                               Director


Date: March 28, 2003           /s/ W.J. Bowen
                               -------------------------------------------------
                               W.J. Bowen
                               Director


Date: March 28, 2003           /s/ Robert S. Whatley
                               -------------------------------------------------
                               Robert S. Whatley
                               Vice President Finance
                               (Principal Financial and Accounting Officer)

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES



                                 EXHIBIT INDEX


    EXHIBIT
     NUMBER          DESCRIPTION
---------------      -------------------------------------------------------------------------------------
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

     4.2.3           Third Supplemental Indenture dated as of March 8, 2000.

     4.2.4           Fourth Supplemental Indenture dated as of March 17, 2000.

     4.2.5           Fifth Supplemental Indenture dated as of September 29, 2000.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

     10.1.20(h)      Amendment No. 13 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated March 1, 2002

     10.1.21(h)      Amendment No. 14 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated April 22, 2002

     10.1.22         Amendment No. 15 to Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated May 30, 2002

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
