Form 10-Q
period 2003-03-31
POINDEXTER J B & CO INC
filed 2003-05-15
CIK 918962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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


                                  713-655-9800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 1, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                           MARCH 31,         DECEMBER 31,
                                                                            2003                2002
                                                                          ---------          ------------
                                                                         (Unaudited)
Current assets
     Restricted cash ...........................................          $     996           $     112
     Accounts receivable, net of allowance for doubtful accounts
         of $903 and $828, respectively ........................             30,397              23,175
     Inventories, net ..........................................             26,204              23,103
     Deferred income taxes .....................................              1,547               1,540
     Prepaid expenses and other ................................              1,340               1,130
                                                                          ---------           ---------
         Total current assets ..................................             60,484              49,060
Property, plant and equipment, net .............................             37,290              39,189
Net assets of discontinued operations ..........................                 --                 321
Goodwill, net ..................................................             16,816              16,816
Deferred income taxes ..........................................              6,353               6,548
Other assets ...................................................              3,346               3,405
                                                                          ---------           ---------
     Total assets ..............................................          $ 124,289           $ 115,339
                                                                          =========           =========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt .........................          $     626           $     982
     Borrowings under the revolving credit facilities ..........             16,485              15,866
     Accounts payable ..........................................             16,972              13,310
     Accrued compensation and benefits .........................              5,291               4,850
     Accrued income taxes ......................................                156                 165
     Accrued interest ..........................................              4,208               1,528
     Other accrued liabilities .................................              7,702               6,440
                                                                          ---------           ---------
         Total current liabilities .............................             51,440              43,141
                                                                          ---------           ---------
Noncurrent liabilities
     Long-term debt, less current portion ......................             86,732              86,891
     Other Long-Term Liabilities ...............................              3,393               3,356
     Net liabilities of discontinued operations ................                312                  --
                                                                          ---------           ---------
         Total noncurrent liabilities ..........................             90,437              90,247
                                                                          ---------           ---------
Stockholder's deficit
     Common stock and paid-in-capital ..........................             16,486              16,486
     Cumulative other comprehensive income .....................               (470)               (618)
     Accumulated deficit .......................................            (33,604)            (33,917)
                                                                          ---------           ---------
         Total stockholder's deficit ...........................            (17,588)            (18,049)
                                                                          ---------           ---------
         Total liabilities and stockholder's deficit ...........          $ 124,289           $ 115,339
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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                              ---------------------------
                                                                2003               2002
                                                              --------           --------
                                                                     (Unaudited)
Net sales ..........................................          $ 89,898           $ 79,678
Cost of sales ......................................            77,167             68,924
                                                              --------           --------
Gross profit .......................................            12,731             10,754
Selling, general and administrative expense ........             8,657             10,226
Other income .......................................              (125)               (16)
                                                              --------           --------
Operating income ...................................             4,199                544
Interest expense ...................................             3,345              3,257
                                                              --------           --------
Income (loss) before income taxes ..................               854             (2,713)
Income tax provision (benefit) .....................               390               (940)
                                                              --------           --------
Income (loss) before discontinued operations .......               464             (1,773)
Loss from discontinued operations ..................               151                604
                                                              --------           --------
Net income (loss) ..................................          $    313           $ (2,377)
                                                              ========           ========

        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                    ----------------------
                                                                          (Unaudited)
                                                                      2003           2002
                                                                    -------        -------
Net income (loss) ...........................................       $   313        $(2,377)
Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
     Depreciation and amortization ..........................         2,199          2,456
     Debt issuance costs ....................................           102            100
     Non-cash provision for excess and obsolete inventory ...           158            183
     Non-cash provision for doubtful accounts receivable ....            88            291
     Gain on sale of property, plant and equipment ..........             2             --
     Deferred federal income tax benefit ....................           195         (1,355)
     Decrease accrued pension liability .....................            --            (23)
     Operating cash flows from discontinued operations ......           240          1,014
     Other ..................................................            47             (7)
Change in assets and liabilities, net of the effect of
         discontinued operations:
     Accounts receivable ....................................        (7,236)        (6,500)
     Inventories ............................................        (3,197)        (2,945)
     Prepaid expenses and other .............................          (302)           483
     Accounts payable .......................................         4,280          1,348
     Accrued compensation and benefits ......................           208           (693)
     Accrued income taxes ...................................           (32)            (8)
     Other accrued liabilities ..............................         3,948          2,894
                                                                    -------        -------
         Net cash provided by (used in) operating activities          1,013         (5,139)
                                                                    -------        -------
Cash flows provided by (used in) investing activities:
     Acquisition of property, plant and equipment ...........          (835)        (1,555)
     Discontinued operations ................................           935            (44)
                                                                    -------        -------
         Net cash provided by (used in) investing activities:           100         (1,599)
                                                                    -------        -------

Cash flows (used in) provided by financing activities:
     Net proceeds from revolving lines of credit and
         short-term debt ....................................           718          7,584
     Payments of long-term debt and capital leases ..........          (514)          (608)
     Discontinued operations ................................          (331)            40
     Change in restricted cash ..............................          (884)           (98)
                                                                    -------        -------
         Net cash (used in) provided by financing activities         (1,011)         6,918
                                                                    -------        -------
Effect of exchange rate changes on cash .....................          (102)          (180)
                                                                    -------        -------
         Change in cash .....................................            --             --
Cash beginning of period ....................................            --             --
                                                                    -------        -------
Cash end of period ..........................................       $    --        $    --
                                                                    =======        =======


       The accompanying notes are an integral part of these consolidated financial statements.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


(1) ORGANIZATION AND BUSINESS. J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and, together with JBPCO, the "Company"), operate primarily manufacturing businesses. Operating subsidiaries consist of Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), and Magnetic Instruments Corp., ("MIC Group"). MIC Group has one subsidiary; Universal Brixius Inc., ("Universal") which together with MIC Group and EFP Corporation ("EFP") comprise the Specialty Manufacturing Group ("SMG").

         The consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month period ended March 31, 2003 are not necessarily indications of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 filed with the Securities and Exchange Commission on Form 10-K.

(2) SEGMENT DATA. The following is a summary of the business segment data (in thousands):

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                         --------------------------
                                                                           2003             2002
                                                                         ---------        ---------
NET SALES:
Morgan ...........................................................       $  47,235        $  33,305
TAG ..............................................................          29,514           32,562
Specialty Manufacturing Group ....................................          13,149           13,811
                                                                         ---------        ---------
Net Sales ........................................................       $  89,898        $  79,678
                                                                         =========        =========

OPERATING INCOME (LOSS):
Morgan ...........................................................       $   2,737        $    (802)
TAG ..............................................................           1,625            1,760
Specialty Manufacturing Group ....................................             593            1,007
JBPCO (Corporate) ................................................            (756)          (1,421)
                                                                         ---------        ---------
Operating Income .................................................       $   4,199        $     544
                                                                         =========        =========

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2003             2002
                                                                         ---------       ------------
TOTAL ASSETS AS OF:
Morgan ...........................................................       $  52,379        $  45,490
TAG ..............................................................          43,637           42,346
Specialty Manufacturing Group ....................................          28,828           28,018
JBPCO (Corporate) ................................................            (555)            (515)
                                                                         ---------        ---------
Total Assets .....................................................       $ 124,289        $ 115,339
                                                                         =========        =========


     Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 47% and 45% of Morgan's net sales during each of the three months ended March 31, 2003 and 2002, respectively. Sales related to SMG are concentrated with international oil field service companies, with one customer that accounted for approximately 16% and 12% of SMG's net sales during each of the three months ended March 31, 2003 and 2002, respectively.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


(3) COMPREHENSIVE INCOME (LOSS). The components of comprehensive income (loss) were as follows (in thousands):

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         --------------------
                                                                          2003        2002
                                                                          ----       -------
     Net income (loss)......................................              $313      $ (2,377)
     Foreign currency translation
         gain (loss)........................................               148          (180)
                                                                         -----      ---------
     Comprehensive income (loss)  ..........................              $461       $(2,557)
                                                                          ====       =======


(4) INVENTORIES. Consolidated inventories, net, consisted of the following (in thousands):

                                                                        MARCH 31,      DECEMBER 31,
                                                                         2003             2002
                                                                       ---------       ------------
FIFO Basis Inventory
     Raw Materials  ........................................           $ 15,740          $13,506
     Work in Process........................................              5,470            4,606
     Finished Goods ........................................              4,994            4,991
                                                                       ---------         -------
Total Inventory     ........................................           $ 26,204          $23,103
                                                                       ========          =======

(5) REVOLVING LOAN AGREEMENTS. At March 31, 2003 and December 31, 2002, the Company had total borrowing availability of approximately $36,704,000 and $30,312,000 respectively, of which $4,080,000 was used to secure letters of credit. Additionally as of March 31, 2003 and December 31, 2002, $16,485,000 and $15,866,000 respectively, had been borrowed to fund operations, resulting in unused availability of $16,139,000 and $10,366,000 respectively.

(6) DISCONTINUED OPERATIONS. The Gem Top division of TAG was sold effective February 28, 2003 and treated as a discontinued operation during the year ended December 31, 2002. During the three months ended March 31, 2003 and 2002, net sales of the Gem Top division were $918,000 and $1,996,000, respectively and operating losses were $228,000 and $93,000, respectively.

(7) INCOME TAXES. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The income tax provision (benefit) for the three months ended March 31, 2003 and 2002 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

          The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


(8) CONTINGENCIES.

         CLAIMS AND LAWSUITS. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

         WARRANTY. Morgan provides product warranties for periods of up to five years. TAG provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims. The Company had accrued warranty costs of $2,552,000 and $2,519,000 at March 31, 2003 and December 31, 2002, respectively. During the three months ended March 31, 2003 and 2002, the Company charged to expense $582,000 and $594,000 and made warranty payments of $549,000 and $667,000, respectively.

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

         Since 1989, Morgan has been named as a potentially responsible party ("PRP") with respect to the generation of hazardous materials alleged to have been handled or disposed of at two federal superfund sites in Pennsylvania and one in Kansas. Although a precise estimate of liability cannot currently be made with respect to these sites, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at those sites will not have a material adverse effect on the Company. To date, Morgan's expenditures related to those sites have not been significant. The Company has not recorded a liability related to this matter.

         In a memorandum dated January 10, 2002 and written by the Georgia Environmental Protection Division ("EPD"), TAG was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company has not recorded a liability related to this matter.

         On October 4, 2001, the United States Environmental Protection Agency ("USEPA") filed an administrative complaint against TAG. The USEPA claimed that the Company failed to timely file certain forms allegedly required pursuant to
Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The USEPA originally sought a penalty of $59,000 for issues that arose in 1996. TAG self disclosed issues in other years and has now resolved these claims and the Consent Order and Final Agreement
(CAFO) with USEPA Region V was signed October 24, 2002. The settlement proposed an initial penalty of $161,769, which was reduced to $35,910 that was paid and TAG has implemented two Supplemental Environmental Projects, undertaken in

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

connection with the settlement of this enforcement action, that require approximately $100,000 of capital expenditures.

      On January 29, 2003, USEPA notified Century that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. USEPA is proposing a penalty of $139,786. The Company is engaged in settlement discussions to resolve these and other potential claims. Although a precise estimate of liability cannot currently be made with respect to the alleged violation, the Company has accrued expenses of $16,000 related to this matter.

      During a Phase II Environmental Assessment in November 2002 at KWS Manufacturing, in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by August 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company has reserved approximately $50,000 that it currently believes is adequate to cover the ultimate costs of this matter.

      SELF-INSURED RISKS. The Subsidiaries utilize a combination of insurance coverage and self-insurance programs for property, casualty, workers' compensation, and employee health care. The Company has reserves recorded to cover the self-insured portion of these risks based on known facts and historical trends and management believes that such reserves are adequate and the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

      (9) SUBSEQUENT EVENTS. Effective May 12, 2003, the Company sold the Morgan facility located in Monterrey, Mexico. The Company received cash proceeds of approximately $910,000 that were used to pay down borrowings under the Revolving Loan Agreement. There was no gain or loss on the transaction.

      Effective May 5, 2003 Beltrami, an un-restricted, non-guarantor subsidiary of Morgan, purchased certain assets, primarily inventory, of a truck body manufacturer, located in California, for the purposes of serving new customers in the region. Beltrami paid approximately $400,000, in cash, for the assets and assumed certain liabilities of approximately $240,000. Concurrently with the acquisition, Beltrami entered into a 2 year non-compete agreement with the former owner and a former officer of the company pursuant to which they will be paid for not competing with Morgan. Beltrami will pay an aggregate of approximately $380,000 each year under the terms of the non-compete.

(10) RECENTLY ISSUED ACCOUNTING STANDARDS.

      In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This statement eliminates the requirement under SFAS 4 to aggregate and classify all gains and losses from extinguishment of debt as an extraordinary item, net of the related income tax effect. This statement also amends SFAS 13 to require certain lease modifications with economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 requires reclassification of gains and losses in all prior periods presented in comparative financial statements related to debt extinguishment that do not meet the criteria for extraordinary items in APB 30. The statement is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 effective January 1, 2003. Since the Company has not extinguished any debt since the adoption of this statement, it has had no impact on the Company's consolidated financial position or results of operations.

      In July 2002, the FASB issued SFAS 146, Obligations Associated with Disposal Activities, which is effective for disposal activities initiated after December 15, 2002. SFAS 146 addresses financial accounting and reporting for costs

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

associated with exit or disposal activities and nullifies EITF issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Under this statement the liability for a cost associated with an exit or disposal activity would be recognized and measured at its fair value when it is incurred rather at the date of commitment to an exit plan. Under SFAS 146, severance pay would be recognized over time rather than in advance provided the benefit arrangement requires employees to render future service beyond a "minimum retention period", which would be based on the legal notification period, or if there is no such requirement, 60 days, thereby allowing a liability to be recorded over the employees' future service period. The Company adopted SFAS 146 effective with disposal activities initiated after December 15, 2002. The Company has not engaged in any applicable disposal activities since adopting this statement and consequently this statement had no impact on the consolidated results of operations or consolidated balance sheet of the Company.

      In December 2002, the FASB issued Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since the Company did not issue a guarantee or modify an existing guarantee during the three months ended March 31, 2003, the adoption of this statement did not have a significant impact on its consolidated financial position and results of operations.

      In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. Interpretation 46 currently applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. Since the Company had no such interests arising subsequent to or before January 31, 2003, this interpretation has had no impact on our consolidated results of operations or consolidated balance sheet to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks, and levels of oil and gas exploration.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED
                                 MARCH 31, 2002

      Net sales increased $10.2 million, or 13% to $89.9 million for the three months ended March 31, 2003 compared to $79.7 million during the three months ended March 31, 2002. Morgan's net sales increased 42% or $13.9 million on a 38% increase in unit shipments to approximately 6,400 units. Shipment of product to consumer rental companies that historically are completed in the first and second quarters of the year changed little compared to the same period in 2002. However, shipments of commercial units increased 49% as Morgan's major fleet customers and dealers increased new truck purchases from Morgan. TAG's net sales decreased $3.0 million or 9% to $29.5 million on an 8% decrease in units shipped. SMG's net sales decreased $0.7 million or 5% to $13.1 million as a $0.5 million increase in sales to customers in the energy industry was offset by decreased sales to customers in the consumer products related businesses.

      Morgan's backlog at March 31, 2003 was $51.7 million compared to $46.3 million at December 31, 2002 and $37.4 million at March 31, 2002. The increase was due to additional commercial unit orders during the first quarter of

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

2003 compared to both the last quarter of 2002 and the first quarter of 2002. SMG's backlog at March 31, 2003 was $17.7 million compared to $18.1 million at December 31, 2002 and $15.8 million at March 31, 2002 as higher activity from customers in the energy industry was offset by lower non-energy orders as of December 31, 2002. TAG's backlog of approximately 2 weeks production was $4.6 million at March 31, 2003 compared to $3.4 million as of December 31, 2002 and $2.8 million as of March 31, 2002.

      Cost of sales increased 12% to $77.2 million for the three months ended March 31, 2003 compared to $68.9 million during the three months ended March 31, 2002. Gross profit increased 18% to $12.7 million (14% of net sales) during the three months ended March 31, 2003 compared to $10.8 million (14% of net sales) for the three months ended March 31, 2002. Gross profit at Morgan increased $3.6 million or 149% to $6.0 million or 13% of sales compared to 7% of sales during 2002, primarily due to higher volume of sales and the associated improved absorption of overhead. TAG's gross profit decreased $0.9 million to $4.3 million (15% of net sales) compared to $5.2 million (16% of net sales) during the three months ended March 31, 2002 period as a result of the reduced absorption of overhead on lower volume. SMG's gross profit decreased $0.8 million to $2.4 million (18% of net sales) compared to $3.2 million (23% of net sales) during the three months ended March 31, 2002 primarily due to increased raw material costs on non-oil related business.

      Selling, general and administrative expenses decreased $1.5 million or 16% to $8.7 million (10% of net sales) for the three months ended March 31, 2003 compared to $10.2 million (13% of net sales) during the three months ended March 31, 2002. Selling, general and administrative expenses decreased to 7% of sales at Morgan compared to 10% for the three months ended March 31, 2002. Selling, general and administrative expense decreased $0.7 million or 21% at TAG, due to reductions in administrative personnel and associated costs. Corporate expenses for the 2003 period declined $0.7 million or 47% primarily as a result of headcount reductions and their associated costs.

      Operating income increased $3.7 million to $4.2 million (5% of net sales) for the three months ended March 31, 2003 compared to $0.5 million (1% of net sales) during the three months ended March 31, 2002. Morgan's operating income increased $3.5 million to $2.7 million for the period due to higher sales. TAG's operating income decreased to $1.6 million (6% of net sales) compared to $1.8 million (5% of net sales) during 2002. SMG's operating income decreased $0.4 million, as increased profits from sales to customers in the energy business were offset by reductions in non-oil related profits. During the three months ended March 31, 2003, SMG recorded income of approximately $125,000, included in Other Income, from benefits paid under a life insurance policy held on a former employee.

      Interest expense was $3.3 million for the three months ended March 31, 2003 and 2002 despite a $2.2 million or 2% increase in average borrowings as a result of a lower overall effective interest rate.

      During the year ended December 31, 2002 the Company treated certain operations as discontinued and sold or terminated those operations during the year with the exception of the Gem Top division of TAG that was sold effective February 28, 2003. Operating losses related to Gem Top were $0.2 million for the three months ended March 31, 2003.

      The income tax provision (benefit) for the three months ended March 31, 2003 and 2002 differ from amounts computed based on the federal statutory rate due to state and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities during the three months ended March 31, 2003 generated cash of $1.0 million compared to using cash of $5.1 million during the same period in 2002. Working capital at March 31, 2003 was $9.0 million compared to $5.9 million at December 31, 2002. The increase was primarily due to increased receivables at Morgan in response to the increase in sales.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

      The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At May 1, 2003, the Company had unused available borrowing capacity of approximately $19.7 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at March 31, 2003 were $16.5 million compared to $15.9 million at December 31, 2002 and $15.6 million at March 31, 2002. Borrowings at March 31, 2002 included borrowings of $1.5 million related to discontinued operations.

      Capital expenditures for the three months ended March 31, 2003 were $0.8 million compared to $1.6 million during the same period in 2002.

      At March 31, 2003 and December 31, 2002, the Consolidated EBITDA coverage Ratio, as defined in the 2004 12.5% Senior Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings, excluding borrowings under the Revolving Loan agreement, enter into capital leases, provide certain guarantees or incur liens on its assets. The Company's Revolving Loan Agreement and Senior Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends, and undertake certain corporate activities. The Company is in compliance with the terms of the Revolving Loan Agreement and the Indenture.

      The Company continually evaluates the most efficient use of its capital and contemplates various strategic options, which may include, without limitation, restructuring its business, indebtedness or capital structure. Accordingly, the Company or its subsidiaries may from time to time consider, among other things, purchasing, refinancing or otherwise retiring certain outstanding indebtedness (whether in the open market or by other means), public or private issuances of debt or equity securities, joint venture transactions, new borrowings, tender offers, exchange offers or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. There can be no assurances that these strategic options, if pursued, will be consummated.

      The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company and the diverse nature of the operations of the Company, in management's opinion, reduces exposure to economic factors such as the current manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the coming year, given its anticipated additional capital expenditures, working capital requirements and its known obligations. On April 17, 2003 the Company submitted an offer to its bondholders of record to exchange the $85 million, 12.5% Senior Notes, due May 2004 for $85 million, 12.5% Senior Notes due May 2007 (New Notes). The expiration date for the exchange offer is May 28, 2003. The offer contemplates a consent fee of 3% payable upon exchange, provides the New Note holders a security interest in principally all the fixed assets of the Company and further restricts the Company from incurring debt and from making certain restricted payments. The Company believes that the completion of the exchange offer is critical to its plan to refinance the existing Notes and failure to complete the exchange offer would materially and adversely affect the Company's ability to refinance the existing Notes. There can be no assurances that any refinancing will be successfully completed.

CRITICAL ACCOUNTING POLICIES

      A discussion of critical accounting policies is included in the Company 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the quarter ended March 31, 2003

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 4. CONTROLS AND PROCEDURES

      On February 21, 2003, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequently to the last time such controls were evaluated, including no corrective actions with respect to significant deficiencies and material weaknesses in such controls.


PART II. OTHER INFORMATION

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

      4.2.6   Sixth Supplemental Indenture dated as of February 28, 2003

      10.1.21 Amendment No. 16 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc dated March 26, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          J.B. POINDEXTER & CO., INC.
                                                  (Registrant)


Date: May 15, 2003                        By: R.S. Whatley
                                          --------------------------------------
                                          R. S. Whatley, Principal Financial and
                                          Accounting Officer

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

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

Date:  May 15, 2003                          /s/ John B. Poindexter
                                             -----------------------------
                                             Chief Executive Officer

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

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

Date:  May 15, 2003                        /s/ Robert S. Whatley
                                           -----------------------------
                                           Principal Financial Officer

                               INDEX TO EXHIBITS


Exhibit No.       Description
-----------       -----------

  4.2.6           Sixth Supplemental Indenture dated as of February 28, 2003

  10.1.21 Amendment No. 16 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc dated March 26, 2003.