Form 10-Q
period 2003-06-30
POINDEXTER J B & CO INC
filed 2003-08-14
CIK 918962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2003
                                                 -------------
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ----------
                         Commission file number 33-75154

                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                           76-0312814
     -------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                                 1100 LOUISIANA
                                   SUITE 5400
                                 HOUSTON, TEXAS
                                      77002
                                     ------
                    (Address of principal executive offices)
                                   (Zip code)

                                  713-655-9800
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 1, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                                                             JUNE 30,             DECEMBER 31,
                                                                              2003                   2002
                                                                          -------------          -------------
                                                                           (Unaudited)
Current assets
     Restricted cash ...........................................         $       1,660          $         112
     Accounts receivable, net of allowance for doubtful accounts
         of $929 and $828, respectively ........................                33,418                 23,175
     Inventories, net ..........................................                27,071                 23,103
     Deferred income taxes .....................................                 1,540                  1,540
     Prepaid expenses and other ................................                 1,067                  1,130
                                                                         -------------          -------------
         Total current assets ..................................                64,756                 49,060
Property, plant and equipment, net .............................                35,556                 39,189
Net assets discontinued operations .............................                    --                    321
Goodwill, net ..................................................                16,816                 16,816
Deferred income taxes ..........................................                 4,664                  6,548
Other assets ...................................................                 5,735                  3,405
                                                                         -------------          -------------
     Total assets ..............................................         $     127,527          $     115,339
                                                                         =============          =============

                      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt .........................         $       1,024          $         982
     Borrowings under the revolving credit facilities ..........                15,720                 15,866
     Accounts payable ..........................................                19,138                 13,310
     Accrued compensation and benefits .........................                 5,357                  4,850
     Accrued income taxes ......................................                   529                    165
     Other accrued liabilities .................................                 9,104                  7,968
                                                                         -------------          -------------
         Total current liabilities .............................                50,872                 43,141
                                                                         -------------          -------------
Noncurrent liabilities
     Long-term debt, less current portion ......................                86,847                 86,891
     Employee benefit obligations and other ....................                 3,274                  3,356
     Net Liabilities of discontinued operations ................                   241                     --
                                                                         -------------          -------------
         Total noncurrent liabilities ..........................                90,362                 90,247
                                                                         -------------          -------------
Commitments and contingencies
Stockholder's deficit
     Common stock and paid-in-capital ..........................                16,486                 16,486
     Cumulative other elements of comprehensive income .........                  (268)                  (618)
     Accumulated deficit .......................................               (29,925)               (33,917)
                                                                         -------------          -------------
         Total stockholder's deficit ...........................               (13,707)               (18,049)
                                                                         -------------          -------------
         Total liabilities and stockholder's deficit ...........         $     127,527          $     115,339
                                                                         =============          =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                             FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                          ENDED JUNE 30,
                                                     --------------------------------          --------------------------------
                                                                  (UNAUDITED)                            (UNAUDITED)
                                                        2003                  2002                2003                 2002
                                                     -----------          -----------          -----------          -----------
Net sales ..................................         $   114,283          $    97,608          $   204,181          $   177,286
Cost of sales ..............................              96,045               82,133              173,212              151,057
                                                     -----------          -----------          -----------          -----------
Gross profit ...............................              18,238               15,475               30,969               26,229
Selling, general and administrative expense                8,702               10,386               17,359               20,612
Exchange offer costs .......................                 940                   --                  940                   --
Other income ...............................                 (35)                 (38)                (160)                 (54)
                                                     -----------          -----------          -----------          -----------
Operating income ...........................               8,631                5,127               12,830                5,671
Interest expense ...........................               2,897                3,043                6,242                6,300
                                                     -----------          -----------          -----------          -----------
Income (Loss) before income taxes ..........               5,734                2,084                6,858                 (629)
Income tax provision .......................               2,178                1,251                2,568                  311
                                                     -----------          -----------          -----------          -----------
Income (Loss) before discontinued operations               3,556                  833                4,020                 (940)
Income (loss) from discontinued operations .                 123                 (563)                 (28)              (1,167)
                                                     -----------          -----------          -----------          -----------
Net Income (Loss) ..........................         $     3,679          $       270          $     3,992          $    (2,107)
                                                     ===========          ===========          ===========          ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                      ------------------
                                                                                         (Unaudited)

                                                                                  2003                2002
                                                                               ----------          ----------
Net income (loss) ....................................................         $    3,992          $   (2,107)
Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
     Depreciation and amortization ...................................              4,300               4,988
     Debt issuance costs .............................................                241                 200
     Non-cash provision for excess and obsolete inventory ............                181                 269
     Non-cash provision for doubtful accounts receivable .............                175                  75
     Deferred federal income tax provision (benefit) .................              1,884                (990)
     Operating cash flows from discontinued operations ...............               (361)                962
     Other ...........................................................                 61                 (33)
Change in assets and liabilities net of the effect of
         discontinued operations and acquisitions:
     Accounts receivable .............................................            (10,243)             (2,966)
     Inventories .....................................................             (3,162)             (1,344)
     Prepaid expenses and other ......................................                (70)                503
     Accounts payable ................................................              6,120               1,486
     Accrued income taxes ............................................                364                  (6)
     Other accrued liabilities .......................................              1,168              (1,023)
                                                                               ----------          ----------
         Net cash provided by operating activities ...................              4,650                  14
                                                                               ----------          ----------
Cash flows used in investing activities:
     Proceeds from sales of business and equipment ...................                865                  19
     Purchase of business ............................................               (400)                 --
     Acquisition of property, plant and equipment ....................             (1,783)             (2,945)
     Discontinued operations .........................................                933                 (90)
                                                                               ----------          ----------
         Net cash used in investing activities .......................               (385)             (3,016)
                                                                               ----------          ----------
Cash flows provided by (used in) financing activities:
     Net (payments) proceeds from revolving lines of credit and
         short-term debt .............................................                 67               6,542
     Proceeds from long-term debt and capital leases .................                695                  --
     Payments of long-term debt and capital leases ...................               (697)             (1,200)
     Discontinued operations .........................................                 --              (1,098)
     Exchange Offer consent fee and debt costs .......................             (2,650)                 --
     Change in restricted cash .......................................             (1,548)             (1,344)
                                                                               ----------          ----------
         Net cash (used in) provided by financing activities .........             (4,133)              2,900
                                                                               ----------          ----------
     Effect of exchange rate on cash .................................               (132)                102
                                                                               ----------          ----------
Change in cash .......................................................                 --                  --
Cash beginning of period .............................................                 --                  --
                                                                               ----------          ----------

Cash end of period ...................................................         $       --          $       --
                                                                               ==========          ==========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


    (1) ORGANIZATION AND BUSINESS. J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and, together with JBPCO, the "Company"), operate primarily manufacturing businesses. Subsidiaries consist of Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("TAG"), and Magnetic Instruments Corp., ("MIC Group"). MIC Group has one operating subsidiary, Universal Brixius Inc., ("Universal") which together with MIC Group and EFP Corporation ("EFP") comprise the Specialty Manufacturing Group (SMG). SWK Inc., formerly KWS Manufacturing Inc., the operations of which were sold effective December 31, 2002, is a subsidiary of MIC.

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the six-month period ended June 30, 2003 are not necessarily indications of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 filed with the Securities and Exchange Commission on Form 10-K.

(2) SEGMENT DATA. The following is a summary of the business segment data (in thousands):


                                                      FOR THE THREE MONTHS                        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,                             ENDED JUNE 30,
                                                --------------------------------          --------------------------------
                                                   2003                  2002                2003                 2002
                                                -----------          -----------          -----------          -----------
    NET SALES:
    Morgan ............................         $    65,595          $    49,607          $   112,830          $    82,912
    TAG ...............................              34,902               34,596               64,416               67,158
    Specialty Manufacturing Group .....              13,786               13,405               26,935               27,216
                                                -----------          -----------          -----------          -----------
    Net Sales .........................         $   114,283          $    97,608          $   204,181          $   177,286
                                                ===========          ===========          ===========          ===========

    OPERATING INCOME (LOSS):
    Morgan ............................         $     6,326          $     3,840          $     9,063          $     3,038
    TAG ...............................               3,281                1,839                4,906                3,599
    Specialty Manufacturing Group .....                 786                1,046                1,379                2,053
    JBPCO (Parent) ....................              (1,762)              (1,598)              (2,518)              (3,019)
                                                -----------          -----------          -----------          -----------
    Operating Income ..................         $     8,631          $     5,127          $    12,830          $     5,671
                                                ===========          ===========          ===========          ===========



                                                            JUNE 30,           DECEMBER 31,
                                                              2003                 2002
                                                          ------------         ------------
    TOTAL ASSETS AS OF:
    Morgan ......................................         $     52,505         $     45,490
    TAG .........................................               45,197               42,346
    Specialty Manufacturing Group ...............               29,348               28,018
    JBPCO (Corporate) ...........................                  477                 (515)
                                                          ------------         ------------
    Total Assets ................................         $    127,527         $    115,339
                                                          ============         ============

    Morgan has two customers (truck leasing and rental companies) that accounted for approximately 52% and 37% of Morgan's net sales during each of the six months ended June 30, 2003 and 2002, respectively. SMG has an industry concentration, in international oil field service companies; sales to these customers accounted for 29% and

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


22% of net sales, with one customer that accounted for approximately 15% and 12% of SMG's net sales during each of the six months ended June 30, 2003 and 2002, respectively.

(3) COMPREHENSIVE INCOME. The components of comprehensive income (loss) were as follows (in thousands):


                                                     FOR THE THREE MONTHS                   FOR THE SIX MONTHS
                                                         ENDED JUNE 30,                        ENDED JUNE 30,
                                                -----------------------------         -----------------------------
                                                   2003               2002               2003               2002
                                                ----------         ----------         ----------         ----------
    Net income ........................         $    3,679         $      270         $    3,992         $   (2,107)
    Foreign currency translation
        adjustments ...................                202                290                350                110
                                                ----------         ----------         ----------         ----------
    Comprehensive income ..............         $    3,881         $      560         $    4,342         $   (1,997)
                                                ==========         ==========         ==========         ==========

(4) INVENTORIES. Consolidated net inventories consisted of the following (in thousands):


                                                            JUNE 30,        DECEMBER 31,
                                                             2003               2002
                                                          ----------        -----------
    FIFO Basis Inventory:
         Raw Materials ..........................         $   15,165         $   13,506
         Work in Process ........................              6,456              4,606
         Finished Goods .........................              5,450              4,991
                                                          ----------         ----------
    Total Inventory .............................         $   27,071         $   23,103
                                                          ==========         ==========

(5) REVOLVING LOAN AGREEMENTS. At June 30, 2003 and December 31, 2002, the Company had total borrowing availability of approximately $40,406,000 and $30,312,000 of which approximately $4,100,000 was used to secure letters of credit. Additionally as of June 30, 2003 and December 31, 2002, $15,720,000 and $15,866,000, respectively had been borrowed to fund operations, resulting in unused availability of $20,616,000 and $10,366,000 respectively.

(6) DISCONTINUED OPERATIONS. The Gem Top division of TAG was sold effective February 28, 2003 and has been presented as a discontinued operation. During the six months ended June 30, 2003 and 2002, net sales of the Gem Top division were $918,000 and $3,744,000, respectively and operating losses, net of income taxes, were $183,000 and $39,000 respectively.

         The operations of SWK (formerly KWS, a division of SMG) were sold effective December 31, 2002 and have been presented as discontinued. During the six months ended June 30, 2003 operating losses of SWK were $30,000 net of income taxes. For the six months ended June 30, 2002 net sales of SWK were $4,637,000 and the operating loss was $441,000 net of income taxes.

         The Company sold its Lowy operations during 1999 and presented the operations as discontinued. During the six months ended June 30, 2003, Lowy recorded a gain of $185,000, net of income taxes, as a result of a legal settlement.

         During the six months ended June 30, 2002, the Income (loss) from discontinued operations included the operating losses of the TAG Polymer Products and Distribution divisions and the Marlin plant of SMG of $471,000 and $216,000 net of income taxes, respectively. The tax benefit of $738,000 recorded against discontinued operations as of June 30, 2002 was reduced by a valuation allowance of $738,000 effective December 31, 2002.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7) LONG TERM DEBT AND NOTE OFFERING. Effective June 10, 2003 the Company successfully completed the exchange of $84,985,000 of its 12.5% Senior Notes due May 2004 (Old Notes) for $84,985,000 of 12.5% Senior Secured Notes due May 2007 (New Notes). The interest rate is 12.50% per year; provided that, if on May 15, 2005, the Company has not retired (either through tender offers or redemptions) at least an aggregate of $7.5 million of New Notes since the issue date of the New Notes, the interest rate on the New Notes will increase by 200 basis points (i.e., 2.0%) until the interest payment date immediately succeeding the date on which the Company has repaid an aggregate of at least $7.5 million of New Notes; provided further, if on May 15, 2006, the Company has not retired (either through tender offers or redemptions) at least an aggregate of $15 million of New Notes since the issue date of the New Notes, the interest rate on the New Notes will increase by an additional 250 basis points (i.e., 2.5%) from the interest rate then in effect until the interest payment date immediately succeeding the date on which the Company has repaid an aggregate of at least $15.0 million of New Notes. Interest on the New Notes accrues from May 15, 2003 and will be payable on May 15 and November 15 of each year and at maturity, commencing on November 15, 2003. Interest will be paid in cash provided that, at the option of the Company, any three of the first five interest payments (i.e., November 15, 2003, May 15 and November 15, 2004 and May 15 and November 15,
2005) may be made (i) half in cash and (ii) half in the form of additional New Notes, or paid-in kind, with a principal amount equal to 112.5% of the amount of cash that would have otherwise been payable.

         The New Notes rank senior in right of payment to all subordinated debt of the Company, and pari passu in right of payment with all senior debt of the Company, including obligations under the Company's Revolving Loan Agreement. However, the New Notes are effectively subordinated to the Company's obligations under the Revolving Loan Agreement to the extent of the value of the assets securing such obligations. While the Company's unsecured and unsubordinated indebtedness rank pari passu with the New Notes in right of payment, the holders of the New Notes may, to the exclusion of unsecured creditors, seek recourse against the pledged assets as security for the New Notes until amounts owed under the New Notes are satisfied in full.

         The Company's obligations under the New Notes are guaranteed by all of its current and future subsidiaries (the "Subsidiaries" or the "Guarantors"), other than Beltrami Door Company ("Beltrami") which was merged with and into Morgan effective June 10, 2003.

         The New Notes are secured by a perfected, first priority security interest in all the assets owned by the Company and the Subsidiaries except for the assets securing the Revolving Credit Agreement (primarily cash, inventory and accounts receivable) and the assets of Universal Brixius, Inc., securing borrowings under a term loan agreement. The New Notes are also secured by a pledge of the capital stock of the Company's subsidiaries, other than the stock of Morgan. The Company agreed not to encumber the stock of Morgan.

         The New Indenture includes covenants that limit the ability of the Company and the ability of the Company's Restricted Subsidiaries to: incur additional debt, including guarantees; make acquisitions; sell assets; make investments and other restricted payments, pay dividends, redeem or repurchase capital stock or subordinated obligations, subject to certain exceptions; create specified liens; create or permit restrictions on the ability of the Company's Restricted Subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; engage in sale and leaseback transactions; consolidate or merge with or into other companies or sell all or substantially all of their assets.

         Costs associated with the Exchange Offer of $940,000 were expensed during the six months ended June 30, 2003. The Company paid a consent fee to the holders of the Old Notes of 3% or approximately $2,550,000 that was paid in cash effective June 10, 2003. The consent fee was capitalized as deferred loan costs and will be amortized as interest expense over the term of the New Notes.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(8) ASSET ACQUISITIONS AND DISPOSITIONS. Effective May 12, 2003, the Company sold the Morgan facility located in Monterrey, Mexico. The Company received cash proceeds of approximately $865,000, net of fees, which was used to pay down borrowings under the Revolving Loan Agreement. There was no gain or loss on the transaction.

         Effective May 5, 2003 Beltrami purchased certain assets, primarily inventory, of a truck body manufacturer, located in Los Angeles, California. Beltrami was an un-restricted, non-guarantor subsidiary of Morgan prior to June 10, 2003 and was merged into Morgan on that date. Beltrami paid approximately $400,000, in cash, for the assets and assumed certain liabilities of approximately $240,000. Concurrently with the acquisition, Beltrami entered into a 2 year non-compete agreement with the former owner and a 2 year consulting agreement with a former officer of the company. Beltrami will pay an aggregate of approximately $380,000 each year under the terms of the agreements. The acquisition provided Morgan with an operational manufacturing facility and was a cost effective alternative to a planned investment in a new facility in the Los Angeles market.

(9) INCOME TAXES. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The income tax provision (benefit) for the six months ended June 30, 2003 and 2002 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

         The Company recorded a valuation allowance of $2,665,000 during the year ended December 31, 2002 to reduce deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

(10)     CONTINGENCIES.

         CLAIMS AND LAWSUITS. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

         WARRANTY. Morgan provides product warranties for periods of up to five years. TAG provides a warranty period, exclusive to the original product owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims. The Company had accrued warranty costs of $2,541,000 and $2,519,000 at June 30, 2003 and December 31, 2002, respectively. During the six months ended June 30, 2003 and 2002, the Company charged to expense $1,291,000 and $1,356,000 and made warranty payments of $1,269,000 and $1,417,000, respectively.

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

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

         In a memorandum dated January 10, 2002 issued by the Georgia Environmental Protection Division ("EPD"), TAG was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company has not recorded a liability related to this matter.

         On October 4, 2001, the United States Environmental Protection Agency ("USEPA") filed an administrative complaint against TAG. The USEPA claimed that the Company failed to timely file certain forms allegedly required pursuant to
Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The USEPA originally sought a penalty of $59,000 for issues that arose in 1996. TAG self disclosed issues in other years and has now resolved these claims and the Consent Order and Final Agreement
(CAFO) with USEPA Region V was signed October 24, 2002. The settlement proposed an initial penalty of $161,769, which was reduced to $35,910 that was paid and TAG implement two Supplemental Environmental Projects, undertaken in connection with the settlement of this enforcement action, that require approximately $124,000 of capital expenditures.

         On January 29, 2003, USEPA notified TAG that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. USEPA is proposing a penalty of $139,786. The Company is engaged in settlement discussions to resolve these and other potential claims. The liability with respect to the alleged violation is estimated to be approximately $21,000. The Company has accrued expenses of $20,000 and has implemented four Supplemental Environmental Projects, undertaken in connection with this matter, that require approximately $90,000 of capital expenditures.

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

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


reserves recorded to cover the self-insured portion of these risks based on known facts and historical trends and management believes that such reserves are adequate and the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(11) RECENTLY ISSUED ACCOUNTING STANDARDS.

         In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. Interpretation 46 currently applies to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtains an interest after that date. Since the Company had no such interests arising subsequent to or before January 31, 2003, this interpretation has had no impact on its consolidated results of operations or consolidated balance sheet to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates in industries that are dependent on various factors reflecting general economic conditions, including corporate profitability, consumer spending patterns, sales of truck chassis and new pickup trucks and levels of oil and gas exploration.

RESULTS OF OPERATIONS

    SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net sales increased $26.9 million, or 15% to $204.2 million for the six months ended June 30, 2003 compared to $177.3 million during the six months ended June 30, 2002. Morgan's net sales increased 36% or $29.9 million on a 23% increase in unit shipments to approximately 15,123 units. The greater percentage increase in net sales over unit shipments reflects changes in the mix of products sold and not improved pricing. Shipment of product to consumer rental companies that historically are completed in the first and second quarters of the year and generally command a lower unit price decreased 21% compared to the same period in 2002. However, shipments of commercial units increased 64% as Morgan's major fleet customers and dealers increased new truck body purchases from Morgan. TAG's net sales decreased $2.7 million or 4% to $64.4 million on a 6% decline in unit shipments during the 2003 period compared to the prior year period. SMG's net sales decreased $0.3 million or 1% to $26.9 million as a $1.1 million increase in sales to customers in the energy industry was offset by decreased sales to non-energy customers.

         Morgan's backlog at June 30, 2003 was $41.1 million compared to $46.3 million at December 31, 2002 and $24.7 million at June 30, 2002. The increase was due to additional commercial unit orders during the first six months of 2003 compared to both the last six months of 2002 and the first six months of 2002. SMG's backlog at June 30, 2003 was $17.6 million compared to $18.1 million at December 31, 2002 and $15.8 million at June 30, 2002. Higher activity from customers in the energy industry was offset by lower non-energy orders as of December 31, 2002. TAG's backlog of approximately 2 weeks production was $6.2 million at June 30, 2003 compared to $3.6 million as of December 31, 2002 and $4.0 million as of June 30, 2002. The TAG backlog increased at June 30, 2003 compared to December as a result of the seasonal increase in sales activity.

         Cost of sales increased 15% to $173.2 million for the six months ended June 30, 2003 compared to $151.1 million during the six months ended June 30, 2002. Gross profit increased 18% to $31.0 million (15% of net sales) during the six months ended June 30, 2003 compared to $26.2 million (15% of net sales) for the six months ended June 30, 2002. Gross profit at Morgan increased $6.2 million or 66% to $15.6 million or 14% of sales compared to 11% of sales during 2002, primarily due to higher volume of sales and the associated improved absorption of overhead.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


TAG's gross profit decreased slightly to $10.4 million (16% of net sales) compared to $10.6 million (16% of net sales) during the six months ended June 30, 2002 period. SMG's gross profit decreased $1.2 million to $5.0 million (19% of net sales) compared to $6.2 million (23% of net sales) during the six months ended June 30, 2002 primarily due to increased raw material costs on non-oil related business.

         Selling, general and administrative expenses decreased $3.2 million or 16% to $17.4 million (9% of net sales) for the six months ended June 30, 2003 compared to $20.6 million (12% of net sales) during the six months ended June 30, 2002. Expenses decreased to 6% of sales at Morgan compared to 8% for the six months ended June 30, 2002. Expenses decreased $1.5 million or 22% at TAG, due to reductions in administrative personnel and associated costs. Corporate expenses for the 2003 period declined $1.4 million or 48% primarily as a result of personnel reductions and their associated costs and a reduction in insurance costs of $0.4 million during 2003.

         Operating income increased $7.2 million to $12.8 million (6% of net sales) for the six months ended June 30, 2003 compared to $5.7 million (3% of net sales) during the six months ended June 30, 2002. Morgan's operating income increased $6.0 million to $9.1 million for the period due to higher sales. TAG's operating income increased 36% or $1.3 million to $4.9 million (8% of net sales) compared to $3.6 million (5% of net sales) during 2002. SMG's operating income decreased $0.7 million, as increased profits from sales to customers in the energy business were offset by reductions in non-oil related profits. During the six months ended June 30, 2003, SMG recorded income of approximately $118,000, included in Other Income, from benefits paid under a life insurance policy held on a former employee. Operating income for the 2003 period was reduced by costs of $940,000 associated with the offer to exchange the Senior Notes that was successfully completed on June 10, 2003.

         Interest expense was $6.2 million for the six months ended June 30, 2003 compared to $6.3 million for the same period in 2002 despite a $3.9 million or 31% increase in average revolver borrowings.

         The income tax provision (benefit) for the six months ended June 30, 2003 and 2002 differ from amounts computed based on the federal statutory rate due to state and foreign taxes.

               SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

         Net sales increased $16.7 million or 17% to $114.3 million for the quarter ended June 30, 2003 compared to $97.6 million during the 2002 period. Morgan's sales increased 32% or $16.0 million as shipments of Morgan's commercial units increased 76% offset by a 37% decrease in shipments of consumer rental products. TAG's sales increased slightly to $34.9 million on a 2% decrease in units shipped. SMG's sales increased 3% to $13.8 million primarily due to a $0.6 million or 14% decrease in sales to customers in the energy services business.

         Cost of sales increased 17% to $96.0 million for the quarter ended June 30, 2003 compared to $82.1 million during the 2002 period. Gross profit increased 18% to $18.2 million (16% of net sales) during the 2003 quarter compared to $15.5 million (16% of net sales) for 2002. Gross profit at Morgan increased $2.6 million (37%) to $9.5 million or 15% of sales compared to 14% of sales during 2002 as the higher volume of production and reduced fixed overhead costs improved overhead absorption rates and therefore the gross profit margin. TAG's gross profit as a percent of sales increased to 17% during the 2003 compared to 16% during the 2002 period primarily as a result of lower material costs. SMG's gross profit decreased $0.5 million to $2.6 million (19% of net sales) during 2003 compared to $3.1 million (23% of net sales) during 2002 primarily due to increased material costs.

         Selling, general and administrative expenses were $8.7 million (8% of net sales) for the quarter ended June 30, 2003 compared to $10.4 million (11% of net sales) during 2002. TAG and SMG reduced expenses $0.8 million or 23% and $0.2 million or 10%, respectively, partially offset by a $0.1 million increase at Morgan. Corporate expenses decreased $0.8 million or 49% on reduced salary and related costs.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

         Operating income was $8.6 million (8% of net sales) for the quarter ended June 30, 2003 compared to $5.1 million (5% of net sales) in 2002. Morgan's operating income increased $2.5 million for the period on an improved gross profit margin and TAG's operating income increased $1.4 million on improved gross profits and reduced general and administrative expense. SMG's operating income decreased $0.3 million or 25% as a result of lower gross profits.

         Interest expense was $2.9 million for the quarter ended June 30, 2003, 3% less than the $3.0 million during the same period in 2002. The decrease was due to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

         Effective June 10, 2003 the Company successfully completed the exchange of $84,985,000 of its 12.5% 2004 Senior Notes for a like number of 12.5% 2007 Senior Secured Notes, thereby extending the maturity of the principal portion of its long term debt by 3 years. The Company paid a consent fee of 3% or approximately $2,550,000 in cash at the time of closing to the holders of the Old Notes.

         Operating activities during the six months ended June 30, 2003 generated cash of $4.6 million compared to break even during the same period in 2002. Working capital at June 30, 2003 was $13.9 million compared to $5.9 million at December 31, 2002. The increase was primarily due to increased receivables and inventory in response to the increase in sales during the six months ended June 30, 2003.

         The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At August 1, 2003, the Company had unused available borrowing capacity of approximately $20.7 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at June 30, 2003 were $15.7 million compared to $15.9 million at December 31, 2002 and $15.0 million at June 30, 2002.

         Capital expenditures for the six months ended June 30, 2003 were $1.8 million compared to $2.9 million during the same period in 2002.

         At June 30, 2003 and December 31, 2002, the Consolidated EBITDA coverage Ratio, as defined in the 2007 12.5% Senior Secured Notes Bond Indenture, was less than 2:1. As a result, the Company is limited in its ability to incur additional borrowings for capital expenditures, excluding borrowings under the Revolving Loan agreement. The Company's Revolving Loan Agreement and Senior Secured Notes Indenture restrict the ability of the Company to dispose of assets, incur debt, pay dividends, and undertake certain corporate activities. The Company is in compliance with the terms of the Revolving Loan Agreement and the Indenture.

         The Company continually evaluates the most efficient use of its capital and contemplates various strategic options, which may include, without limitation, restructuring its indebtedness or capital structure. Accordingly, the Company or its subsidiaries may from time to time consider, among other things, purchasing, refinancing or otherwise retiring certain outstanding indebtedness, public or private issuances of debt or equity securities, joint venture transactions, new borrowings, offers to purchase, exchange offers or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. There can be no assurances that these strategic options, if pursued, will be consummated. The Company, under the terms of the New Notes indenture, will incur significant interest penalties if it has not retired at least $15 million of New Notes by May 15, 2006.

         The Company believes that it has adequate resources to meet its working capital, debt service and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company and the diverse nature of the operations of the Company, in management's opinion, reduces exposure to economic factors such as a manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the coming year, given anticipated business conditions, its anticipated additional capital expenditures, working capital requirements and its known obligations.

CRITICAL ACCOUNTING POLICIES

         A discussion of critical accounting policies is included in the Company 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the quarter ended June 30, 2003

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management with the participation of the Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information as of the end of the fiscal quarter ended June 30, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        4.2.5   Senior Secured Notes Indenture dated June 10, 2003


       10.1.21 Amendment No. 17 to the Loan and Security Agreement by and among Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated April 22, 2003.

       31.1     Certification by the Chief Executive Officer dated August 14,
                2003

       31.2     Certification by the Principal Financial Officer dated August
                14, 2003

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       J.B. POINDEXTER & CO., INC.
                                              (Registrant)


Date: August 14, 2003                  By: R.S.Whatley
                                        --------------------------------------
                                       R. S. Whatley, Principal Financial and
                                       Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------

        4.2.5   Senior Secured Notes Indenture dated June 10, 2003

       10.1.21  Amendment No. 17 to the Loan and Security Agreement by and among
                Congress Financial Corporation and J.B. Poindexter & Co., Inc., dated April 22, 2003.

       31.1     Certification by the Chief Executive Officer dated August 14,
                2003

       31.2     Certification by the Principal Financial Officer dated August
                14, 2003
