Form 10-Q
period 2003-09-30
POINDEXTER J B & CO INC
filed 2003-11-14
CIK 918962

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of October 1, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                        SEPTEMBER 30,   DECEMBER 31,
                                                                            2003            2002
                                                                          ---------       ---------
                                                                         (Unaudited)
Current assets
     Restricted cash ...............................................      $   1,984       $     112
     Accounts receivable, net of allowance for doubtful accounts
         of $936 and $828, respectively ............................         34,444          23,175
     Inventories, net of allowance for excess and obsolete inventory
         of $1,914 and $2,123, respectively ........................         25,695          23,103
     Deferred income taxes .........................................          1,648           1,540
     Prepaid expenses and other ....................................          1,734           1,130
                                                                          ---------       ---------
         Total current assets ......................................         65,505          49,060
Property, plant and equipment, net .................................         34,166          39,189
Net assets discontinued operations .................................             --             321
Goodwill ...........................................................         16,816          16,816
Deferred income taxes ..............................................          2,504           6,548
Other assets .......................................................          5,981           3,405
                                                                          ---------       ---------
     Total assets ..................................................      $ 124,972       $ 115,339
                                                                          =========       =========
                      LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
     Current portion of long-term debt .............................      $     983       $     982
     Borrowings under the revolving credit facilities ..............         20,006          15,866
     Accounts payable ..............................................         16,336          13,310
     Accrued compensation and benefits .............................          6,272           4,850
     Accrued income taxes ..........................................            318             165
     Accrued interest ..............................................          3,547           1,528
     Other accrued liabilities .....................................          7,377           6,440
                                                                          ---------       ---------
         Total current liabilities .................................         54,839          43,141
                                                                          ---------       ---------
Noncurrent liabilities
     Long-term debt, less current portion ..........................         77,471          86,891
     Employee benefit obligations and other ........................          3,436           3,356
     Net liabilities of discontinued operations ....................            437              --
                                                                          ---------       ---------
         Total noncurrent liabilities ..............................         81,344          90,247
                                                                          ---------       ---------
Stockholder's deficit
     Common stock and paid-in-capital ..............................         16,486          16,486
     Cumulative other elements of comprehensive income .............           (243)           (618)
     Accumulated deficit ...........................................        (27,454)        (33,917)
                                                                          ---------       ---------
         Total stockholder's deficit ...............................        (11,211)        (18,049)
                                                                          ---------       ---------
         Total liabilities and stockholder's deficit ...............      $ 124,972       $ 115,339
                                                                          =========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                  ------------------------       -------------------------
                                                         (UNAUDITED)                    (UNAUDITED)
                                                    2003            2002           2003            2002
                                                  ---------       --------       ---------       ---------
Net sales ..................................      $ 104,379       $ 78,388       $ 308,560       $ 255,674
Cost of sales ..............................         88,466         68,824         261,678         219,881
                                                  ---------       --------       ---------       ---------
Gross profit ...............................         15,913          9,564          46,882          35,793
Selling, general and administrative expense           9,034          9,353          26,393          29,965
Exchange offer costs .......................           (109)            --             831              --
Other income ...............................           (384)          (163)           (544)           (217)
                                                  ---------       --------       ---------       ---------
Operating income ...........................          7,372            374          20,202           6,045
Interest expense ...........................          3,066          3,082           9,308           9,382
                                                  ---------       --------       ---------       ---------
Income (loss) before income taxes ..........          4,306         (2,708)         10,894          (3,337)
Income tax provision (benefit) .............          1,823           (784)          4,391            (473)
                                                  ---------       --------       ---------       ---------
Income (loss) before discontinued operations          2,483         (1,924)          6,503          (2,864)
Income (loss) from discontinued operations .            (12)          (371)            (40)         (1,538)
                                                  ---------       --------       ---------       ---------
Net Income (loss) ..........................      $   2,471       $ (2,295)      $   6,463       $  (4,402)
                                                  =========       ========       =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                                   ----------------------
                                                                                        (Unaudited)
                                                                                     2003          2002
                                                                                   --------       -------
Net income (loss) ...........................................................      $  6,463       $(4,402)
Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
     Depreciation and amortization ..........................................         6,532         7,135
     Debt issuance costs ....................................................           469           300
     Non-cash provision for excess and obsolete inventory ...................           205           400
     Non-cash provision for doubtful accounts receivable ....................           176           109
     Gain on buy back of Senior Secured Notes ...............................          (368)           --
     Deferred federal income tax provision (benefit) ........................         3,915        (2,959)
     Operating cash flows from discontinued operations ......................          (175)          681
     Other ..................................................................           (96)          182
Change in assets and liabilities net of the effect of discontinued operations and acquisitions:
     Accounts receivable ....................................................       (11,165)       (4,338)
     Inventories ............................................................        (2,150)         (128)
     Prepaid expenses and other .............................................          (652)           38
     Accounts payable .......................................................         3,305           850
     Accrued income taxes ...................................................            74          (332)
     Other accrued liabilities ..............................................         4,689         3,586
                                                                                   --------       -------
Net cash provided by operating activities ...................................        11,222         1,123
                                                                                   --------       -------
Cash flows used in investing activities:
     Proceeds from sales of business and equipment ..........................           865            72
     Purchase of business ...................................................          (400)           --
     Acquisition of property, plant and equipment ...........................        (2,793)       (4,296)
     Discontinued operations ................................................           953          (156)
                                                                                   --------       -------
         Net cash used in investing activities ..............................        (1,375)       (4,380)
                                                                                   --------       -------
Cash flows provided by (used in) financing activities:
     Net proceeds from revolving lines of credit and
         short-term debt ....................................................         4,382         6,373
     Payments of long-term debt and capital leases ..........................        (9,384)       (1,870)
     Discontinued operations ................................................            --          (980)
     Exchange Offer consent fee and debt costs ..............................        (2,719)           --
     Change in restricted cash ..............................................        (1,872)         (250)
                                                                                   --------       -------
         Net cash (used in) provided by financing activities ................        (9,593)        3,273
                                                                                   --------       -------
     Effect of exchange rate on cash ........................................          (254)          (16)
                                                                                   --------       -------
Change in cash ..............................................................            --            --
Cash beginning of period ....................................................            --            --
                                                                                   --------       -------
Cash end of period ..........................................................      $     --       $    --
                                                                                   ========       =======

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

      The condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the nine-month period ended September 30, 2003 are not necessarily indications of the results that may be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002 filed with the Securities and Exchange Commission on Form 10-K. The consolidated balance sheet as of December 31, 2002 was derived from the audited financial statements for the period ended December 31, 2002.

(2) SEGMENT DATA. The following is a summary of the business segment data (in thousands):

                                     FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                   ------------------------       -------------------------
                                     2003            2002           2003            2002
                                   ---------       --------       ---------       ---------
NET SALES:
Morgan ......................      $  55,487       $ 33,170       $ 168,317       $ 116,082
TAG .........................         34,901         31,784          99,317          98,942
Specialty Manufacturing Group         13,991         13,434          40,926          40,650
                                   ---------       --------       ---------       ---------
Net Sales ...................      $ 104,379       $ 78,388       $ 308,560       $ 255,674
                                   =========       ========       =========       =========
OPERATING INCOME (LOSS):
Morgan ......................      $   4,256       $    847       $  13,319       $   3,885
TAG .........................          2,805           (293)          7,711           3,306
Specialty Manufacturing Group            441            640           1,820           2,693
JBPCO (Parent) ..............           (130)          (820)         (2,648)         (3,839)
                                   ---------       --------       ---------       ---------
Operating Income ............      $   7,372       $    374       $  20,202       $   6,045
                                   =========       ========       =========       =========

                                 SEPTEMBER 30,    DECEMBER 31,
TOTAL ASSETS AS OF:                  2003            2002
                                   ---------       ---------
Morgan ......................      $  53,839       $  45,490
TAG .........................         44,679          42,346
Specialty Manufacturing Group         28,699          28,018
JBPCO (Corporate) ...........         (2,245)           (515)
                                   ---------       ---------
Total Assets ................      $ 124,972       $ 115,339
                                   =========       =========

      Morgan has two customers (truck leasing and rental companies) that accounted for approximately 44% and 35% of Morgan's net sales during each of the nine months ended September 30, 2003 and 2002, respectively. The production of consumer rental units at Morgan is historically completed in the first and second quarters of the year.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Morgan's sales of consumer rental products for the three and nine month periods ended September 30, 2003 and 2002 were approximately $7,200,000, $26,000, $29,455,000 and $25,801,000, respectively. SMG has an industry concentration, in international oil field service companies; sales to these customers accounted for 28% and 22% of net sales, with one customer that accounted for approximately 14% and 13% of SMG's net sales during each of the nine months ended September 30, 2003 and 2002, respectively.

(3) COMPREHENSIVE INCOME. The components of comprehensive income (loss) were as follows (in thousands):

                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                  -------------------       -------------------
                                   2003        2002          2003        2002
                                  ------      -------       ------      -------
Net income .................      $2,471      $(2,295)      $6,463      $(4,402)
Foreign currency translation
    adjustments ............          25         (129)         375          (19)
                                  ------      -------       ------      -------
Comprehensive income .......      $2,496      $(2,424)      $6,838      $(4,421)
                                  ======      =======       ======      =======

(4) INVENTORIES. Consolidated net inventories consisted of the following (in thousands):

                                           SEPTEMBER 30,  DECEMBER 31,
                                              2003           2002
                                            --------       --------
FIFO Basis Inventory:
     Raw Materials ...................      $ 16,563       $ 15,228
     Work in Process .................         6,178          4,606
     Finished Goods ..................         4,868          5,392
     Allowance for excess and obsolete        (1,914)        (2,123)
                                            --------       --------
Total Inventory ......................      $ 25,695       $ 23,103
                                            ========       ========

(5) REVOLVING LOAN AGREEMENTS. At September 30, 2003 and December 31, 2002, the Company had total borrowing availability of approximately $39,618,000 and $30,312,000 of which approximately $5,170,000 and $4,100,000, respectively, was used to secure letters of credit. Additionally as of September 30, 2003 and December 31, 2002, $20,006,000 and $15,866,000, respectively had been borrowed to fund operations and as of September 30, 2003, to fund the purchase of $9,131,000 of the Company's 2007 Senior Notes, resulting in unused availability of $14,442,000 and $10,366,000 respectively.

(6) DISCONTINUED OPERATIONS. The Gem Top division of TAG was sold effective February 28, 2003 and has been presented as a discontinued operation. During the nine months ended September 30, 2003 and 2002, net sales of the Gem Top division were $918,000 and $4,923,000, respectively and operating losses, net of income taxes, were $241,000 and $178,000 respectively.

      The operations of SWK (formerly KWS, a division of SMG) were sold effective December 31, 2002 and have been presented as discontinued. During the nine months ended September 30, 2003 operating losses of SWK were $67,000 net of income taxes. For the nine months ended September 30, 2002 net sales of SWK were $6,388,000 and the operating loss was $708,000 net of income taxes.

      The Company sold its Lowy operations during 1999 and presented the operations as discontinued. During the nine months ended September 30, 2003, Lowy recorded a gain of $268,000, net of income taxes, as a result of a legal settlement and proceeds from the liquidation of certain life insurance policies.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      During the nine months ended September 30, 2002, the Income (loss) from discontinued operations included the operating losses of the TAG Polymer Products and Distribution divisions and the Marlin plant of SMG of $407,000 and $248,000 net of income taxes, respectively. The tax benefit of $1,093,000 recorded against discontinued operations as of September 30, 2002 was reduced by a valuation allowance of $1,093,000 effective December 31, 2002.

(7) LONG TERM DEBT AND NOTE OFFERING. Effective June 10, 2003 the Company successfully completed the exchange (Exchange Offer) of $84,985,000 of its 12.5% Senior Notes due May 2004 (Old Notes) for $84,985,000 of 12.5% Senior Secured Notes due May 2007 (New Notes). Effective September 29, 2003 the Company purchased for cash $9,131,000 of the New Notes. The interest rate on the New Notes is 12.50% per year; provided that, if on May 15, 2006, the Company has not retired (either through tender offers or redemptions) at least an additional aggregate of $3,319,000 of New Notes since the issue date of the New Notes, the interest rate on the New Notes will increase by an additional 250 basis points (i.e., 2.5%) from the interest rate then in effect until the interest payment date immediately succeeding the date on which the Company has repaid an aggregate of at least $3,319,000 of New Notes. Interest on the New Notes accrues from May 15, 2003 and will be payable on May 15 and November 15 of each year and at maturity, commencing on November 15, 2003. Interest will be paid in cash provided that, at the option of the Company, any three of the first five interest payments (i.e., November 15, 2003, May 15 and November 15, 2004 and May 15 and November 15, 2005) may be made (i) half in cash and (ii) half in the form of additional New Notes, or paid-in kind, with a principal amount equal to 112.5% of the amount of cash that would have otherwise been payable.

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

      The Company's obligations under the New Notes are guaranteed by all of its current and future subsidiaries (the "Subsidiaries" or the "Guarantors"), other than Beltrami Door Company ("Beltrami") which was merged with and into Morgan effective June10, 2003 and Acero-Tec. S.A. de C.V., that was sold, subsequent to September 30, 2003, for approximately $123,000 net of taxes and expenses, effective October 19, 2003.

      The New Notes are secured by a perfected, first priority security interest in all the assets owned by the Company and the Subsidiaries except for the assets securing the Revolving Credit Agreement (primarily cash, inventory and accounts receivable) and the assets of Universal Brixius, Inc., that secure borrowings under a term loan agreement. The New Notes are also secured by a pledge of the capital stock of the Company's subsidiaries, other than the stock of Morgan.

      The New Indenture includes covenants that limit the ability of the Company and the ability of the Company's Restricted Subsidiaries to: incur additional debt, including guarantees; make acquisitions; sell assets; make investments and other restricted payments, pay dividends, redeem or repurchase capital stock or subordinated obligations, subject to certain exceptions; create specified liens; create or permit restrictions on the ability of the Company's Restricted Subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; engage in sale and leaseback transactions; consolidate or merge with or into other companies or sell all or substantially all of their assets. The Company is in compliance with all the restrictive covenants of the New Indenture as of September 30, 2003.

      Costs associated with the Exchange Offer of $831,000 were expensed during the nine months ended

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003. The Company paid a consent fee to the holders of the Old Notes of 3% or approximately $2,550,000 that was paid in cash effective June 10, 2003. The consent fee was capitalized as deferred loan costs and will be amortized as interest expense over the term of the New Notes.

      Effective September 29, 2003 the Company purchased for cash $9,131,000 principal amount of its New Notes pursuant to an offer to purchase up to $12.5 million of the New Notes. The Company paid approximately $8,838,000, including accrued interest of approximately $438,000, and recorded a gain, included in Other Income, on the purchase of approximately $367,000 net of deferred loan costs of $288,000 associated with the New Notes purchased.

(8) ASSET ACQUISITIONS, DISPOSITIONS AND SUBSEQUENT EVENT. Effective May 12, 2003, the Company sold the Morgan facility located in Monterrey, Mexico. The Company received cash proceeds of approximately $865,000, net of fees, which was used to pay down borrowings under the Revolving Loan Agreement. There was no gain or loss on the transaction. Effective October 19, 2003, the Company sold the capital stock of Acero-Tec S.A. de C.V., for approximately $123,000 net of foreign taxes and expenses.

      Effective May 5, 2003 Beltrami purchased certain assets, primarily inventory, of a truck body manufacturer, located in Los Angeles, California. Beltrami was an un-restricted, non-guarantor subsidiary of Morgan prior to June 10, 2003 and was merged into Morgan on that date. Beltrami paid approximately $400,000, in cash, for the assets and assumed certain liabilities of approximately $240,000. Concurrently with the acquisition, Beltrami entered into a two year non-compete agreement with the former owner and a two year consulting agreement with a former officer of the company. Beltrami will pay an aggregate of approximately $380,000 each year under the terms of the agreements. The acquisition provided Morgan with an operational manufacturing facility and was a cost effective alternative to a planned investment in a new facility in the Los Angeles market.

(9) INCOME TAXES. The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The income tax provision for the nine months ended September 30, 2003 and the benefit for the 2002 period differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

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

      WARRANTY. Morgan provides product warranties for periods of up to five years. TAG provides a warranty period, exclusive to the original product owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

based on historical experience and estimated future claims. The Company had accrued warranty costs of $2,614,000 and $2,519,000 at September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003 and 2002, the Company increased accrued warranty costs by charging to expense $1,787,000 and $1,892,000 and reduced the amount of accrued warranty costs by making warranty payments of $1,692,000 and $2,069,000, respectively.

      ENVIRONMENTAL MATTERS. The Company's operations are subject to numerous environmental statutes and regulations, including laws and regulations affecting its products, the materials used in and wastes generated by manufacturing the Company's products and the investigation and cleanup of contaminated sites. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water of the United States or that impose workplace health and safety requirements. Pursuant to these laws, some of the Company's operations require permits which may restrict the Company's operations and which are subject to renewal, modification or revocation by issuing authorities. The Company also generates hazardous and non-hazardous wastes. The Company has received notices of noncompliance, from time to time, with respect to its operations, which are typically resolved by correcting the conditions and the payment of minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company. Further, we cannot assure you that the Company has been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions or that the Company will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them. The Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental and workplace health and safety regulatory standards and to the increasingly stringent enforcement of those standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change. Unforeseen significant expenditures required to maintain such future compliance, including unforeseen liabilities, could limit expansion or otherwise have a material adverse effect on the Company's business and financial condition.

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

      On January 29, 2003, USEPA notified TAG that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. USEPA is proposing a penalty of $139,786. The Company is engaged in settlement discussions to resolve these and other potential claims. The liability with respect to the alleged violation is estimated to be approximately $11,000. The Company has accrued expenses of $20,000 and has implemented four Supplemental Environmental Projects, undertaken in connection with this matter, that require approximately $125,000 of capital expenditures.

      During a Phase II Environmental Assessment in November 2002 at KWS Manufacturing, in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by November 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company has reserved approximately $50,000 that it currently believes is adequate to cover the ultimate costs of this matter.

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

(11) RELATED PARTY TRANSACTIONS. John Poindexter owns 100% of the capital stock of Morgan Olson Corporation. Effective with the acquisition by Morgan Olson Corporation on July 15, 2003 of the business and assets of a truck body manufacturing plant located in Sturgis, Michigan, the Company agreed to provide certain services to Morgan Olson pursuant to a Management Services Agreement between the companies. The Company charged Morgan Olson $592,000 during the period ended September 30, 2003 for services provided and as of that date, Accounts Receivable included $158,000 owed to the Company by Morgan Olson that has been subsequently paid.

(12) RECENTLY ISSUED ACCOUNTING STANDARDS. In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 requires that companies that control another entity through interests other than voting interest should consolidate the controlled entity. Interpretation 46 initially applied to variable interest entities created after January 31, 2003 and to variable interest entities in which a company obtained an interest after that date. The effective date of FIN 46 has been deferred to December 31, 2003 for all interests in variable interest entities existing prior to January 31, 2003. Since the Company had no such interests arising subsequent to or before January 31, 2003, this interpretation has had no impact on its consolidated results of operations or consolidated balance sheet to date.

      Effective January 1, 2003, the Company adopted SFAS 146, "Accounting for Costs Associated with Disposal or Exit Activities", which requires liabilities for costs associated with exit or disposal activities to be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. The new rule changes the timing of liability and expense recognition related to exit or disposal activities, but not the ultimate amount of such expenses. This SFAS has had no impact on the Company's consolidated results of operations or consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

      Net sales increased $52.9 million, or 21% to $308.6 million for the nine months ended September 30, 2003 compared to $255.7 million during the nine months ended September 30, 2002. Morgan's net sales increased 45% or $52.2 million on a 37% increase in unit shipments to approximately 22,000 units. The greater percentage increase in net sales over unit shipments reflects changes in the mix of products sold and not improved pricing. Shipment of product to consumer rental companies that historically are completed in the first and second quarters of the year and generally command a lower unit price decreased slightly compared to the same period in 2002. However, shipments of commercial units that represent about 70% of Morgan's sales increased significantly as Morgan's major fleet customers and dealers increased new truck body purchases from Morgan. TAG's net sales increased less than 1% on a 2% decline in unit shipments during the 2003 period compared to the prior year period. Sales of pick up trucks, a leading indicator of TAG's business, rose less than 1% over the same period. SMG's net sales increased 1% to $40.9 million as a $2.1 million increase in sales to customers in the energy industry was offset by decreased sales to non-energy customers.

      Morgan's backlog at September 30, 2003 was $34.6 million compared to $46.3 million at December 31, 2002 and $23.4 million at September 30, 2002. Morgan's backlog decreased at the end of September because it typically

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

comprises commercial sales only at that date, whereas the December backlog includes consumer rental orders also that will be completed during the second quarter of the following year. SMG's backlog at September 30, 2003 was $15.7 million compared to $18.1 million at December 31, 2002 and $15.8 million at September 30, 2002. Higher activity from customers in the energy industry was offset by lower non-energy orders as of December 31, 2002. TAG's backlog of approximately 2 weeks production was $4.0 million at September 30, 2003 compared to $3.6 million as of December 31, 2002 and $4.1 million as of September 30, 2002.

      Cost of sales increased to $261.7 million for the nine months ended September 30, 2003 compared to $219.9 million during the nine months ended September 30, 2002. Gross profit increased to $46.9 million (15% of net sales) during the nine months ended September 30, 2003 compared to $35.8 million (14% of net sales) for the nine months ended September 30, 2002. Gross profit at Morgan increased $10.3 million or 78% to $23.5 million or 14% of sales compared to 11% of sales during 2002, primarily due to higher volume of sales and improved absorption of overhead. TAG's gross profit increased $2.4 million or 18% to $16.3 million (16% of net sales) compared to $13.9 million (14% of net sales) during the nine months ended September 30, 2002 period on a 2% decline in cost of sales due primarily to lower material cost due to changes in product mix. SMG's gross profit decreased $1.7 million to $7.1 million (17% of net sales) compared to $8.7 million (22% of net sales) during the nine months ended September 30, 2002 primarily due to increased raw material content and related costs on non-oil related business.

      Selling, general and administrative expenses decreased $3.6 million or 12% to $26.4 million (9% of net sales) for the nine months ended September 30, 2003 compared to $30.0 million (12% of net sales) during the nine months ended September 30, 2002. Expenses decreased to 6% of sales at Morgan compared to 8% for the nine months ended September 30, 2002. Expenses decreased $1.9 million or 18% at TAG, due to reductions in administrative personnel and associated costs. Corporate expenses for the 2003 period declined $1.2 million or 31% primarily as a result of personnel reductions and their associated costs of approximately $0.6 million and a reduction in insurance costs of $0.4 million during 2003.

      Operating income increased $14.2 million to $20.2 million (7% of net sales) for the nine months ended September 30, 2003 compared to $6.0 million (2% of net sales) during the nine months ended September 30, 2002. Morgan's operating income increased $9.4 million to $13.3 million for the period due to higher sales. TAG's operating income increased $4.4 million to $7.7 million (8% of net sales) compared to $3.3 million (3% of net sales) during 2002. SMG's operating income decreased $0.9 million, as increased profits from sales to customers in the energy business were offset by reductions in non-oil related profits. The Company recorded a gain of $0.4 million on the buy back of $9.1 million of its New Notes that was included in Other Income for the period. Operating income for the 2003 period was reduced by costs of $0.8 million associated with the offer to exchange the Senior Notes that was successfully completed on June 10, 2003.

      Interest expense was $9.3 million for the nine months ended September 30, 2003 compared to $9.4 million for the same period in 2002.

      The income tax provision (benefit) for the nine months ended September 30, 2003 and 2002 differ from amounts computed based on the federal statutory rate due to state and foreign taxes.

                THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

      Net sales increased $26.0 million or 33% to $104.4 million for the quarter ended September 30, 2003 compared to $78.4 million during the 2002 period. Morgan's sales increased 67% or $22.3 million as shipments of Morgan's commercial units increased 40% and Morgan completed a shipment of approximately 1,600 consumer rental units, production of which is traditionally finished by the end of the second quarter. TAG's sales increased 10% to $34.9 million on a 7% increase in units shipped. SMG's sales increased 4% or $0.6 million to $14.0 million primarily due

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

to a $1.1 million increase in sales to customers in the energy services business offset by decreases in sales of packaging products.

      Cost of sales increased to $88.5 million for the quarter ended September 30, 2003 compared to $68.8 million during the 2002 period. Gross profit increased to $15.9 million (15% of net sales) during the 2003 quarter compared to $9.5 million (12% of net SALES) for 2002. Gross profit at Morgan increased $4.1 million to $8.0 million or 14% of sales compared to 12% of sales during 2002 as the higher volume of production and reduced fixed overhead costs improved overhead absorption rates and therefore the gross profit margin. TAG's gross profit as a percent of sales increased to 17% during the 2003 compared to 10% during the 2002 period as a result of lower costs relative to sales. SMG's gross profit decreased $0.4 million to $2.1 million (15% of net sales) during 2003 compared to $2.5 million (19% of net sales) during 2002 primarily due to increased material costs.

      Selling, general and administrative expenses were $9.0 million (9% of net sales) for the quarter ended September 30, 2003 compared to $9.3 million (12% of net sales) during 2002. Overall the average general and administrative headcount was reduced by 40 or 22% for the current quarter compared to a year ago.

      Operating income was $7.4 million (7% of net sales) for the quarter ended September 30, 2003 compared to $0.4 million (less than 1% of net sales) in 2002. Morgan's operating income increased $3.4 million for the period on higher sales and an improved gross profit margin and TAG's operating income increased $3.1 million on improved gross profits and reduced general and administrative expense. SMG's operating income decreased $0.2 million as a result of lower gross profits partially offset by lower general and administrative expense.

      Interest expense was $3.1 million for the quarter ended September 30, 2003, flat with the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

      Effective June 10, 2003 the Company successfully completed the exchange of $84,985,000 of its 12.5% 2004 Senior Notes for a like number of 12.5% 2007 Senior Secured Notes ("New Notes"), thereby extending the maturity of the principal portion of its long term debt by 3 years. The Company paid a consent fee of 3% or approximately $2,550,000 in cash at the time of closing to the holders of the Old Notes. The Company made an offer to purchase up to $12.5 million of its New Notes at a price of between $870 and $920 per $1,000 principal amount effective August 29, 2003. The offer expired on September 29, 2003 and the Company acquired $9.1 million of its New Notes at $920 per $1,000 par value using borrowings under its Revolving Credit Agreement.

      The Company's total funded debt was $98.5 million and $103.7 million as of September 30, 2003 and December 31, 2002, respectively. Long-term Debt decreased $9.4 million primarily as a result of the Company's purchase of $9.1 million of its New Notes which was offset by a $4.1 million increase in borrowings under the Revolving Loan Agreement. The reduction in Long-term Debt will reduce interest expense by approximately $0.5 million per year at current short term interest rates.

      At September 30, 2003 the Consolidated EBITDA Coverage Ratio, as defined in the 2007 12.5% Senior Secured Notes Bond Indenture was 3:1. As a result, the Company is able to incur additional borrowings for capital expenditures. The Company's Revolving Loan Agreement and Senior Secured Notes Indenture restrict the ability of the Company to, incur debt, pay dividends, and undertake certain corporate activities. The Company is in compliance with the terms of the Revolving Loan Agreement and the Indenture.

      Operating activities during the nine months ended September 30, 2003 generated cash of $11.2 million compared to $1.1 million during the same period in 2002. Working capital at September 30, 2003 was $10.7 million compared to $5.9 million at December 31, 2002. The increase was primarily due to increased receivables and inventory in response to the increase in sales during the nine months ended September 30, 2003.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES

      The ability to borrow under the Revolving Loan Agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At November 7, 2003, the Company had unused available borrowing capacity of approximately $20.0 million under the terms of the Revolving Loan Agreement. Borrowings under the Revolving Loan Agreement at September 30, 2003 were $20.0 million compared to $15.9 million at December 31, 2002 and $14.3 million at September 30, 2002. The increase in borrowings at September 30, 2003 was primarily due to the purchase of $9.1 million of the Company's New Notes.

      Capital expenditures for the nine months ended September 30, 2003 were $2.5 million compared to $4.3 million during the same period in 2002.

CRITICAL ACCOUNTING POLICIES

      A discussion of critical accounting policies is included in the Company 2002 Annual Report on Form 10-K. There have been no material changes in critical accounting policies since the date of that filing, or during the quarter ended September 30, 2003

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

ITEM 3. OTHER INFORMATION

      The registrant meets the conditions set forth in General Instructions H
(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

ITEM 4. CONTROLS AND PROCEDURES

      The Company's management with the participation of the Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information as of the end of the fiscal quarter ended September 30, 2003. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal quarter ended September 30, 2003 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

          10.116 Management Services Agreement between J.B. Poindexter & Co., Inc., and Morgan Trailer Mfg. Co., and Morgan Olson Corporation.

          31.1 Certification by the Chief Executive Officer dated November 13, 2003.

                 J.B. POINDEXTER AND CO., INC. AND SUBSIDIARIES


            31.2 Certification by the Principal Financial Officer dated November 13, 2003.


      b. Reports on Form 8-K. The Company filed the following reports Form 8-K during the quarter for which this Form 10-Q is filed:
            Form 8-K filed with the Commission on August 29,2003

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             J.B. POINDEXTER & CO., INC.
                                                    (Registrant)


Date: November 13, 2003                      By: R.S.Whatley
                                                --------------------------------
                                             R. S. Whatley, Principal Financial
                                             and Accounting Officer

                                 Exhibit Index


          10.116 Management Services Agreement between J.B. Poindexter & Co., Inc., and Morgan Trailer Mfg. Co., and Morgan Olson Corporation.

          31.1 Certification by the Chief Executive Officer dated November 13, 2003.

          31.2 Certification by the Principal Financial Officer dated November 13, 2003.