Form 10-K
period 2003-12-31
POINDEXTER J B & CO INC
filed 2004-03-09
CIK 918962

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
================================================================================

          (MARK ONE) [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended DECEMBER 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to __________

                         Commission file number 33-75154
                           J.B. POINDEXTER & CO., INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   76-0312814
---------------------------------        --------------------------------------
 (State or other jurisdiction of         (I.R.S. incorporation or organization)
  Employer Identification No.)

              1100 LOUISIANA
                SUITE 5400
              HOUSTON, TEXAS                               77002
  ----------------------------------------              ----------
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

The number of shares outstanding of each of the registrants' classes of common stock as of February 2, 2004: 3059

Documents Incorporated by Reference: None

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


PART I.


ITEM 1. BUSINESS

J.B. Poindexter & Co., Inc. ("JBPCO") operates primarily manufacturing businesses. JBPCO's operating subsidiaries are Morgan Trailer Mfg. Co., ("Morgan"), Truck Accessories Group, Inc., ("Truck Accessories"), EFP Corporation, ("EFP") and Magnetic Instruments Corp., ("MIC Group").

Unless the context otherwise requires, the "Company", "we", "our" or "us" refers to JBPCO together with its consolidated subsidiaries. The Company is owned and controlled by John B. Poindexter. In May 1994, the Company completed an initial public offering of $100 million, 12 1/2% Senior Notes due 2004 (sometimes referred to herein as the "Initial Note Offering" and the "Notes"). During 2003 the Company completed the exchange (Exchange Offer) of principally all of its $85 million of outstanding Notes for approximately $85 million of 12 1/2 Senior Notes due 2007 ("New Notes"). The Company, subsequently to the Exchange Offer purchased $9.1 million of New Notes under the terms of a modified Dutch auction procedure.

The Company manages its assets on a decentralized basis, with a small corporate staff providing strategic direction and support. The Company operates and manages its subsidiaries within three separate business segments. See Note 3 to the Consolidated Financial Statements of the Company.

MORGAN

Through Morgan, we are a leading manufacturer of commercial truck bodies for medium duty trucks. Morgan generally manufactures products for medium duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with our products are commonly used in a wide variety of applications, including general freight and deliveries, moving and storage and distribution of refrigerated consumables. We also sell service parts and offer service programs for our truck bodies. Formed in 1952, Morgan is headquartered in Morgantown, Pennsylvania, and was acquired by us in 1990.

We reach a broad base of customers nationwide through our sales force and over 180 authorized dealers and distributors. Our customers primarily include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through eight manufacturing plants and seven service facilities in strategic locations nationwide, we can provide timely product delivery and service to its customers.

The principal products we manufacture and sell are: dry freight bodies that are typically fabricated with pre-painted aluminum or fiberglass reinforced plywood panels, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements; refrigerated van bodies fabricated with insulated aluminum or fiberglass reinforced plywood panels that accommodate controlled temperature and refrigeration needs of end-users; and aluminum or fiberglass reinforced plywood cutaway van bodies that are installed only on cutaway chassis, and are available with or without access to the cargo area from the cab. We also manufacture stake bodies, which are flatbeds with various configurations of removable sides and a limited quantity of overhead doors for use on truck bodies produced by us and other truck body manufacturers. We

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


manufacture our products to customer order and specifications and install our products on truck chassis supplied by our customers.

Customers and sales. We principally generate revenue through three sources: sales of truck bodies to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors; sales of truck bodies to consumer rental companies; and sales of parts and service. Morgan's net sales constituted 48%, 45% and 54% of our consolidated net sales in 2001, 2002 and 2003, respectively.

We make sales of truck bodies through our sales force directly to large end-user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies, not including consumer rental sales, constituted 76%, 73% and 79% of Morgan's net sales in 2001, 2002 and 2003, respectively.

We have an independent authorized distributor network of 59 distributors nationwide. Most distributors sell a wide variety of truck or related equipment to truck dealers and end-users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity. We also sell our products directly to truck dealers, selling to over 120 dealers in 2003.

Consumer rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. We make these sales directly to these companies through our sales force. Primary consumer rental product customers include Penske and U Haul. We negotiate contracts for consumer rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the next year. These sales are seasonal, with substantially all product shipments occurring the first six months of the year. Consumer rental sales tend to be the most volatile and price sensitive aspect of Morgan's business and depend on factors such as product mix and delivery schedules. Consumer rental sales constituted 14%, 17% and 15% of Morgan's net sales in 2001, 2002 and 2003, respectively.

Morgan's two largest customers, Ryder Truck Leasing, Inc. and Penske Truck Leasing, L.P., have, together, historically represented approximately 35% to 50% of Morgan's total net sales. Each has been our customer for approximately 20 years and we believe relations with each are good. Sales to these customers represented 19%, 16% and 23% of our consolidated net sales during the years 2001, 2002 and 2003, respectively.

Morgan distributes spare parts through, and offers limited service programs, at its own service and parts facilities and through its authorized distributors. Parts and service sales constituted 8%, 9% and 6% of Morgan's net sales in 2001, 2002 and 2003 respectively.

Manufacturing and supplies. We operate manufacturing, body mounting and parts and service facilities in Florida, Georgia, Pennsylvania, Wisconsin, Texas, Arizona and California. We also have sales, service and body mounting facilities in Florida, Colorado and California. All of Morgan's manufacturing facilities are ISO 9000 certified. We can produce all Morgan products at all Morgan manufacturing facilities.

Generally, Morgan engineers its products to the specifications of the customer. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver a truck chassis to us. We manufacture and install the body on the chassis. The customer arranges for delivery of the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


completed truck. Our production cycle ranges from three to seven days for dry freight products and up to 28 days for more complex refrigerated products.

Morgan has a comprehensive quality assurance program, including qualification of suppliers to ensure satisfactory quality of materials, inspections during the manufacturing process, and a final pre-delivery inspection. To further our objective of producing the highest quality truck body products, we have implemented the Morgan Body Configurator, an online order entry program that allows customers to specify, cost and order truck bodies online. Morgan made 40% of its sales in 2003 through Morgan Body Configurator. This system enables us to reduce specification errors, which, in turn, reduces manufacturing costs and improves delivery performance.

Because contracts for consumer rental sales are entered into in the summer or fall but production does not begin until the following January, we generally have a significant backlog of consumer rental sales orders at the end of each year that is processed through May of the following year. In addition, we typically maintain a significant backlog of commercial sales. Morgan's backlog at December 31, 2003 was $72.0 million compared to $46.3 million at December 31, 2002. We expect to complete all of these orders during 2004.

We provide limited warranties against construction defects in our products. These warranties generally provide for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on our business.

We maintain an inventory of raw materials necessary to build truck bodies according to customers' orders. Because Morgan primarily manufactures its products to order, it does not maintain substantial inventories of finished goods.

Our principal raw materials include aluminum, steel, fiberglass reinforced plywood and hardwood. We acquire raw materials from a variety of sources and has not experienced significant shortages of materials. There are a limited number of suppliers of fiberglass reinforced plywood, an important truck body material. While we have not experienced a disruption in supply, or a shortage, of fiberglass reinforced plywood, such a disruption or shortage could occur in the future. We may not easily be able to replace our existing supply of fiberglass reinforced plywood on acceptable terms or at all. To manage our supply costs, we enter into long term supply contracts on principal materials to lock in prices for up to one year.

Our customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to us depends upon truck manufacturers' production schedules, which are beyond our control. Delays in chassis deliveries can disrupt our operations and can increase our working capital requirements.

Industry. Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, which are affected by general economic conditions. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying from approximately six to seven years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth,

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases they deferred in prior years.

Competition. The truck body manufacturing industry is highly competitive. We compete with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation and, Utilimaster Corporation. There are a large number of smaller manufacturers, who are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price. We believe our customers value Morgan's high quality products and competitive pricing and delivery times.

TRUCK ACCESSORIES GROUP

Through Truck Accessories, we are the leading manufacturer of pickup truck caps and tonneau covers in terms of U.S. and Canadian combined market share. Our products are marketed under leading brand names Leer, Raider, LoRider and Century. Leer is the United States and Canadian combined market leading brand in terms of sales and market share.

Caps and tonneau covers enclose the beds of pickup trucks, turning the bed into a secure weatherproof storage area. Our truck caps and tonneau covers offer customers a variety of designs and features, allowing them to customize the look and utility of their pickup trucks. We offer caps and tonneau covers in multiple distinctive styles with numerous features. Leer has three product lines, ranging from standard to premium, differentiated by features and styling.

Features include cap shape and design, color, paint and finish, window packages, roof racks, glass tint, trim, and interior features such as lighting, carpeting, and special gear storage options. Caps and tonneau covers can be designed to target specific customers. For example, Leer offers lifestyle equipped caps and tonneaus for hunters, fishermen and outdoors enthusiasts, which are styled and designed, through gear storage features and product appearance, to appeal to these customers. Through its multiple lines of caps and tonneau covers, with numerous features, we believe we are an industry leader in product innovation and style.

Our six manufacturing plants and our network of over 1,200 independent dealers provide a national network through which our products are marketed on a non-exclusive basis to individuals, small businesses and fleet operators. We operate two retail stores and also operate Midwest Truck Aftermarket, which distributes a wide array of truck accessories manufactured by a number of other companies and some of our tonneau covers. Truck Accessories' net sales constituted 35%, 39% and 32% of our consolidated net sales during 2001, 2002 and 2003, respectively.

Customer and Sales. Most of our products are purchased by individuals through our network of over 1,200 independent dealers. We sell our products to our dealers through our sales force. We also sell our products in Canada. In 2003, foreign sales (primarily in Canada) represented approximately 11% of Truck Accessories net sales and 4% of our net sales.

In 2003, we expanded our collaboration with Ford to market products at Ford dealerships as new pickup trucks are sold. We developed the first tonneau cover approved by Ford for use on the new Ford F-150 pickup trucks. At some Ford dealers, customers can purchase our tonneau covers, branded "BoxTop" for their new trucks through a dealer-provided catalog. We believe this will

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


provide us with an additional avenue to increase sales. We have also established co-branding arrangements with companies such as Browning and Yamika, to market specifically designed products to hunters and outdoorsmen.

Manufacturing and supplies. We design and manufacture caps and tonneau covers in six manufacturing facilities located in Pennsylvania, Indiana, California and Saskatchewan, Canada. Typical product delivery times range from one to two weeks from the time of the order. Truck Accessories operates a fleet of trucks and trailers to deliver its products to its dealers.

We obtain raw materials and components from a variety of sources. Principal raw materials and components include resin, fiberglass, paint, locks, windows and doors. We have not experienced significant shortages of materials. We purchase our windows for caps from two suppliers, and a substantial majority of them from one supplier, and although the loss of that supplier would disrupt production activities until a replacement supplier could be located, we do not believe that such loss would have a material adverse effect on us. We have maintained a stable supply of materials and components on favorable terms as a result of our size and purchasing power.

Our products are typically manufactured upon receipt of an order by the dealer and, consequently, our backlog represents between one and two weeks production. Truck Accessories' backlog was $4.3 million at December 31, 2003 compared to $3.6 million as of December 31, 2002.

Industry. Sales of caps and tonneaus correspond to the level of new pickup truck sales. In 2003, we estimate that 16% to 18% of new pickup trucks were equipped with caps and tonneau covers. Based on our market share in the United States and Canada of 29%, we estimate that 5% of new pickup trucks are equipped with our caps and tonneau covers. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, will directly influence our business. Based on the Monthly Autocast Report, sales of pickup trucks in the United States are expected to grow by a compound annual growth rate of 2.8% through 2005. Cap and tonneau cover sales are seasonal, with sales typically being higher in the spring and fall than in the summer and winter.

Competition. The pickup truck cap and tonneau cover industry is highly competitive. We compete with two other national competitors, A.R.E., Inc. and Astro, and a number of smaller companies that are regionally focused. Competitive factors include design, features, delivery times, product availability, warranty terms, quality and price. We believe we are the industry leader in design and features, based on the number of products and features we offer, and are competitive in all other key competitive factors.

SPECIALTY MANUFACTURING GROUP

Specialty Manufacturing operates through two subsidiaries, Magnetic Instruments Corp. and EFP Corporation. Magnetic Instruments represents approximately 60% of Specialty Manufacturing's of net sales and provides contract manufacturing services for customers requiring precision metal parts and machining and casting services. EFP represents approximately 40% of Specialty Manufacturing's net sales and markets expandable foam plastics engineered to customer specifications for use primarily by the automotive, electronics, furniture and appliance industries as packaging, shock absorbing and material handling products. Specialty Manufacturing's sales made up 18%, 16% and 13% of our net sales during 2001, 2002 and 2003, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Products. Magnetic Instruments processes precision metal parts used in energy exploration and production, aerospace and other industries and performs machining services for manufacturers of metal parts and components used in products such as small gasoline powered engines. EFP manufactures and markets:

o custom made packaging and shock absorbing products sold to manufacturers who use them to package and ship a wide assortment of industrial and consumer products;

o material handling products including reusable trays and containers that are used for transporting components to or from a customer's manufacturing facility; and

o components used as the energy absorbing elements of automobile bumpers and other applications including a line of its StyroCast(R) foam foundry patterns used by foundries in the "lost foam" or evaporative metal casting process.

Customers and Sales. We sell products to international oilfield service companies and a variety of businesses in the consumer products and other industries. One oilfield service customer represented approximately 21% 14% and 15% of the total sales of Specialty Manufacturing during 2001, 2002 and 2003, respectively. Management considers relations with its customers to be good.

Manufacturing and Supplies. Our operations are located in Alabama, Indiana, Tennessee, Texas, and Wisconsin. Our facilities in Alabama, Indiana, and Texas are ISO 9000 certified and our facility in Wisconsin is QS 9000 certified. Magnetic Instruments performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning, gun drilling and investment casting. EFP molds and markets expandable foam plastics used as packaging and materials handling products. Our backlog at December 31, 2003 was $11.2 million compared to $18.1 million at December 31, 2002.

Magnetic Instruments utilizes ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum. EFP's products are manufactured from a wide variety of materials including expandable polystyrene, polypropylene, polyethylene and resins, which are subject to cost fluctuations based on changes to the price of oil in the international markets. Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry. Our customers operate in a wide variety of businesses. Magnetic Instruments' services are particularly demanded by companies involved in oil and gas exploration. The demand for equipment and services supplied to the oilfield service industry and, in turn, sales of related manufactured parts are directly correlated to the level of worldwide oil and gas drilling activity. Most of EFP's products are manufactured for use by other industries; economic conditions that affect those other industries will generally affect our operations. In particular, growth or a downturn in the automotive, electronics, furniture or appliance industries generally would have a corresponding effect on our business.

Competition. Magnetic Instruments competes with a large number of other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration, aerospace and general industries. EFP competes with a large number of other molded, expandable plastic producers. Price, delivery times, technological know-how and production flexibility and capacity are the primary competitive factors in our industries.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


TRADEMARKS AND PATENTS

We own rights to certain presentations of Truck Accessories' "Leer" brand name, which we believe are valuable because we believe that "Leer" is recognized as being a leading "brand name." We also own rights to certain other trademarks and trade names, including certain presentations of Morgan's name. Although these and other trademarks and trade names used by us help customers differentiate our product lines from those of competitors, we believe that the trademarks or trade names themselves are less important to customers than the quality of the products and services. Our subsidiaries, principally Morgan and the EFP foam packaging subsidiary of Specialty Manufacturing, hold, directly or indirectly through subsidiaries, patents on certain products and components used in the manufacturing processes. We do not believe that the loss of any one patent would have a material adverse effect on us.

EMPLOYEES

At December 31, 2003, the Company had approximately 3,000 full-time employees. Personnel are unionized in EFP's Decatur, Alabama facility (covering approximately 60 persons, with a contract expiring in August 2006); and, Truck Accessories' Raider Industries facilities in Canada (covering approximately 173 persons, with a contract that expires in April 2005). The Company believes that relations with its employees are good.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


In a memorandum dated January 10, 2002 issued by the Georgia Environmental Protection Division ("EPD"), Truck Accessories was notified that it may be a "Potentially Responsible Party" in a Georgia state Superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company has not recorded a liability related to this matter.

On January 29, 2003, the United States Environmental Protection Agency ("USEPA") notified Truck Accessories that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The Company is engaged in settlement discussions to resolve these and other potential claims. USEPA has proposed a penalty of $11,045. The Company has accrued expenses of $20,000 and has implemented three Supplemental Environmental Projects, undertaken in connection with this matter, that require approximately $125,000 of capital expenditures.

In October 2003, Truck Accessories was notified that it may be a potentially responsible party at a United States Environmental Protection Agency Superfund Site in California. The Company has executed a tolling agreement with the EPA and has been invited to attend a de minimis potentially responsible party settlement conference being held by the EPA. Although the Superfund statute provides for joint and several liability and a precise estimate of liability cannot be determined at this time, the Company currently believes that our proportionate share, if any, of the ultimate cost related to any necessary investigation and remedial work at the site will not have a material adverse effect on the Company.

A self-audit conducted in 2002 revealed that a machine shop operated by MIC Group may have failed to file certain forms required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The Company disclosed this situation to the EPA, completed all required reports and filed them with the appropriate agencies in 2002. Recently, the EPA requested additional information, which the Company has provided. At this time we do not know whether the EPA will seek to penalize the Company for these reporting violations.

During a Phase II Environmental Assessment in November 2002 at KWS Manufacturing, in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by November 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company has incurred costs of approximately $60,000, as of December 31, 2003, and it believes that the ultimate cost of this matter will be approximately $70,000. Costs incurred over and above $50,000 should be reimbursable to the company by the previous owner of KWS.

On February 20, 2004, the EPA sent a request for information to the Truck Accessories facility in Milton, Pennsylvania. The information request states that it is pursuant to the EPA's authority under the Resource Conservation Recovery Act, which is the federal statue regulating the handling of hazardous waste. The request asks for a large volume of information and documents related to the Milton facility's handling and recordkeeping related to hazardous wastes. Included with the information request was a copy of a September 2003 inspection report on which the EPA and the Pennsylvania Department of Environmental Protection investigators appear to have indicated non-compliance by Truck Accessories with some Resource Conservation Recovery Act standards. Truck Accessories is in the initial stages of gathering the information necessary to respond to the request. At this time, we do not know if the EPA or the Pennsylvania Department will take enforcement action against Truck Accessories, and we cannot estimate the financial impact of such an enforcement action, if any, which could be material.

ITEM 2. PROPERTIES

         The Company owns or leases the following manufacturing, office and sales facilities as of January 31, 2004:

                                                                                          OWNED
                                                                            APPROXIMATE    OR           LEASE
          LOCATION                             PRINCIPAL USE                SQUARE FEET   LEASED      EXPIRATION
          --------                         ----------------------           -----------   ------      ----------
 MORGAN:
 Ehrenberg, Arizona                        Manufacturing                      125,000     Owned             --
 Riverside, California                     Manufacturing/Service               77,000     Leased          2008
 Atlanta, Georgia                          Parts & service                     20,000     Leased          2007
 Rydal, Georgia                            Manufacturing                       85,000     Leased          2004
 Ephrata, Pennsylvania                     Manufacturing                       50,000     Owned             --
 New Morgan, Pennsylvania                  Manufacturing                       62,900     Leased          2004
 Morgantown, Pennsylvania                  Manufacturing/Service              261,500     Owned             --
 Morgantown, Pennsylvania                  Office/Warehouse                   110,000     Leased          2009
 Corsicana, Texas                          Manufacturing/Service               60,000     Owned             --
 Janesville, Wisconsin                     Manufacturing/Service              166,000     Leased          2010
 Denver, Colorado                          Parts & service                     15,000     Leased          2004
 Lakeland, Florida                         Parts & service                     47,000     Leased          2010
 TRUCK ACCESSORIES:
 Woodland, California                      Manufacturing                       65,000     Leased          2006
 Elkhart, Indiana                          Office & research                   23,500     Owned             --
 Elkhart, Indiana                          Manufacturing                      132,500     Leased          2004
 Milton, Pennsylvania                      Manufacturing/Retail               105,000     Leased          2006
 Elkhart, Indiana                          Office & Manufacturing              80,000     Owned             --
 Elkhart, Indiana                          Office & manufacturing              12,000     Leased          2004
 Drinkwater, Saskatchewan, Canada          Office & manufacturing              72,000     Owned             --
 Moose Jaw, Saskatchewan, Canada           Manufacturing                       89,000     Leased          2005
 Moose Jaw, Saskatchewan, Canada           Truck Maintenance                    6,000     Leased          2004
 Houston, Texas                            Warehouse                           22,000     Leased          2007

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


                                                                                          OWNED
                                                                            APPROXIMATE     OR          LEASE
         LOCATION                            PRINCIPAL USE                  SQUARE FEET   LEASED      EXPIRATION
         --------                          ----------------------           -----------   ------      ----------

TRUCK ACCESSORIES CONT'D:
Tulsa, Oklahoma                            Warehouse                           32,500     Leased          2004
Clackamas, Oregon                          Retail                              10,000     Leased          2008
Baton Rouge, Louisiana                     Warehouse                           20,000     Leased          2004
SPECIALTY MANUFACTURING GROUP:
Brenham, Texas                             Office & manufacturing             105,000     Owned             --
Milwaukee, Wisconsin                       Office & manufacturing              70,000     Leased          2010
Decatur, Alabama                           Manufacturing                      175,000     Leased          2006
Elkhart, Indiana                           Office & manufacturing             211,600     Owned             --
Gordonsville, Tennessee                    Manufacturing                       40,000     Leased          2004
Lebanon, Tennessee                         Warehouse                           18,000     Leased          2005
Nashville, Tennessee                       Manufacturing                       21,000     Leased          2005
Nashville, Tennessee                       Manufacturing                       19,900     Leased          2005

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


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The registrant's common equity is privately held and not publicly traded. As of January 31, 2004, one individual owned all of the registrant's issued and outstanding common equity. During the last three fiscal years, the Company paid no cash dividends.

         The Senior Secured Note Indenture, dated as of June 10, 2003 and the Loan and Security Agreement, as amended and dated as of June 28, 1996 with Congress Financial Corporation, restricts the registrant's ability to pay dividends on its common equity.

ITEM 6.  SELECTED FINANCIAL DATA

         The historical financial data presented below, for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, are derived from the audited Consolidated Financial Statements of the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Company. The data presented below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company and notes thereto.

                                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                                 (DOLLARS IN MILLIONS)
                                                  2003        2002        2001        2000        1999
                                                 -------     -------     -------     -------     -------

OPERATING DATA:
    Net sales ...............................    $ 410.9     $ 331.0     $ 362.6     $ 427.1     $ 430.2
    Cost of sales ...........................      350.4       285.9       305.6       366.4       366.0
    Selling, general and
       administrative expense ...............       36.6        40.1        38.9        40.6        39.6
    Exchange offer costs ....................        0.8          --          --          --          --
    Other income ............................       (0.7)       (0.9)       (0.2)       (0.2)         --
    Closed and excess facility costs ........         --         0.3         0.1          --          --
                                                 -------     -------     -------     -------     -------
    Operating income ........................       23.8         5.6        18.2        20.3        24.6
    Interest expense ........................       12.1        12.5        13.2        14.8        13.8
    Income tax provision (benefit) ..........        2.6        (1.2)        2.8         0.5         1.6
                                                 -------     -------     -------     -------     -------
    Income (loss) before extraordinary
       items and discontinued operations ....        9.1        (5.7)        2.2         5.0         9.2
    Loss from discontinued operations .......         --        (6.4)       (4.4)       (0.4)       (0.4)
    Extraordinary gain ......................                     --          --          --         0.2
                                                 -------     -------     -------     -------     -------
    Net income (loss) .......................    $   9.1     $ (12.1)    $  (2.2)    $   4.6     $   9.0
                                                 =======     =======     =======     =======     =======

BALANCE SHEET DATA
    (AT PERIOD END):
       Working capital ......................    $  11.5     $   5.9     $  13.5     $  13.0     $  17.5
       Total assets .........................      122.7       115.4       120.9       143.3       135.4
       Total long-term obligations ..........       81.0        90.2        91.6        93.8        88.8
       Stockholder's deficit ................       (8.5)      (18.0)       (5.9)       (3.5)       (8.0)

CASH FLOW DATA:
    Net cash provided by (used in)
       operating activities .................    $  18.2     $  (0.5)    $  24.1     $  13.0     $  12.9
    Capital expenditures ....................        4.0         5.5         7.9        10.7         7.9
    Net cash provided by (used in)
        investing activities ................       (2.4)       (2.3)       (8.5)      (26.0)        4.6
    Net cash provided by (used in)
        financing activities ................      (15.4)        2.8       (17.6)       14.3       (18.8)
    Depreciation and amortization ...........        9.5         9.3        10.4         9.9         9.7

OTHER DATA:
    EBITDA (a) ..............................    $  32.7     $  14.9     $  28.6     $  30.2     $  34.3
    Consolidated EBITDA
           Coverage Ratio (b) ...............        2.7         1.2         2.2         2.0         2.5

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

                                                   2003       2002        2001       2000       1999
                                                 --------   --------    --------   --------   --------
    Income (loss) before extraordinary
      items and discontinued operations .....    $    9.1   $   (5.7)   $    2.2   $    5.0   $    9.2
    Income tax provision (benefit) ..........         2.6       (1.2)        2.8        0.5        1.6
    Interest expense ........................        12.1       12.5        13.2       14.8       13.8
    Depreciation and amortization ...........         8.9        9.3        10.4        9.9        9.7
                                                 --------   --------    --------   --------   --------
                                                 $   32.7   $   14.9    $   28.6   $   30.2   $   34.3
                                                 ========   ========    ========   ========   ========

(b) "Consolidated EBITDA Coverage Ratio" is the ratio of EBITDA to interest expense of the Company and its subsidiaries that guarantee the Notes. It is used in the Indenture to limit the amount of indebtedness that the Company may incur. All the Company's subsidiaries are restricted under the terms of the indenture and guarantee the Notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto.

OVERVIEW

We consist of three operating segments:

Morgan, which manufactures and sells truck bodies;

Truck Accessories, which manufactures and sells pick up truck caps and tonneau covers; and

Specialty Manufacturing, which manufactures precision components, provides metal machining services and manufactures expandable foam products for packaging and other applications.

History and development. We are wholly owned by John Poindexter. In 1994, we issued $100 million of 12.50% Senior Notes due 2004. With the proceeds of that offering, we purchased from Mr. Poindexter (and other minority holders) the Truck Accessories and Specialty Manufacturing businesses. We also purchased a floor covering distribution business, Lowy Group, Inc., and its carpet manufacturing subsidiary, Blue Ridge Carpet Mills.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


In 1998, we disposed of the wholesale distribution and retail operations of Truck Accessories and focused Truck Accessories primarily on manufacturing. We also disposed of Lowy's Blue Ridge subsidiary and realized net cash proceeds of approximately $15.8 million that were used to pay down revolver borrowings.

In 1999 we sold Lowy and used net proceeds of approximately $7.8 million to pay down revolver borrowings.

In 2000, we acquired two companies: Universal Brixius, which has been integrated into the precision component manufacturing operations of Specialty Manufacturing, and KWS, a bulk material handling business. We disposed of KWS in 2002. In 2003, we acquired a truck body manufacturing operation and facility in Riverside, California and have integrated it into Morgan. Morgan builds and mounts truck bodies at that facility. Also, during 2003, we sold Morgan's idle Monterey, Mexico plant.

In 2002 and 2003, we identified unprofitable operations for sale, including KWS, the PPD operations of Truck Accessories, which produced polymer-based caps and covers, the Gem-Top operations of Truck Accessories Group and the Marlin operations of Specialty Manufacturing, one of our foam packaging manufacturing plants. All of these operations have been treated as discontinued operations in our financial statements for all periods presented.
Further detail is included below under "--Discontinued operations."

During June 2003, we completed an exchange offer, in which we exchanged approximately $85 million of 12.50% Senior Secured Notes due 2007 for the outstanding $85 million of 12.50 % Senior Notes due 2004. We paid approximately $2.6 million in consent fees in connection with the exchange offer. In connection with the exchange offer, we secured our long-term debt with substantially all of our assets. The old notes had been unsecured. The exchange offer allowed us to extend the maturity of our long term debt by three years. At the time of the exchange offer, we had been experiencing lower operating cash flows since 2001. We did not project to have sufficient cash to pay the notes at maturity in 2004, and uncertain economic and bond market conditions at the time led us to decide to extend and secure our debt through the exchange offer, rather than refinance the debt through a new debt offering.

Factors influencing results of operations. Demand for our products is highly cyclical and our results of operations are affected by general economic conditions and conditions specific to the industries in which we and our customers operate.

Morgan's sales depend on the replacement cycle for delivery trucks, primarily in general freight, moving and storage, parcel delivery and distribution industries. We estimate that customers typically replace delivery trucks every six to seven years. However, the replacement cycle is directly impacted by general economic conditions in the United States. In a weaker economy, customers will often defer purchases of new delivery trucks or retire old delivery trucks without replacement. In the early stages of a stronger economy, customers typically replace delivery trucks at a faster than normal rate, making purchases that were deferred in prior years. Morgan experienced a substantial decline in sales in 2001 and 2002, due to the weak economy. Morgan experienced a significant increase in sales in 2003 as economic conditions improved. We expect

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


general economic conditions to cause significant variability in Morgan's future results of operations and we cannot predict the extent of such impact.

Some of Morgan's sales are also seasonal. Approximately 25% of Morgan's unit sales are to companies that rent trucks on a short term basis to consumers. The substantial majority of these sales are made during the first half of each calendar year.

Specialty Manufacturing sells products primarily to companies in the energy services, consumer electronics industries and automotive industries. Specialty Manufacturing's sales dropped substantially from 2001 to 2002 and did not materially rebound in 2003, primarily as a result of adverse economic conditions in the energy services industry. Sales to customers in the energy services business, which represented 35% of Specialty Manufacturing's sales during 2003, depend upon the level of exploration and production of oil and gas.

We have been successful in reducing costs at Morgan and Truck Accessories through personnel reductions and improved operating efficiency. Our operating margin improved at Morgan and Truck Accessories in 2003 compared to 2002. However, our operating margin at Specialty Manufacturing decreased from 2002 to 2003. The following table shows our net sales, operating income and operating income as a percentage of sales for each segment for 2001, 2002 and 2003.

                                                        YEARS ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   2003          2002          2001
                                                 --------      --------      --------
                                                        (DOLLARS IN MILLIONS)
Net Sales:
         Morgan .............................    $  223.2      $  148.5      $  173.2
         Truck Accessories ..................       132.8         128.5         125.3
         Specialty Manufacturing Group ......        54.9          54.0          64.1
                                                 --------      --------      --------
         Consolidated .......................    $  410.9      $  331.0      $  362.6
                                                 ========      ========      ========
Operating Income (Loss):
         Morgan .............................    $   16.0      $    5.2      $    5.8
         Truck Accessories ..................         9.3           2.4           8.2
         Specialty Manufacturing Group ......         1.8           3.9           7.9
         JBPCO (Corporate) ..................        (3.3)         (5.9)         (3.7)
                                                 --------      --------      --------
         Consolidated .......................    $   23.8      $    5.6      $   18.2
                                                 ========      ========      ========
Operating Margin Percentage:
         Morgan .............................         7.2%          3.5%          3.3%
         Truck Accessories ..................         7.0%          1.9%          6.5%
         Specialty Manufacturing Group ......         3.3%          7.4%         12.3%
         Consolidated .......................         5.8%          1.7%          5.0%

Following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

o        Morgan's sales of truck bodies, parts and services.

o        Truck Accessories' sales of pick up truck caps and tonneau covers;

o Specialty Manufacturing's sales of precision machining services, packaging and other products.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Discounts, returns and allowances. Our gross sales are reduced by discounts we provide to customers and returns and allowances in the ordinary course of our business. Morgan and Truck Accessories provide discounts as they deem necessary to generate sales volume and remain price competitive. Discounts include payment terms discounts and discretionary discounts from list price.

Cost of sales. Cost of sales represent the costs directly associated with the manufacture of our products and generally vary with the volume of products produced. The components of cost of sales are materials, labor and overhead. We have experienced some variability in materials costs, for materials such as aluminum, steel, fiberglass reinforced plywood and lumber at Morgan, fiberglass, windows, paint and resin at Truck Accessories and nickel and resin at Specialty Manufacturing but such variability has not materially impacted our financial condition or results of operations. We enter into long term supply contracts for some materials at a fixed price for up to one year to manage materials costs. Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing. At Truck Accessories, distribution costs are also included in overhead.

Selling, general and administrative expenses. Selling, general and administrative expenses are made up of the costs of selling our products and administrative costs such as information technologies, accounting, finance, human resource and engineering. Costs include personnel and related costs including travel, equipment and facility rent expense and professional services such as audit fees. Selling, general and administrative expenses also includes the costs of the parent company office that provides strategic direction and support to the subsidiaries.

Other income and expense. Income and expenses that we incur during the year that are nonrecurring in nature and not directly comparable to the prior year are included in Other income and expense.

BASIS OF FINANCIAL STATEMENTS

Various items in our financial statements have been restated for all prior periods, as described below.

Effective March 2002, EFP Corporation, our foam packaging and related products business, was included in Specialty Manufacturing for management and reporting purposes. The results of operations for all periods presented have been restated to reflect this change.

During the quarter ended December 31, 2002, we identified Gem-Top, KWS and our Marlin, Texas foam packaging operations for sale, as described below in "--Discontinued operations". In 2002, we completed the closure of our polymer division of Truck Accessories. Accordingly, all these operations have been treated as discontinued in the consolidated financial statements for all periods presented. Income we have received, or expenses we have incurred, from previously disposed operations is also reported in "Discontinued operations."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are evaluated continually, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers' compensation insurance, and contingent liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are our most critical accounting policies used in the preparation of our financial statements.

Warranties. Reserves for costs associated with fulfilling warranty obligations offered on Truck Accessories and Morgan products are established based on historical experience and an estimate of future claims. Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

Self-Insurance risks. We utilize a combination of insurance coverage and self-insurance programs for property, casualty, workers' compensation and health care insurance. We record an actuarially determined, fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends. Changes in the assumptions used by the actuary could result in a different self-insurance reserve.

Income taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management's judgment is required in determining the provision (benefit) for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We have a deferred tax asset relating to net operating loss carryforwards of approximately $7.4 million as of December 31, 2003. We have recorded a valuation allowance of $1.9 million and $2.7 million as of December 31, 2003 and 2002, respectively against the net operating loss carryforwards as we believe that the corresponding deferred tax asset may not be realizable. While the deferred tax assets for which valuation allowances have not been provided are considered realizable, actual amounts could be reduced if future taxable income is not achieved.

Inventory valuation. Our inventories primarily consist of inventories of raw materials, supplies and work-in-progress. Because our largest segments, Morgan and Truck Accessories primarily produce products to the customer's order, we maintain a relatively small stock of finished goods inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. We record reserves against the value of inventory based upon our determination that the inventory is not usable in our products. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Accounts receivable. We provide credit to our customers in the ordinary course of business. We are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables. The carrying amount of our accounts receivable approximate the fair value of the receivables because of their short-term nature payment is typically due within 30 days after we send an invoice. We establish an allowance for doubtful accounts on a case by case basis when we believe that we are unlikely to receive payment in full of amounts owed to us. We must make a judgment in these cases based on available facts and circumstances and we may record a reserve against a customer's account receivable. We reevaluate the reserves and adjust them as we obtain more information regarding the account. The collectability of trade receivables could be significantly reduced if there is a greater than expected rate of defaults or if one or more significant customers experience financial difficulties or are otherwise unable to make required payments.

Goodwill and long-lived assets impairment. We perform a test of our goodwill and other intangible assets for potential impairment annually as of October 1 as prescribed by Statement of Financial Accounting Standards 142, Goodwill and Other Intangibles. The fair value of our reporting units is based on acquisition multiples, which are derived from information and analysis of recent acquisitions in the market place for companies with similar operations. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our assets. In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and intangible assets should an event or circumstance change that may indicate a reduction in the fair value of a reporting unit below its carrying value.

Contingent liabilities. We establish reserves for estimated loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon the assumptions and estimates regarding the probable outcome of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

COMPARISON OF 2003 TO 2002

Sales. Consolidated net sales increased $79.9 million, or 24%, to $410.9 million for the year ended December 31, 2003 compared to $331.0 million during the year ended December 31, 2002.

o Morgan's net sales increased $74.8 million, or 50.3%, to $223.2 million for the year ended December 31, 2003 compared to $148.4 million for the year ended December 31, 2002. The increase resulted from a 45% increase in the number of units shipped to approximately 29,000 units. Net sales increased by a greater percentage number of units shipped because of a change in the mix of products sold (and not because of improved pricing). Shipment of units to consumer rental companies that are historically large production runs completed in the first and second quarters of the year, and generally command a lower unit price, increased approximately 17% in 2003 compared to 2002. Shipments of commercial units (representing about 75% of Morgan's total sales) increased by 57.3% to $175.4 million in 2003 from $108.1 million in 2002 as Morgan's major fleet customers and dealers increased new truck body purchases from Morgan. This increase in commercial sales reflected an improvement in general economic

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         conditions. The increase in purchases by the major fleet companies reflected a favorable turn in the replacement cycle of their fleets. Discounts increased to $10.8 million (4.6% of gross sales) compared to $5.3 million (3.4% of gross sales) last year as a result of increased sales volume and pricing pressure in the Industry.

o Truck Accessories' net sales increased $4.3 million, or 3.3%, to $132.8 million for the year ended December 31, 2003 compared to $128.5 million for the year ended December 31, 2002. The increase resulted in part from a 0.5% increase in unit shipments from approximately 175,000 to 176,000 units in 2003 compared to 2002. The remaining increase in sales was due to improved tonneau and parts pricing and increased sales of premium caps. Sales of pickup trucks in the United States and Canada, a leading indicator of Truck Accessories' business, rose by approximately 1.1% over the same period.

o Specialty Manufacturing's net sales increased by $0.9 million, or 1.7%, to $54.9 million for the year ended December 31, 2003 compared to $54.0 million for the year ended December 31, 2002. Sales to customers in the energy services business represented 35% of Specialty Manufacturing's sales during 2003, and sales to their customers increased 11% to $19.3 million during 2003 compared to $17.4 million during 2002. The increase resulted from increased oil and gas exploration activity during 2003. Other sales decreased by 2.6% to $35.7 million during 2003 compared to $36.6 million during 2002 as a result of lower sales to customers in the automotive and electronics industries.

Backlog

o Morgan's backlog at December 31, 2003 was $72.0 million compared to $46.3 million at December 31, 2002. The December backlog includes consumer rental orders to be completed generally during the first and second quarters of the following year.

o Truck Accessories maintains a backlog of approximately two weeks production was $4.3 million at December 31, 2003 compared to $3.6 million as of December 31, 2002.

o Specialty Manufacturing's backlog at December 31, 2003 was $11.2 million compared to $18.1 million at December 31, 2002. The decrease was due to lower bookings for oil and non-oil related products.

Cost of sales and gross profit. Consolidated cost of sales increased by $64.5 million, or 22.6%, to $350.4 million for the year ended December 31, 2003 compared to $285.9 million for the year ended December 31, 2002. Consolidated gross profit increased by $15.4 million, or 34.1%, to $60.5 million (14.7% of net sales) for the year ended December 31, 2003 compared to $45.1 million (13.6% of net sales) for the year ended December 31, 2002.

o Morgan's gross profit increased by $13.1 million, or 74.9%, to $30.6 million (13.7% of its net sales) for the year ended December 31, 2003 compared to $17.5 million (11.8% of its net sales) for the year ended December 31, 2002. The gross profit increased primarily because of higher sales. The gross profit margin increased because of greater overhead cost absorption. This increase was partially offset by higher labor and material cost relative to sales.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


o Truck Accessories' gross profit increased by $4.3 million, or 25.7%, to $21.0 million (15.8% of its net sales) for the year ended December 31, 2003 compared to $16.7 million (13.0% of its net sales) for the year ended December 31, 2002. Truck Accessories' cost of sales was virtually unchanged in 2003 compared to 2002, while sales increased by 3.3% in 2003 compared to 2002, increasing the gross profit margin percentage from 13.0% to 15.8%. During 2002, Truck Accessories experienced higher labor and materials costs, as a percentage of sales, at the Leer divisions. New product and option introductions resulted in higher material costs and inefficient manufacturing processes. In addition, we increased prices on products and options during 2003, as compared to 2002.

o Specialty Manufacturing's gross profit decreased $2.0 million, or 18.3%, to $8.9 million (16.2% of its net sales) for the year ended December 31, 2003 compared to $10.9 million (20.2% of its net sales) for the year ended December 31, 2002 primarily due to increased raw material cost is as a percentage of sales, relating to machinery services provided to a significant customer of Magnetic Instruments. Previously, the customer had provided raw materials to be processed by Magnetic Instruments under a tolling arrangement. In 2003, the terms of the arrangement were modified such that Magnetic Instruments purchased and maintained an inventory of the raw materials, produced the components and sold the components to the customer. Magnetic Instruments did not recover the increased material and related carrying costs, through sufficient incremental sales to this customer.

Selling, general and administrative expenses. Consolidated selling, general and administrative expenses decreased $3.5 million, or 8.7%, to $36.6 million (8.9% of net sales) for the year ended December 31, 2003 compared to $40.1 million (12.1% of net sales) for the year ended December 31, 2002.

o Morgan's selling, general and administrative expenses increased by $2.2 million, or 17.9%, to $14.5 million (6.5% of its net sales) for the year ended December 31, 2003 compared to $12.3 million (8.3% of its net sales) for the year ended December 31, 2002. The increase resulted primarily from incentives paid to our sales and management personnel as a result of increased sales.

o Truck Accessories' selling, general and administrative expenses decreased by $2.5 million, or 17.6%, to $11.7 million (8.8% of its net sales) for the year ended December 31, 2003 from $14.2 million (11.1% of its net sales) for the year ended December 31, 2002. The decrease resulted primarily from reductions in administrative personnel and associated costs.

o Specialty Manufacturing's selling, general and administrative expenses declined by $0.3 million, or 4.0%, to $7.2 million (13.1% of its net sales) for the year ended December 31, 2003 from $7.5 million (13.9% of its net sales) for the year ended December 31, 2002. The decrease resulted primarily from 10% reduction in personnel and related costs.

o Corporate selling, general and administrative expenses during the 2003 period declined $2.9 million or 48.3% to $3.1 million for the year ended December 31, 2003 from $6.0 million for the year ended December 31, 2002 primarily as a result of personnel reductions and their associated costs of approximately $0.8 million and due to a casualty insurance related expense to increase reserves for all operations of $1.3 million taken in 2002 but not repeated in 2003.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Other income and other expenses. Exchange offer costs of $0.8 million during the year ended December 31, 2003 comprised primarily of the expenses we incurred in connection with the exchange of our 12.50% Senior Secured Notes due 2004 for our 12.50% Senior Secured Notes due 2007 that was completed June 10, 2003. Other income includes management fees of $0.3 million received from Morgan Olson for services provided by us in 2003. We also included in other income a gain of $0.4 million on our purchase and cancellation of $9.1 million principal amount of outstanding 12.50% Senior Secured Notes due 2007 during September 2003, approximately four months after the exchange offer.

Operating income. Due to the effect of the factors summarized above, consolidated operating income increased by $18.2 million, or 325.0%, to $23.8 million (5.8% of net sales) for the year ended December 31, 2003 from $5.6 million (1.7% of net sales) for the year ended December 31, 2002.

o Morgan's operating income increased by $10.8 million, or 207.7%, to $16.0 million (7.2% of its net sales) for the year ended December 31, 2003 compared to $5.2 million (3.5% of its net sales) for the year ended December 31, 2002 due to higher sales and greater fixed cost absorption.

o Truck Accessories' operating income increased by $6.9 million, or 287.5%, to $9.3 million (7.0% of its net sales) for the year ended December 31, 2003 compared to $2.4 million (1.9% of its net sales) for the year ended December 31, 2002 due to higher sales and primarily lower selling, general and administrative costs resulting from improved product design and pricing at Leer.

o Specialty Manufacturing's operating income decreased by $2.1 million, or 53.8%, to $1.8 million (3.3% of its net sales) for the year ended December 31, 2003, compared to $3.9 million (7.3% of its net sales) for the year ended December 31, 2002, as a result of reductions in non-oil related profits due to higher material costs, which was partially offset by increased profits from oil related sales.

Interest expense. Consolidated interest expense decreased by $0.4 million, or 3.2% to $12.1 million for the year ended December 31, 2003 compared to $12.5 million for the year ended December 31, 2002. The decrease was due to a reduction in long term debt as a result of our purchase and cancellation of $9.1 million of our 12.50% Senior Secured Notes due 2007 on September 29, 2003 and a slight decrease in the effective interest rate on the revolving loans.

Tax provision. The income tax provision (benefit) for the years ended December 31, 2003 and 2002 differ from amounts computed based on the federal statutory rate due to state and foreign taxes in jurisdictions where net operating losses were not available to reduce current period income. Also during the year ended December 31, 2003 we reduced the amount of the valuation allowance recorded against the net operating loss carryforwards by $0.8 million and reduced other tax reserves by $0.9 million for prior year provision to return differences, thereby reducing the provision for income taxes by $1.7 million for the period. During the 2002 period we increased the valuation allowance and thereby reduced the tax benefit by $0.5 million for a valuation allowance recorded against net operating loss carryforwards in continuing operations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


COMPARISON OF 2002 TO 2001

Sales. Consolidated net sales decreased by $31.6 million, or 8.7%, to $331.0 million for the year ended December 31, 2002 compared to $362.6 million for the year ended December 31, 2001.

o Morgan's net sales decreased by $24.8 million, or 14.3%, to $148.4 million for the year ended December 31, 2002 compared to $173.2 million for the year ended December 31, 2001. The decrease resulted from an 8% decrease in units shipped to approximately 19,500 units in 2002 from approximately 21,000 units in 2001. Shipments of products to consumer rental companies, usually large production runs completed by the end of the second quarter, increased 26% in 2002 compared to 2001. These consumer rental sales comprised 30% of Morgan's shipments in 2002. However, this increase sales offset by a decrease in sales of all other products, principally commercial units sold to truck dealers, distributors and companies with fleets of delivery trucks, of 18% to $108.1 million in 2002 from $132.0 million in 2001 as a result of continued lowered demand for truck bodies as a result of a weak economy.

o Truck Accessories' net sales increased by $3.2 million, or 2.6%, to $128.5 million for the year ended December 31, 2002 compared to $125.3 million for the year ended December 31, 2002. The increase resulted from a 4% increase in units shipped. Truck Accessories increased its penetration of the tonneau market with improvements to existing products and new product introductions. Pickup truck sales, a leading indicator for Truck Accessories' business, decreased approximately 3.4% during 2002 compared to 2001.

o Specialty Manufacturing's net sales decreased by $10.1 million, or 15.7%, to $54.0 million for the year ended December 31, 2002 compared to $64.1 million for the year ended December 31, 2001. The decrease primarily resulted from a $10.1 million, or 37%, decrease in sales to customers in the energy services business due to a decline in the oil and gas business in the same period. The average United States rig count for 2002, a leading indicator for the energy services industry, was 28% below levels of 2001.

Backlog.

o Morgan's backlog at December 31, 2002 was $46.3 million compared to $30.1 million at December 31, 2001.

o Truck Accessories maintains a backlog of approximately 2 weeks of production or approximately $3.6 million at December 31, 2002, comparable to its backlog at the end of 2001.

o Specialty Manufacturing's backlog at December 31, 2002 was $18.1 million compared to $15.3 million at the end of December 2001.

Cost of sales and gross profit. Consolidated cost of sales decreased by $19.7 million, or 6.4%, to $285.9 million for the year ended December 31, 2002, compared to $305.6 million for the year ended December 31, 2001. Consolidated gross profit decreased by $11.9 million, or 20.8%, to $45.1 million for the year ended December 31, 2002, compared to $57.0 million for the year ended December 31, 2001.

o Morgan's gross profit decreased by $1.8 million, or 9.3%, to $17.5 million (11.7% of its net sales) for the year ended December 31, 2002 compared to $19.3 million (11.1% of its net sales)

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         for the year ended December 31, 2001. The decrease resulted from lower production volume. Morgan partially offset this decrease by reducing its manufacturing overhead during 2002 by approximately $6.2 million and cutting manufacturing labor costs by 13% through a 13% reduction in average annual headcount.

o Truck Accessories' gross profit decreased $4.7 million, or 22.0%, to $16.7 million (12.9% of its net sales) for the year ended December 31, 2002 compared to $21.4 million (17.0% of its net sales) for the year ended December 31, 2001. The decrease resulted primarily from increased material, labor and overhead costs relative to sales at its Leer division which were partially offset by improved sales and higher gross profits at the other Truck Accessories divisions. During 2002, Leer introduced some new products and experienced higher than normal material costs as a result of new products that were not optimally designed for lowest cost production resulting in higher labor and material costs. In addition, we did not take advantage of pricing opportunities with respect to those products.

o Specialty Manufacturing's gross profit decreased $5.4 million, or 33.1%, to $10.9 million (20.1% of its net sales) for the year ended December 31, 2002 compared to $16.3 million (25.4% of its net sales) for the year ended December 31, 2001. The decrease was primarily as a result of lower production volumes on lower sales to customers in the energy services business.

Selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $1.1 million, or 2.8%, to $40.1 million (12.1% of net sales) for the year ended December 31, 2002 compared to $38.9 million (10.7% of net sales) for the year ended December 31, 2001.

o Morgan's selling, general and administrative expenses decreased by $1.3 million, or 9.6%, to $12.3 million (8.2% of its net sales) for the year ended December 31, 2002 compared with $13.6 million (7.9% of its net sales) for the year ended December 31, 2001. The decrease primarily resulted from reduced personnel and related costs. Morgan's average general and administrative headcount was reduced by 21% in 2002 compared to 2001.

o Truck Accessories' selling, general and administrative expenses increased by $1.9 million, or 15.4%, to $14.2 million (11.0% of its net sales) for the year ended December 31, 2002 compared with $12.3 million (9.8% of its net sales) for the year ended December 31, 2001. The increase primarily resulted from additional personnel and related costs of $1.4 million.

o Specialty Manufacturing's selling general and administrative expenses decreased by $0.9 million, or 10.7%, to $7.5 million (13.9% of its net sales) for the year ended December 31, 2002 compared with $8.4 million (13.1% of its net sales) for the year ended December 31, 2001. The decrease primarily resulted from reduced personnel and related costs. Specialty Manufacturing's average general and administrative headcount was reduced by 23% in 2002 compared to 2001.

o Corporate selling, general and administrative expenses increased by $2.3 million, or 62.1%, to $6.0 million for the year ended December 31, 2002 compared to $3.7 million for the year ended December 31, 2001. The increase primarily resulted from an increase of $0.6 million in executive compensation and severance costs and due to a $1.3 million increase in

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         workers' compensation insurance expense and prior year insurance premium costs of $0.4 million.

Other income and expense. Closed and excess facility costs include $0.2 million for the write down of the Morgan facility in Mexico to its estimated realizable value. Morgan ceased production at the facility during 2002 and sold the facility in 2003.

During 2002, we liquidated certain life insurance policies (covering certain former employees) related to our former Lowy operations. We received cash proceeds of $0.9 million which were used to pay down revolving credit facility borrowings and we recorded a gain of $0.1 million on the sale. Specialty Manufacturing received approximately 18,000 shares of common stock in an insurance company as a result of its demutualization. Specialty Manufacturing sold the shares and realized a gain of approximately $0.6 million; the net proceeds of $0.6 million were used to pay down revolving credit facility borrowings. The gains on the liquidation of the life insurance policies and the sale of stock are included in Other Income for the period ended December 31, 2002.

Operating income. Reflecting the effect of the factors listed above, consolidated operating income decreased by $12.6 million, or 69.2%, to $5.6 million (1.7% of net sales) for the year ended December 31, 2002 compared to $18.2 million (5.0% of net sales) for the year ended December 31, 2001.

o Morgan's operating income decreased by $0.6 million, or 10.3%, to $5.2 million (3.5% of its net sales) for the year ended December 31, 2002 compared to $5.8 million (3.3% of its net sales) for the year ended December 31, 2001, primarily as a result of lower sales.

o Truck Accessories' operating income decreased by $5.8 million, or 70.7%, to $2.4 million (1.9% of its net sales) for the year ended December 31, 2002 compared to $8.2 million (6.5% of its net sales) for the year ended December 31, 2001, primarily as a result of higher manufacturing costs per unit at the Leer division resulting from product design and pricing issues during 2002.

o Specialty Manufacturing's operating income decreased by $4.0 million, or 50.6%, to $3.9 million (7.3% of its net sales) for the year ended December 31, 2002 compared to $7.9 million (12.3% of its net sales) for the year ended December 31, 2001, primarily as a result of lower sales.

Interest expense. Interest expense decreased by $0.7 million, or 5.3%, to $12.5 million for the year ended December 31, 2002, compared to $13.2 million for the year ended December 31, 2001. The decrease resulted from lower interest rates and lower average borrowings under our revolving credit facility as a result of lower economic activity. Average monthly borrowings under our revolving credit facility decreased $3.8 million or 21% during 2002 to $13.9 million compared to $17.7 million during 2001.

Income tax benefit. The income tax benefit for the year ended December 31, 2002 of $1.2 million differs from amounts computed based on the federal statutory rates principally due to state and foreign taxes in jurisdictions where net operating losses were not available to reduce current period taxable income and a $0.5 million valuation allowance recorded against net operating loss carryforwards in continuing operations.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


DISCONTINUED OPERATIONS

Specialty Manufacturing Group-KWS operations. During the fourth quarter of 2002, we committed to a plan to sell principally all of the assets, excluding accounts receivable and excluding the liabilities of the KWS bulk material handling operations of Specialty Manufacturing. The sale was completed effective December 31, 2002. We realized net cash proceeds of approximately $3.2 million from the sale that were used to repay acquisition debt of approximately $0.8 million and borrowings under our revolving credit facility of approximately $2.4 million. We recorded a loss on disposal of approximately $1.9 million which included the write down of related goodwill of $1.2 million, assets of $300,000 and accrued costs related to the sale of $339,000, including environmental remediation costs of $55,000. During the year ended December 31, 2003 losses of KWS were $66,000, net of incomes taxes, and consisted primarily of increases to worker compensation insurance reserves for claims made prior to the sale of the company. For the year ended December 31, 2002, net sales of KWS were $7.8 million, and the operation lost $3.4 million, net of income taxes.

Specialty Manufacturing-Marlin operations. Specialty Manufacturing's Marlin Operation was one of five of our locations that manufactures expandable foam plastic packaging materials. The operation lost a major customer during 2001 and a failure to replace the lost production volume resulted in our decision, during 2002, to close or sell the operation. An agreement to transfer the operations to a third party was reached during the fourth quarter of 2002 and the transfer was completed effective January 31, 2003. The third party assumed the operating lease on the premises and acquired the inventory, principally finished goods at book value. Cash proceeds of approximately $0.2 million from the transaction, received during January 2003, were used to repay borrowings under our revolving credit facility. We recorded a loss on disposal of approximately $0.2 million which included the write down of remaining property, plant and equipment. During the year ended December 31, 2003, there was no income or loss associated with these operations. For the year ended December 31, 2002 net sales of the Specialty Manufacturing-Marlin operations were $4.1 million and the losses, net of income taxes, were $748,000.

Truck Accessories Gem Top Operations. During the fourth quarter of 2002, we committed to a plan to sell principally all of the assets, less certain of the liabilities of the Gem Top operations of Truck Accessories. The sale was completed effective February 28, 2003. We realized net cash proceeds of approximately $840,000 from the sale. We accrued certain closing costs and wrote down the value of inventory and fixed assets and recorded an impairment loss of approximately $0.6 million as of December 31, 2002. During the year ended December 31, 2003 and 2002, net sales of the Gem Top division were $0.9 million and $6.1 million, respectively, and operating losses, net of income taxes, were $0.2 million and $1.5 million, respectively.

Other Discontinued Operations. During 2003 we received a settlement from a class action suit against a supplier of approximately $0.3 million and proceeds from a surrendered life insurance policy of approximately $0.1 million that were related to operations sold in 1999. Net income from these transactions of $0.3 million was included in Losses from Discontinued Operations of the Company for the year ended December 31, 2003. During the first quarter of 2002, we decided to cease production of polymer based products at Truck Accessories and the closure of this division was completed during the fourth quarter. Limited production of certain polymer-based tonneau models continued in 2002. We wrote off the product molds and inventory associated with the discontinued products of approximately $0.6 million and expensed approximately $0.7 million

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


associated with potential future product warranty costs during the year ended December 31, 2001. Net sales from the polymer products division for the year ended December 31, 2002, were $0.4 million and the loss, net of income taxes, was $0.5 million. Additionally, during 2002, Truck Accessories incurred an expense related to the Truck Accessories distribution operations that were sold during the year ended December 31, 1999 of $146,000 net of applicable taxes. We do not believe our ongoing obligations with respect to our discontinued operations will have a material impact on our financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations primarily with cash generated by operations and borrowings under our existing revolving loan agreement. Our cash balances are restricted in that daily cash collected from our customers is deposited into accounts controlled by our revolving lender and is transferred to pay down borrowings. Our cash requirements are funded daily by our revolving lender provided we have available funds. When our business has generated excess cash, we have borrowed under the revolver to pay down long-term debt.

The ability to borrow under the existing revolving loan agreement depends on the amount of eligible collateral, which, in turn, depends on certain advance rates applied to the value of accounts receivables and inventory. At December 31, 2003, we had unused available borrowing capacity of approximately $19.5 million under the terms of the revolving loan agreement. Borrowings under the revolving loan agreement at December 31, 2003 were $13.9 million compared to $15.9 million at December 31, 2002. The amounts borrowed under our revolving loan agreement tend to increase during the summer months with the seasonal increase in business experienced by Morgan and Truck Accessories.

The revolving loan agreement was renewed, effective March 26, 2003, and automatically renews for a one year period unless cancelled by either party to the agreement at least 60 days prior to its anniversary date of March 30, 2004. We have not received or given notice of cancellation.

Working capital at December 31, 2003 was $11.5 million compared to $5.9 million at December 31, 2002. The increase was primarily due to increased receivables and inventory partially offset by the increase in payables in response to the increase in sales during the year ended December 31, 2003. Average days sales open during 2003 and 2002 were approximately 26, inventory turns for the year ended December 31, 2003 improved to 12.6 compared to 12.4 for 2002 and average days payable open for 2003 and 2002 were 25 and 19 respectively. We continue to take advantage of economic discounts whenever possible. We continue to focus on the management of working capital as a critical component of cash flow.

Operating cash flows. Operating activities during the year ended December 31, 2003 generated cash of $18.2 million compared to $0.5 million of cash used during 2002 and $24.1 million of cash generated during 2001. The difference between 2002 and 2003 primarily resulted from the difference between our net income for the years. The difference between 2001 and 2002 resulted primarily from the difference between net losses between the years ($2.2 million in 2001 and $12.1 million in 2002) and a reduction in accounts receivable of $7.7 million during 2001, as compared to an increase in accounts receivable of $1.5 million in 2002.

Investing cash flows. Cash flows used in investing activities increased to $2.4 million during the year ended December 31, 2003 compared to $2.3 million during the year ended December 31, 2002

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


and $8.5 million during the year ended December 31, 2001. Capital expenditures for the year ended December 31, 2003 was $4.0 million compared to $5.5 million in 2002 and $7.9 million in 2001. Our capital expenditures are primarily for the replacement of equipment and product mold costs for the Truck Accessories operations. Product mold costs were $1.7 million in 2003.

The decrease in capital expenditures from 2002 to 2003 was offset by a $2.2 million decrease in cash generated from investing activities by discontinued operations, primarily resulting from the sale of four operations during 2002. During 2001, discontinued operations used $0.6 million in investment activities, primarily for capital expenditures.

As of December 31, 2003, we had no significant open commitments for capital expenditures.

On May 5, 2003, Morgan acquired certain assets, primarily inventory, of a truck body manufacturer, located in Riverside, California. Morgan paid approximately $400,000, in cash, for the assets and assumed certain liabilities of approximately $240,000. Morgan also sold its Monterey, Mexico facility during the year and realized proceeds of $0.8 million that are included in investing cash flows.

Financing cash flows. We used $15.4 million of cash in financing activities for the year ended December 31, 2003, compared with $2.8 million of cash generated by financing activities for the year ended December 31, 2002 and $15.4 million of cash used in financing activities for the year ended December 31, 2001. During 2003, we repaid $1.6 million on our revolving credit facility, compared with net borrowings of $7.9 million during 2002, as a result of improved operating cash flows during 2003. During 2001, we paid down $15.4 million of revolving credit borrowing. In addition, because we had available cash during 2003, we repaid $9.9 million of long term debt and capital lease obligations, principally as a result of our offer to repurchase our senior secured notes during September 2003. During 2002, we repaid $2.5 million of long term debt and capital lease obligations. During 2001, we repaid $2.6 million of long term debt and capital lease obligations. In addition, during 2003, we incurred $2.7 million of exchange offer consent fees and debt costs in 2003, with no comparable outflow during 2002 and 2001.

Long-term debt. Effective June 10, 2003, we successfully completed the exchange of $84,985,000 of our 12.50 % Senior Notes due 2004 for the same principal amount of 12.50% Senior Secured Notes due 2007, which resulted in extending the maturity of the principal portion of our long term debt by three years. We paid a consent fee of approximately $2,550,000, in cash at the time of closing of the exchange offer to the holders. The consent fee was capitalized as deferred loan costs and will be amortized over the life of the new notes. In connection with the exchange offer, we secured our long-term debt with substantially all of our assets. The old notes had been unsecured. At the time of the exchange offer, we had been experiencing lower operating cash flows since 2001. We did not project to have sufficient cash to pay the notes at maturity in 2004, and uncertain economic and bond market conditions at the time caused us to extend and secure our debt through the exchange offer, rather than refinance the debt through a new debt offering.

We made an offer to purchase up to $12.5 million of the new notes at a price of between $870 and $920 per $1,000 principal amount effective August 29, 2003. The offer expired on September 29, 2003 and we purchased and cancelled $9.1 million aggregate principal amount of new notes at $920 per $1,000 principal amount of new notes using borrowings under the revolving loan agreement.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


Under the terms of our senior secured notes, if we do not retire an additional approximately $3.3 million of notes by May 15, 2006, the interest rate on the notes will increase by 2.5% or until such time as such amount of notes are retired.

Our total funded debt was $91.9 million and $103.7 million as of December 31, 2003 and 2002, respectively. Funded debt decreased $11.8 million primarily as a result of the purchase of the new notes and a $1.6 million decrease in borrowings under the revolving loan agreement. The reduction in long-term debt resulting from the purchase and cancellation of the new notes will reduce interest expense by approximately $0.5 million per year at current short term interest rates.

At December 31, 2003, the Consolidated EBITDA Coverage Ratio, as defined in the indenture relating to our senior secured notes was 3:1. As a result, we are able to incur additional borrowings for capital expenditures. Our revolving loan agreement and such indenture restrict our ability to, incur debt, pay dividends, and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

Assessment of resources. We continually evaluate, depending on market conditions, the most efficient use of our capital and contemplate various strategic options, which may include, without limitation, restructuring our business, indebtedness or capital structure. Accordingly, we or our subsidiaries may from time to time consider, among other things, purchasing, refinancing or otherwise retiring certain outstanding indebtedness (whether in the open market or by other means), public or private issuances of debt or equity securities, joint venture transactions, new borrowings, tender offers, exchange offers or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. There can be no assurances that these strategic options, if pursued, will be consummated.

Proposed Refinancing. We have begun the process of refinancing our existing debt with a proposed offering of new senior notes and a new revolving credit facility. At the same time as the proposed offering we will acquire from John Poindexter the stock of Morgan Olson, a truck body manufacturing company that he acquired effective July 14, 2003. The net proceeds from our new credit facility and this offering will be used to repay amounts outstanding under our existing credit facility, Morgan Olson's term and revolver loans of $17.4 million as of December 31, 2003 and to redeem our 12 1/2% Senior Secured Notes due May 2007. There can be no assurances that the refinancing will occur. We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Additionally, we believe that our borrowing availability under the new credit facility or the existing facility will satisfy our cash requirements for the coming year, given our anticipated additional capital expenditures, working capital requirements and known obligations.

         The Company commits to the purchase of certain amounts of aluminum for the next operating year based on expected levels of production and does not have any material commitments to acquire new capital equipment as of December 31, 2003.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


         The Company's future obligations are:

                                                                 PAYMENTS DUE BY PERIOD
                                                --------------------------------------------------------
                                                            LESS THAN     1-3         4-5       AFTER 5
         OBLIGATIONS                             TOTAL       1 YEAR      YEARS       YEARS       YEARS
         -----------                            --------    ---------   --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
         Long Term Debt ....................    $   78.1    $    1.3    $    0.9    $   75.9    $     --
         Revolving credit facility .........        13.9        13.9          --          --          --
         Operating Leases ..................        28.6         8.4        11.4         6.5         2.3
         Purchase commitments ..............         1.9         1.9          --          --          --
                                                --------    --------    --------    --------    --------
             Total .........................    $  122.5    $   25.5    $   12.3    $   82.4    $    2.3
                                                ========    ========    ========    ========    ========

OTHER MATTERS

We are significantly leveraged and had a $8.5 million stockholder's deficit at December 31, 2003 compared to a deficit of $18.1 million at December 31, 2002. Through our floating rate debt, we are subject to interest rate fluctuations. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 22% of 2003 consolidated net sales. The combination of these factors, which are outside our control, cause us to be subject to changes in economic trends and new business developments.

We had net operating loss carryforwards of approximately $21.8 million for U.S. federal income tax purposes at December 31, 2003, which, if not utilized, will begin to expire in 2008. We have recorded a valuation allowance of $1.9 million as of the December 31, 2003 against the net operating loss carryforwards as we believe that the corresponding deferred tax asset may not be realizable. We have considered prudent and feasible tax planning strategies in assessing the need for the valuation allowance. There are significant assumptions inherent in our prudent and feasible tax planning strategies. Changes in these assumptions could impact the estimated amount of deferred tax assets realized by these tax planning strategies.

In the event that market conditions necessitate implementing the strategic options available to us including the refinancing of our debt or the sale of one or more of its businesses, management believes that such events would generate sufficient taxable income to utilize its net operating loss carryforwards against which a valuation allowance has not been recorded.

Historically, inflation has not materially affected our business, although raw materials and general operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures. We believe that, generally, it has been able to increase its selling prices to offset increases in costs due to inflation.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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

In a memorandum dated January 10, 2002 issued by the Georgia Environmental Protection Division ("EPD"), Truck Accessories was notified that it may be a "Potentially Responsible Party" in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company has not recorded a liability related to this matter.

On January 29, 2003, the United States Environmental Protection Agency ("USEPA") notified Truck Accessories that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The Company is engaged in settlement discussions to resolve these and other potential claims. USEPA has proposed a penalty of $11,045. The Company has accrued expenses of $20,000 and has implemented four Supplemental Environmental Projects, undertaken in connection with this matter, that require approximately $125,000 of capital expenditures.

In October 2003, Truck Accessories was notified that it may be a potentially responsible party at a United States Environmental Protection Agency Superfund Site in California. The Company has executed a tolling agreement with the EPA and has been invited to attend a de minimis potentially responsible party settlement conference being held by the EPA. Although the Superfund statute provides for joint and several liability and a precise estimate of liability cannot be determined at this time, the Company currently believes that our proportionate share, if any, of the ultimate cost related to any necessary investigation and remedial work at the site will not have a material adverse effect on the Company.

A self-audit conducted in 2002 revealed that a machine shop operated by MIC Group may have failed to file certain forms required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The Company disclosed this situation to the EPA, completed all required reports and filed them with the appropriate agencies in 2002. Recently, the EPA requested additional information, which the Company has provided. At this time we do not know whether the EPA will seek to penalize the Company for these reporting violations.

During a Phase II Environmental Assessment in November 2002 at KWS, in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by November 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company has incurred costs of approximately $60,000, as of December 31, 2003, and it believes that the ultimate cost of this matter will be approximately

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


$70,000. Costs incurred over and above $50,000 should be reimbursable to the company by the previous owner of KWS.

On February 20, 2004, the EPA sent a request for information to the Truck Accessories facility in Milton, Pennsylvania. The information request states that it is pursuant to the EPA's authority under the Resource Conservation Recovery Act, which is the federal statue regulating the handling of hazardous waste. The request asks for a large volume of information and documents related to the Milton facility's handling and recordkeeping related to hazardous wastes. Included with the information request was a copy of a September 2003 inspection report on which the EPA and the Pennsylvania Department of Environmental Protection investigators appear to have indicated non-compliance by Truck Accessories with some Resource Conservation Recovery Act standards. Truck Accessories is in the initial stages of gathering the information necessary to respond to the request. At this time, we do not know if the EPA or the Pennsylvania Department will take enforcement action against Truck Accessories, and we cannot estimate the financial impact of such an enforcement action, if any, which could be material.

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

INTEREST RATES

Variable-Rate Debt. As of December 31, 2003, we had approximately $13.9 million outstanding under our asset-based, revolving credit facilities. The interest rates on the revolving credit facilities are based upon a spread above either the Prime Interest Rate or the London Interbank Overnight Rate (LIBOR). Which rate used is determined at our option. The amount outstanding under this revolving credit facility will fluctuate throughout the year based upon working capital requirements. Based upon the monthly average of $15.1 million outstanding under the revolving credit facilities during 2003, a 1% change in the interest rate would have caused a change in interest expense of approximately $151,000 on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared with fixed-rate borrowings.

Fixed-Rate Debt. As of December 31, 2003 and 2002, we had $75.9 million and $85.0 million, respectively of 12 1/2% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $70.6 million and $69.7 million based upon their publicly traded value at December 31, 2003 and 2002, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $2.1 million as of December 31, 2003 and $1.3 million as of December 31, 2002.

FOREIGN CURRENCY

Raider Industries, a subsidiary of Truck Accessories, has two manufacturing plants in Canada, which generated revenues of approximately $23.3 million during the year ended December 31, 2003. The functional currency of Raider Industries is the Canadian Dollar. We do not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, the majority of goods manufactured in Canada are exported and sold to customers in the United States. Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing Raider Industries' gross margin, assuming that the United States sales price remains unchanged.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:...............................................................            Page
                                                                                                         ----
Report of Independent Auditors...............................................................             32
Consolidated Balance Sheets as of December 31, 2003 and 2002.................................             33
Consolidated Statements of Operations for the years ended
         December 31, 2003, 2002 and 2001....................................................             34
Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002 and 2001....................................................             35
Consolidated Statements of Stockholder's Deficit for the years
         Ended December 31, 2003, 2002 and 2001..............................................             36
Notes to Consolidated Financial Statements...................................................             37

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholder
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of J.B. Poindexter & Co., Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standard 142. "Goodwill and Other Intangible Assets" in 2002


                                              ERNST & YOUNG LLP


Houston, Texas
February 23, 2004

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                DECEMBER 31,
                                                                                         -------------------------
                                                ASSETS                                      2003           2002
                                                                                         ----------     ----------

Current assets
     Restricted cash ................................................................    $    1,351     $      112
     Accounts receivable, net of allowance for doubtful accounts of
              $834 and $828, respectively ...........................................        29,726         23,175
     Inventories, net of allowance for excess and obsolete of $1,720, and $2,123,
              respectively ..........................................................        27,825         23,103
     Deferred income taxes ..........................................................         1,188          1,540
     Prepaid expenses and other .....................................................         1,582          1,130
                                                                                         ----------     ----------
              Total current assets ..................................................        61,672         49,060
Property, plant and equipment, net ..................................................        33,183         39,189
Net assets of discontinued operations ...............................................            --            321
Goodwill ............................................................................        16,816
                                                                                                            16,816
Deferred income taxes ...............................................................         5,186          6,548
Other assets ........................................................................         5,885          3,405
                                                                                         ----------     ----------
Total assets ........................................................................    $  122,742     $  115,339
                                                                                         ==========     ==========

                                 LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities
     Current portion of long-term debt ..............................................    $    1,221     $      982
     Borrowings under the revolving credit facilities ...............................        13,860         15,866
     Accounts payable ...............................................................        20,850         13,310
     Accrued compensation and benefits ..............................................         6,275          4,850
     Accrued income taxes ...........................................................           519            165
     Other accrued liabilities ......................................................         7,437          7,968
                                                                                         ----------     ----------
              Total current liabilities .............................................        50,162         43,141
                                                                                         ----------     ----------
Noncurrent liabilities
     Long-term debt, less current portion ...........................................        76,824         86,891
     Employee benefit obligations and other .........................................         3,636          3,356
     Net liabilities of discontinued operations .....................................           579             --
                                                                                         ----------     ----------
              Total noncurrent liabilities ..........................................        81,039         90,247
                                                                                         ----------     ----------
Stockholder's deficit
     Common stock, par value $0.01 per share (3,059 shares issued) ..................            31             31
     Capital in excess of par value of stock ........................................        16,455         16,455
     Accumulated other comprehensive income .........................................           (82)          (618)
     Accumulated deficit ............................................................       (24,863)       (33,917)
                                                                                         ----------     ----------
       Total stockholder's deficit ..................................................        (8,459)       (18,049)
                                                                                         ----------     ----------
              Total liabilities and stockholder's deficit ...........................    $  122,742     $  115,339
                                                                                         ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 2003            2002            2001
                                                              -----------     -----------     -----------
     Net sales ...........................................    $   410,928     $   330,984     $   362,565
     Cost of sales .......................................        350,442         285,904         305,615
                                                              -----------     -----------     -----------
     Gross profit ........................................         60,486          45,080          56,950
     Selling, general and administrative expense .........         36,556          40,069          38,943
     Exchange offer costs ................................            831              --              --
     Closed and excess facility costs ....................             --             322             141
     Other income ........................................           (737)           (907)           (285)
                                                              -----------     -----------     -----------
     Operating income ....................................         23,836           5,596          18,151
     Interest expense ....................................         12,129          12,506          13,152
                                                              -----------     -----------     -----------
     Income (loss) from continuing operations before
          income taxes and discontinued operations .......         11,707          (6,910)          4,999
     Income tax (benefit) provision ......................          2,614          (1,183)          2,829
                                                              -----------     -----------     -----------
     Income (loss) from continuing operations before
         discontinued operations .........................          9,093          (5,727)          2,170
     Loss from discontinued operations,
              net of applicable taxes ....................            (39)         (6,383)         (4,411)
                                                              -----------     -----------     -----------
     Net income (loss) ...................................    $     9,054     $   (12,110)    $    (2,241)
                                                              ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                       2003           2002           2001
                                                                                    ----------     ----------     ----------
   Net income (loss) ...........................................................    $    9,054     $  (12,110)    $   (2,241)
   Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
     Depreciation and amortization .............................................         8,855          9,268         10,405
     Debt issuance costs .......................................................           692            400            400
     Loss on disposal of discontinued operations ...............................            --          2,669             --
     Closed and excess facility costs ..........................................            --            322            141
     Gain on buy back of Senior Secured Notes ..................................          (368)            --             --
     Non-cash provision for excess and obsolete inventory ......................             9            378          1,044
     Non-cash provision for doubtful accounts receivable .......................           156            195            984
     (Gain) loss on sale of property, plant and equipment ......................          (122)           170            (61)
     Deferred federal income tax benefit .......................................         1,697         (1,765)          (597)
     Operating cash flows from discontinued operations .........................           (29)         1,805          4,783
     Other .....................................................................          (151)          (243)          (114)
   Change in assets and liabilities, net of the effect of acquisitions and dispositions:
     Accounts receivable .......................................................        (6,360)        (1,475)         7,692
     Inventories ...............................................................        (4,037)          (505)         4,759
     Prepaid expenses and other ................................................          (672)            84            (86)
     Accounts payable ..........................................................         7,756           (504)          (392)
     Accrued income taxes ......................................................           354           (375)           195
     Other accrued liabilities .................................................         1,359          1,213         (2,856)
                                                                                    ----------     ----------     ----------
         Net cash (used) provided by operating activities ......................        18,193           (473)        24,056
                                                                                    ----------     ----------     ----------
   Cash flows used in investing activities:
     Purchase of businesses, net of cash acquired ..............................          (400)            --            (39)
     Proceeds from disposition of business, property, plant and equipment ......         1,035             77             90
     Acquisition of property, plant and equipment ..............................        (3,994)        (5,477)        (7,934)
     Net proceeds from disposal of discontinued operations .....................           933          3,098           (558)
     Other .....................................................................            20             --            (35)
                                                                                    ----------     ----------     ----------
         Net cash used in investing activities .................................        (2,406)        (2,302)        (8,476)
                                                                                    ----------     ----------     ----------
   Cash flows provided by (used in) financing activities:
     Net (payments) proceeds of revolving lines of credit and short term debt ..        (1,647)         7,916        (15,360)
     Proceeds from long-term debt and capital leases ...........................            64             --          1,061
     Payments of long-term debt and capital leases .............................        (9,855)        (2,461)        (2,621)
     Exchange offer consent fee and debt costs .................................        (2,719)            --             --
     Net payments of debt of discontinued operations ...........................            --         (2,660)          (728)
     Change in restricted cash .................................................        (1,239)           (14)         2,247
                                                                                    ----------     ----------     ----------
         Net cash provided by (used in) financing activities ...................       (15,396)         2,781        (15,401)
                                                                                    ----------     ----------     ----------
     Effect of exchange rate on cash ...........................................          (391)            (6)          (179)

   Change in cash ..............................................................            --             --             --
   Cash beginning of period ....................................................            --             --             --
                                                                                    ----------     ----------     ----------

   Cash end of period ..........................................................    $       --     $       --     $       --
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

                                                                                                  ACCUMULATED
                                           SHARES OF          COMMON                                OTHER
                                            COMMON          STOCK AND          ACCUMULATED       COMPREHENSIVE
                                             STOCK        PAID-IN CAPITAL        DEFICIT             INCOME              TOTAL
                                           ----------     ---------------      -----------       -------------        ----------
DECEMBER 31, 2000 .................             3,059         $   16,486        $  (19,566)        $     (432)        $   (3,512)
     Net loss .....................                --                 --            (2,241)                --             (2,241)
     Translation adjustment .......                --                 --                --               (181)              (181)
                                                                                                                      ----------
     Comprehensive loss ...........                                                                                       (2,422)
                                           ----------         ----------        ----------         ----------         ----------
DECEMBER 31, 2001 .................             3,059             16,486           (21,807)              (613)            (5,934)
     Net loss .....................                --                 --           (12,110)                --            (12,110)
     Translation adjustment .......                --                 --                --                 (5)                (5)
                                                                                                                      ----------
     Comprehensive loss ...........                                                                                      (12,115)
                                           ----------         ----------        ----------         ----------         ----------
DECEMBER 31, 2002 .................             3,059             16,486           (33,917)              (618)           (18,049)
      Net income ..................                --                 --             9,054                 --              9,054
      Translation adjustment ......                --                 --                --                536                536
                                                                                                                      ----------
      Comprehensive income ........                --                 --                --                 --              9,590
                                           ----------         ----------        ----------         ----------         ----------
DECEMBER 31, 2003 .................             3,059         $   16,486        $  (24,863)        $      (82)        $   (8,459)
                                           ==========         ==========        ==========         ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION & BUSINESS:

J.B. Poindexter & Co., Inc. ("JBPCO") and its subsidiaries (the "Subsidiaries", and together with JBPCO, the "Company") operate primarily manufacturing businesses principally in North America. JBPCO and the Subsidiaries are owned and controlled by John Poindexter.

MORGAN TRAILER MANUFACTURING CO. ("MORGAN") manufactures truck bodies for dry freight and refrigerated vans (excluding those made for pickup trucks and tractor-trailer trucks). Its customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass reinforced plywood, hardwood and oil acquired from a variety of sources

TRUCK ACCESSORIES GROUP, INC. ("TRUCK ACCESSORIES") manufactures pickup truck "caps" and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories includes Leer, Century Fiberglass (Century), Raider Industries Inc. (Raider) and Midwest Truck Aftermarket (MTA). The principal raw materials used by Truck Accessories include resin, fiberglass, paint, locks and windows

SPECIALTY MANUFACTURING GROUP ("SPECIALTY MANUFACTURING") comprises MIC Group ("MIC Group") and EFP Corp ("EFP"). MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, the automotive and aerospace industries and other general industries. EFP molds, fabricates and markets expandable foam products which are used as casting patterns, packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, appliance and other industries. It also manufactures products used as thermal insulators. The principal raw materials used by Specialty Manufacturing are expandable polystyrene, polypropylene, polyethylene, resins, ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash. At December 31, 2003 and 2002, substantially all of the Company's cash is restricted pursuant to the terms of the revolving credit facility (See Note 6).

Revenue Recognition. Revenue is recognized upon shipment of the product to customers, except for Morgan where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. We classify amounts billed to customers related to shipping and handling as revenue. The costs associated with the shipping and handling revenue are included in cost of sales.

Accounts Receivable. Accounts receivable are stated net of an allowance for doubtful accounts of $834,000 and $828,000 at December 31, 2003 and 2002, respectively. The Company establishes an allowance for doubtful accounts receivable on a case by case basis when it believes that the required payment of specific amounts owed is unlikely to occur. During the years ended December 31, 2003, 2002 and 2001, the Company charged to expense, $198,000, $195,000 and $984,000 respectively, as a provision for doubtful accounts and deducted from the allowance $192,000, $238,000 and $942,000, respectively, for write-offs of bad debts. The carrying amounts of trade receivables approximate fair value because of the short maturity of those instruments. The Company is not aware of any significant

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


credit risks related to its customer base and does not generally require collateral or other security to support customer receivables.

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

Warranty. Morgan provides product warranties for periods up to five years. Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims. The Company had accrued warranty costs of $2,682,000 and $2,519,000 at December 31, 2003 and 2002, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company charged to expense $1,363,000, $913,000 and $106,000 and deducted from the accrual costs of $1,200,000, $1,090,000 and $1,337,000, respectively.

Advertising and Research and Development Expense. The Company expenses advertising costs and R&D costs as incurred. During the years ended December 31, 2003, 2002 and 2001, advertising expense was approximately $1,896,000, $1,793,000 and $1,774,000, respectively and R&D expense was $1,241,000,
$1,978,000 and $1,884,000, respectively.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal year 2003 presentation. Lowy Group was a subsidiary that was disposed of in 1999 and treated as a discontinued operation. During the year ended December 31, 2002, the Company recorded a gain of approximately $91,000 net of income taxes from the surrender of life insurance policies attributed to Lowy Group. The gain was recorded in other income and expense and has been reclassified to discontinued operations in the financial statements presented.

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

Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the excess of the purchase price over the estimated fair value of net assets acquired was accounted for as goodwill and was amortized on a straight lines basis over a 20 to 40 year life. In accordance with SFAS No. 142, goodwill is tested at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that the Company's reporting units are the same as its operating segments for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment with the exception of the Specialty Manufacturing operating segment.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management has determined that Specialty Manufacturing has two reporting units that include EFP and MIC Group. No impairment test was performed on EFP because the reporting unit had no goodwill or indefinite-lived intangible assets at January 1, 2002.

During the first quarter of 2002, the Company implemented SFAS No. 142 and performed the initial impairment test of goodwill on its three reporting units with goodwill. The test was applied utilizing the estimated fair value of the reporting units as of January 1, 2002. The fair value of the Company's reporting units is based on acquisition multiples, which are derived from information and analysis of recent acquisitions in the market place for companies with similar operations. No impairment was recorded in any of the Company's three reporting units with goodwill. The Company completed its subsequent annual impairment review effective October 1, 2003 and 2002, which indicated that there was no impairment (See also Note 5). Pro forma results for the year ended December 31, 2001, assuming the discontinuation of amortization of goodwill as of January 1, 2001, are shown below:

                                                                         FOR THE TWELVE MONTHS
                                                                        ENDED DECEMBER 31, 2001
                                                                        -----------------------
          Reported net loss..........................................       $   (2,241,000)
          Amortization of goodwill, net of taxes.....................            1,104,000
                                                                            --------------
          Adjusted net loss..........................................       $   (1,137,000)
                                                                            ==============

3.  SEGMENT DATA:

       The Company operates and manages its subsidiaries within the separate business segments described in Note 1. The Company evaluates performance and allocates resources based on the operating income of each segment. The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies. Effective March 1, 2002 EFP was included in the Specialty Manufacturing segment for all periods presented. EFP represented $21,821,000, $22,498,000 and $22,614,000 of Specialty Manufacturing's net sales for the years ended December 31, 2003, 2002 and 2001, respectively and $7,230,000, $8,063,000 and $8,791,000 of Specialty
Manufacturing's assets as of December 31, 2003, 2002 and 2001, respectively.

       The following is a summary of the business segment data for the years ended December 31, (dollars in thousands):

NET SALES                                     2003                 2002                 2001
                                           -----------         -----------         -----------
Morgan ............................        $   223,241         $   148,440         $   173,187
Truck Accessories .................            132,750             128,532             125,273
Specialty Manufacturing Group .....             54,936              54,012              64,105
                                           -----------         -----------         -----------
Net Sales .........................        $   410,928         $   330,984         $   362,565
                                           ===========         ===========         ===========

OPERATING INCOME (LOSS)
Morgan ............................        $    15,993         $     5,226         $     5,794
Truck Accessories .................              9,314               2,399               8,176
Specialty Manufacturing Group .....              1,787               3,939               7,862
JBPCO (Corporate) .................             (3,258)             (5,968)             (3,681)
                                           -----------         -----------         -----------
Operating Income ..................        $    23,836         $     5,596         $    18,151
                                           ===========         ===========         ===========


                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEPRECIATION AND AMORTIZATION EXPENSE                   2003              2002              2001
                                                     ----------        ----------        ----------
Morgan ......................................        $    2,776        $    2,700        $    2,783
Truck Accessories ...........................             3,350             3,559             4,262
Specialty Manufacturing Group ...............             2,701             2,947             3,262
JBPCO (Corporate) ...........................                28                62                98
                                                     ----------        ----------        ----------
Depreciation and Amortization Expense .......        $    8,855        $    9,268        $   10,405
                                                     ==========        ==========        ==========

TOTAL ASSETS AS OF DECEMBER 31,                         2003              2002               2001
                                                     ----------        ----------        ----------
Morgan ......................................        $   53,156        $   48,297        $   46,651
Truck Accessories ...........................            41,727            38,939            42,284
Specialty Manufacturing Group ...............            26,611            24,608            30,288
JBPCO (Corporate) ...........................             1,248             3,495             1,686
                                                     ----------        ----------        ----------
Identifiable Assets .........................        $  122,742        $  115,339        $  120,909
                                                     ==========        ==========        ==========

CAPITAL EXPENDITURES                                    2003              2002               2001
                                                     ----------        ----------        ----------
Morgan ......................................        $      662        $      535        $      891
Truck Accessories ...........................             2,275             3,262             3,603
Specialty Manufacturing Group ...............             1,054             1,649             3,392
JBPCO (Corporate) ...........................                 3                31                48
                                                     ----------        ----------        ----------
Capital Expenditures ........................        $    3,994        $    5,477        $    7,934
                                                     ==========        ==========        ==========

Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 41%, 35% and 39% of Morgan's net sales during 2003, 2002 and 2001, respectively. Specialty Manufacturing has one customer in the international oil field service industry that accounted for approximately 15%, 14% and 21% of Specialty Manufacturing's net sales during 2003, 2002 and 2001, respectively.

The Company's operations are located principally in the United States. However, Raider is located in Canada. Long-lived assets relating to these foreign operations were $3,700,000 and $4,188,000 at December 31, 2003 and 2002,
respectively. Consolidated net sales include $15,124,000, $13,633,000 and $13,827,000 in 2003, 2002 and 2001, respectively, of sales to customers outside the United States.

JBPCO (Corporate) operating losses for all periods comprise the costs of the parent company office and personnel that provide strategic direction and support to the subsidiary companies.

4. INVENTORIES:

         Consolidated net inventories consist of the following (dollars in thousands):

                                                   DECEMBER 31,
                                           ----------------------------
                                              2003              2002
                                           ----------        ----------
Raw Materials .....................        $   17,018        $   13,506
Work in Process ...................             5,695             4,606
Finished Goods ....................             5,112             4,991
                                           ----------        ----------
Total Inventory ...................        $   27,825        $   23,103
                                           ==========        ==========


Inventories are stated net of an allowance for shrinkage, excess and obsolete inventory of $1,720,000 and $2,123,000 at December 31, 2003 and 2002,
respectively. During the years ended December 31,

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2003, 2002 and 2001, the Company charged to expense $90,000, $378,000 and $1,044,000, respectively, as a provision for excess and obsolete inventory and deducted from the allowance $493,000, $393,000 and $1,296,000, respectively, for write-offs of excess and obsolete inventory.

5. LONG LIVED ASSETS

         Property, plant and equipment, as of December 31, 2003 and 2002, consisted of the following (dollars in thousands):

                                                          Range of Useful Lives
                                                                 in years           2003               2002
                                                          ---------------------  ----------         ----------
        Land ..........................................                --        $    2,972         $    3,340
        Buildings and improvements ....................              5-25            20,035             20,505
        Machinery and equipment .......................              3-10            73,388             70,197
        Furniture and fixtures ........................              2-10            14,748             14,009
        Transportation equipment ......................              2-10             3,305              3,215
        Leasehold improvements ........................              3-10             5,797              6,106
        Construction in progress ......................                --               375                653
                                                                                 ----------         ----------
                                                                                    120,620            118,025
        Accumulated depreciation and amortization                                   (87,437)           (78,836)
                                                                                 ----------         ----------
        Property, plant and equipment, net                                       $   33,183         $   39,189
                                                                                 ==========         ==========

Machinery and Equipment included approximately $1,030,000 and $966,000 of equipment at cost recorded under capital leases as of December 31, 2003 and 2002.

Depreciation expense was $8,595,000, $9,136,000 and $9,221,000 and included $151,000, $149,000 and $93,000 for assets recorded under capital leases, for the years ended December 31, 2003, 2002 and 2001, respectively.

         Other assets and goodwill as of December 31, 2003 and 2002, consist of the following (dollars in thousands):

                                                                               2003                          2002
                                                                    --------------------------    ----------------------------
                                                   Amortization     Accumulated      Net Book     Accumulated         Net Book
                                                 Period in Years    Amortization       Value      Amortization          Value
                                                 ---------------    ------------    ----------    ------------       ---------
Other Assets:
  Cash surrender value of life insurance .....             --        $     --        $  1,247        $     --        $  1,220
  Agreements not-to-compete ..................              6             232             463              --              --
  Debt issuance costs and other ..............           3-10             999           4,175           4,816           2,185
                                                                     --------        --------        --------        --------
Total ........................................                       $  1,231        $  5,885        $  4,816        $  3,405
                                                                     ========        ========        ========        ========
Goodwill .....................................                                       $ 16,816                        $ 16,816
                                                                                     ========                        ========

Amortization expense was $260,000, $132,000 and $1,184,000 for the years ended December 31, 2003, 2002 and 2001. The amortization of deferred loan costs were $692,000, $400,000 and $400,000 for the years ended December 31, 2003, 2002 and
2001 and are projected to be $912,000 for the 2004, 2005 and 2006 years and $456,000 in 2007. See also Note 16 related to the Proposed Refinancing and Acquisition which if completed could result in the write off of all or a portion of the debt issuance costs.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. At December 31, 2003 goodwill comprised of approximately $2,181,000, $10,684,000 and $3,951,000 for the Morgan, Truck Accessories and MIC Group reporting units, respectively.

During 2002 Morgan discontinued operations at its Mexico plant and wrote down the carrying value of the related buildings and improvements by $240,000 which is included in closed and excess facility costs for the year ended December 31, 2002. Effective May 12, 2003, the Company sold the Morgan facility located in Monterrey, Mexico. The Company received cash proceeds of approximately $865,000, net of fees, which was used to pay down borrowings under the Revolving Loan Agreement. There was no gain or loss on the transaction. Effective October 19, 2003, the Company sold the capital stock of Acero-Tec S.A. de C.V., for approximately $157,000 net of foreign taxes and expenses. The gain on the sale of the stock of $157,000 was included in other income for the year ended December 31, 2003.

6. REVOLVING CREDIT AGREEMENTS:

         Amounts outstanding under the Revolving Credit Agreement as of December 31, 2003 and 2002 were (in thousands):

                                                                       2003             2002
                                                                    ---------        ---------
JBPCO Revolver (Weighted average interest rate of 6.6%) ....        $  13,860        $  15,866
                                                                    =========        =========

The Company's Revolving Loan Agreement was renewed on March 26, 2003, and it automatically renews each year, subject to cancellation by either party not less than 60 days prior March 30 of that year. The Agreement allows the Company to borrow funds and provides for the guarantee of letters of credit and certain foreign exchange contracts, issued by the Company's banks, up to the lesser of $40,000,000, reduced from $58,000,000 effective March 31, 2003, or an amount based on advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries. The advance rates are 85% for receivables and 60% for inventory excluding work in process. The Revolving Loan Agreement provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, 1.1% at December 31, 2003) plus a margin of 2% or U.S. prime rate (4.00% at December 31, 2003). Interest is payable monthly including a fee of one-half of one percent on a portion of unused borrowing availability. The Subsidiaries are guarantors of this indebtedness, and inventory and receivables are pledged under the Revolving Loan Agreement. At December 31, 2003, the Company had total borrowings of $13,860,000 and letters of credit of $5,280,000 outstanding pursuant to the Revolving Loan Agreement. At December 31, 2003 the Company's unused available borrowing under the Revolving Loan Agreement totaled approximately $19,548,000 based on eligible accounts receivable and inventories.

The Revolving Loan Agreement contains provisions allowing the lender to accelerate debt repayment upon the occurrence of an event the lender determines to represent a material adverse change. Balances outstanding under the Revolving Loan Agreement are classified as current liabilities. The Revolving Loan Agreement also contains restrictive covenants, which, among other things, restrict the ability of the Company to dispose of assets, incur debt and restrict certain corporate activities. At December 31, 2003, the Company was in compliance with all covenants of the Revolving Loan Agreement. The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. At December 31, 2003, the Company was prohibited from paying dividends under the terms of the Revolving Loan Agreement. Additionally, the

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's cash balance is restricted under the terms of the Revolving Loan Agreement. The Company anticipates that it will be in compliance with all covenants of the Revolving Loan Agreement in 2004.

7. LONG-TERM DEBT AND NOTE OFFERING:

         Long-term debt as of December 31, 2003 and 2002 consists of the following (Dollars in the table in thousands):

                                                                                          2003             2002
                                                                                        ---------        ---------
JBPCO:
        12 1/2% Senior Secured Notes due 2007 ..................................        $  75,854        $      --
        12 1/2% Senior Notes due 2004 ..........................................               15           85,000
                                                                                        ---------        ---------
                                                                                           75,869           85,000
                                                                                        ---------        ---------
SPECIALTY MANUFACTURING:
        Term loan, due December 30, 2005, monthly payments of $113,095 through
            March 31,2004 and $38,095 thereafter plus interest at
            U.S. prime plus 1/2% (4.00% at December 31, 2003) ..................            1,111            1,793
        Cash Flow loan, due March 31, 2003, monthly payments
           of $55,555 plus interest at U.S. prime plus 1%
           (4.00% at December 31, 2003) ........................................               --              120
        Seller's Note payable, due March 31, 2003, quarterly payments of $239,583 plus interest at U.S. prime
           (4.00% at December 31, 2003) ........................................               --              240
        Obligations under capital leases and non-compete agreements ............            1,065              720
                                                                                        ---------        ---------
                                                                                            2,176            2,873
                                                                                        ---------        ---------
     Total long-term debt ......................................................           78,045           87,873
     Less current portion ......................................................            1,221              982
                                                                                        ---------        ---------
     Long-term debt, less current portion ......................................        $  76,824        $  86,891
                                                                                        =========        =========

Effective June 10, 2003 the Company successfully completed the exchange (Exchange Offer) of $84,985,000 of its 12.5% Senior Notes due May 2004 (Old Notes) for $84,985,000 of 12.5% Senior Secured Notes due May 2007 (New Notes). Effective September 29, 2003 the Company purchased for cash $9,131,000 of the New Notes. The interest rate on the New Notes is 12.50% per year; provided that, if on May 15, 2006, the Company has not retired (either through tender offers or redemptions) at least an additional aggregate of $3,319,000 of New Notes since the issue date of the New Notes, the interest rate on the New Notes will increase by an additional 250 basis points (i.e., 2.5%) from the interest rate then in effect until the interest payment date immediately succeeding the date on which the Company has repaid an aggregate of at least $3,319,000 of New Notes. Interest on the New Notes accrued from May 15, 2003 and will be payable on May 15 and November 15 of each year and at maturity. Interest will be paid in cash provided that, at the option of the Company, any three of the first five interest payments (i.e., November 15, 2003, May 15 and November 15, 2004 and May 15 and November 15, 2005) may be made (i) half in cash and (ii) half in the form of additional New Notes, or paid-in kind, with a principal amount equal to 112.5% of the amount of cash that would have otherwise been payable. The November 15, 2003 interest payment was made in cash.

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

The Company's obligations under the New Notes are guaranteed by all of its current and future subsidiaries (the "Subsidiaries" or the "Guarantors"). The New Notes are secured by a perfected, first priority security interest in all the assets owned by the Company and the Subsidiaries except for the assets securing the Revolving Credit Agreement (primarily cash, inventory and accounts receivable) and the assets of Specialty Manufacturing that secure borrowings of $1,111,000 as of December 31, 2003 under a term loan agreement. The New Notes are also secured by a pledge of the capital stock of the Company's subsidiaries, other than the stock of Morgan. Separate financial statements of the Subsidiary Guarantors are not included because all the Subsidiary Guarantors provide the Guarantees, and the Subsidiary Guarantors are jointly and severally liable on a full and unconditional basis.

The New Indenture includes covenants that limit the ability of the Company and the ability of the Company's Restricted Subsidiaries to: incur additional debt, including guarantees; make acquisitions; sell assets; make investments and other restricted payments, pay dividends, redeem or repurchase capital stock or subordinated obligations, subject to certain exceptions; create specified liens; create or permit restrictions on the ability of the Company's Restricted Subsidiaries to pay dividends or make other distributions to the Company; engage in transactions with affiliates; engage in sale and leaseback transactions; consolidate or merge with or into other companies or sell all or substantially all of their assets. The Company is in compliance with all the restrictive covenants of the New Indenture as of December 31, 2003.

Costs associated with the Exchange Offer of $831,000 were expensed during the year ended December 31, 2003. The Company paid a consent fee to the holders of the Old Notes of 3% or approximately $2,550,000 that was paid in cash effective June 10, 2003. The consent fee was capitalized as deferred loan costs and will be amortized as interest expense over the term of the New Notes.

Effective September 29, 2003 the Company purchased for cash $9,131,000 principal amount of its New Notes pursuant to an offer to purchase up to $12.5 million of the New Notes. The Company paid approximately $8,838,000, including accrued interest of approximately $438,000, and recorded a gain, included in Other Income, on the purchase of approximately $367,000 net of deferred loan costs of $288,000.

At December 31, 2003, the Consolidated EBITDA Coverage Ratio, as defined in the 12 1/2% New Notes Bond Indenture, was greater than 2:1 in which case the Company is permitted to incur debt for the purposes of making capital expenditures including capital leases.

The Company believes that it has adequate resources to meet its working capital and capital expenditure requirements consistent with past trends and practices. Operating cash flows are a principal source of liquidity to the Company and the diverse nature of the operations of the Company, in management's opinion, reduces exposure to economic factors such as the current manufacturing recession. Additionally, the Company believes that its borrowing availability under the Revolving Credit Agreement and potentially available sources of long-term financing will satisfy the Company's cash requirements for the coming year, given its anticipated additional capital expenditures, working capital requirements and its known obligations. The Company has commenced negotiations to refinance its New Notes due in May 2007; however, there can be no assurances that any refinancing will be successfully completed.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's obligation under the term loan due December 30, 2005 is secured by a lien upon the property of Specialty Manufacturing in the amount of approximately $1,111,000 granted to the lender.

The Company estimates the fair value of the 12 1/2% Senior Notes at December 31, 2003 and 2002 to be approximately $70,640,000 and $69,700,000, respectively, based on their publicly traded value at that date compared to a recorded amount of $75,854,000 and $85,000,000 as of December 31, 2003 and 2002, respectively.

The carrying values of receivables, payables and debt maturing within one year contained in the Consolidated Balance Sheets as of December 31, 2003 and 2002 approximate the fair value of those instruments.

         MATURITIES. Aggregate principal payments on long-term debt for the next five years and thereafter to December 31, 2003, are as follows (dollars in thousands):


2004....................................................................................    $ 1,221
2005....................................................................................        749
2006....................................................................................        177
2007....................................................................................     75,895
2008....................................................................................          3
                                                                                            -------
                                                                                            $78,085

8. OPERATING LEASES:

         The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments for the next five years subsequent to December 31, 2003 are as follows (dollars in thousands):

2004....................................................................................    $ 8,430
2005....................................................................................      6,383
2006....................................................................................      5,043
2007....................................................................................      3,716
2008....................................................................................      2,769


Total rental expense included in continuing operations under all operating leases was $9,600,000 $9,451,000 and $10,615,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

9. SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash payments for interest were $13,524,000, $12,255,000 and $13,134,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Cash payments for income taxes, net of refunds, were $485,000, $1,440,000 and $948,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES:

         The income tax provision consists of the following for the years ended December 31, 2003, 2002 and 2001 (dollars in thousands):

                                              2003             2002             2001
                                           ---------        ---------         ---------
Current:
 Federal ..........................        $     149        $    (313)        $      26
 State ............................              185              250               600
 Foreign ..........................              566              645               600

Deferred:
 Federal ..........................            1,676           (1,628)            1,683
 State ............................               38             (137)              (80)
                                           ---------        ---------         ---------
Income tax (benefit) provision ....        $   2,614        $  (1,183)        $   2,829
                                           =========        =========         =========

         The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2003, 2002 and 2001 (Dollars in thousands):

                                                     2003                         2002                        2001
                                            -----------------------     -----------------------     -----------------------
                                             AMOUNT           %           AMOUNT          %           AMOUNT          %
                                            ---------     ---------     ---------     ---------     ---------     ---------
Tax provision (benefit) at federal
     statutory income tax rate .........    $   3,980            34%    $  (2,349)          (34%)   $   1,700            34%
Valuation allowance ....................         (800)           (7)          479             7            --            --
Goodwill amortization ..................           --            --            --            --           111             2
Non deductible expenses ................           (5)           --           181             3             2            --
State income taxes, net of federal
     income tax benefit ................          122             1           165             2           452             9
Foreign income and withholding
     taxes, net of federal benefit .....          352             3           449             7           565            11
Other ..................................       (1,035)           (9)         (108)           (2)           (1)           --
                                            ---------     ---------     ---------     ---------     ---------     ---------
(Benefit) Provision for income
     taxes and effective tax rates .....    $   2,614            22%    $  (1,183)          (17)%   $   2,829            56%
                                            =========     =========     =========     =========     =========     =========

         The domestic and foreign components of Income (Loss) from Continuing Operations before Income Taxes were:

                                                   2003              2002                2001
                                                ----------        ----------         ----------
Domestic ...............................        $   10,373        $   (8,610)        $    4,000
Foreign ................................             1,334             1,700                999
                                                ----------        ----------         ----------
         Total .........................        $   11,707        $   (6,910)        $    4,999
                                                ==========        ==========         ==========

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws. The net deferred tax assets and liabilities as of December 31, 2003 and 2001 were (dollars in thousands):

                                                        2003               2002
                                                     ----------         ----------

CURRENT DEFERRED TAX ASSET:
Allowance for doubtful accounts .............        $      300         $      318
Employee benefit accruals and reserves ......               689                940
Other .......................................               199                282
                                                     ----------         ----------
Total current deferred tax asset ............             1,188              1,540
                                                     ----------         ----------

LONG TERM DEFERRED TAX ASSET:
Tax benefit carryforwards ...................             8,543             11,586
Warranty liabilities ........................               914                955
Other .......................................               982              1,260
Valuation allowance .........................            (1,865)            (2,665)
                                                     ----------         ----------
Total long term deferred tax asset ..........             8,574             11,136
                                                     ----------         ----------

LONG TERM DEFERRED TAX LIABILITIES:
Depreciation and amortization ...............            (3,388)            (4,585)
Other .......................................                --                 (3)
                                                     ----------         ----------
Total long term deferred tax liability ......            (3,388)            (4,588)
                                                     ----------         ----------
   Net long term deferred tax asset .........             5,186              6,548
                                                     ----------         ----------
           Net deferred tax asset ...........        $    6,374         $    8,088
                                                     ==========         ==========

         TAX CARRYFORWARDS. The Company has alternative minimum tax credit carryforwards of approximately $1,134,000 at December 31, 2003 for U.S. federal income tax purposes, which may be carried forward indefinitely. The Company has net operating loss carryforwards of approximately $21,800,000 for U.S. federal income tax purposes at December 31, 2003, which if not utilized, will begin to expire in 2008. At December 31, 2003, the Company had a valuation allowance of $1,865,000 which reflects an $800,000 decrease from the amount at December 31, 2002. The Company believes, based on available evidence, that it is more likely than not that an additional portion of the Company's net deferred tax asset will be realized in the future. The $1,035,000 of other reconciling differences between the federal income tax rate and the effective rate for the year ended December 31, 2003 was due primarily to prior year provision to return differences.

11. COMMON STOCK:

         As of December 31, 2003 and 2002, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share. JBPCO was incorporated in Delaware. No other classes of common stock, preferred stock or common stock equivalents exist.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. EMPLOYEE BENEFIT PLANS:

DEFINED CONTRIBUTION PLANS

JBPCO 401(k) PLAN. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 15% of gross pay and provides for Company matching contributions up to two percent of the first six percent of gross pay as well as the opportunity for an annual discretionary contribution. The Company reduced the matching percentage from three percent effective August 1, 2002 and has not made an annual discretionary contribution. Vesting in the Company matching contribution is 20% per year over the first five years. The Company incurred related employer matching contribution and administrative expenses of $674,000, $1,044,000 and $918,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

DEFINED BENEFIT PLANS

Truck Accessories assumed future sponsorship of a defined benefit plan covering hourly employees at its Gem Top division that was sold and all the employees terminated effective February 28, 2003. The plan was frozen effective March 31, 1996 and at December 31, 2003 and 2002 the plan was underfunded by approximately $81,000 and $147,000, respectively. The Company's funding policy for the Truck Accessories plan is to make the minimum annual contributions required by applicable regulations.

The following table sets forth the funded status and amounts recognized in the Company's consolidated balance sheets as of December 31, 2003 and 2002, and the significant assumptions used in accounting for the defined benefit plan. (dollars in thousands):

                                                                            2003                2002
                                                                         ----------          ----------

         CHANGE IN BENEFIT OBLIGATION
         Benefit obligation at beginning of year ................        $      540          $      524
         Interest cost ..........................................                28                  36
         Actuarial (gains) losses ...............................               (53)                  8
         Benefits paid ..........................................               (77)                (28)
                                                                         ----------          ----------
         Benefit obligation at end of year ......................        $      438          $      540
                                                                         ----------          ----------

         CHANGE IN PLAN ASSETS
         Fair value of plan assets at beginning of year .........               393                 447
         Actual return on plan assets ...........................                22                 (51)
         Company contributions ..................................                20                  29
         Expenses ...............................................                (1)                 (5)
         Benefits paid ..........................................               (77)                (27)
                                                                         ----------          ----------
         Fair value of plan assets at end of year ...............               357                 393
                                                                         ----------          ----------
         Funded status of the plan ..............................               (81)               (147)
         Unrecognized actuarial loss ............................               106                 160
         Unrecognized net transition obligation .................                --                  42
                                                                         ----------          ----------
         Prepaid benefit cost ...................................        $       25          $       55
                                                                         ==========          ==========

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
         Discount rate ..........................................              6.75%               6.75%
         Expected return on plan assets .........................               8.0%                8.0%

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     2003          2002          2001
                                                  ----------    ----------    ----------
COMPONENTS OF NET PERIODIC
PENSION BENEFIT
Service cost                                      $        1    $        5    $        5
Interest cost                                             28            36            34
Expected return on plan assets                           (27)          (36)          (39)
Recognized net actuarial (gains)/losses                   43             8             8
Amortization of net loss                                   6             2            --
                                                  ----------    ----------    ----------
Net periodic pension benefit                      $       51    $       15    $        8
                                                  ==========    ==========    ==========

13.      ACQUISITIONS:

         Effective May 5, 2003 Morgan purchased certain assets, primarily inventory, of a truck body manufacturer, located in Los Angeles, California. The acquisition was made by an un-restricted, non-guarantor subsidiary of Morgan prior to June 10, 2003 and was merged into Morgan on that date. Morgan paid approximately $400,000, in cash, for the assets and assumed certain liabilities of approximately $240,000. Concurrently with the acquisition, Morgan entered into a two year non-compete agreement with the former owner and a two year consulting agreement with a former officer of the company. Morgan will pay an aggregate of approximately $380,000 each year under the terms of the agreements. The acquisition provided Morgan with an operational manufacturing facility and was a cost effective alternative to a planned investment in a new facility in the Los Angeles market.


14.      COMMITMENTS AND CONTINGENCIES:

Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments. The Company had $5,280,000 and $4,080,000 in standby letters of credit outstanding at December 31, 2003 and 2002, primarily securing the Company's insurance programs.

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

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In a memorandum dated January 10, 2002 issued by the Georgia Environmental Protection Division ("EPD"), Truck Accessories was notified that it may be a PRP in a Georgia state superfund site. Although a precise estimate of liability cannot currently be made with respect to this site, the Company currently believes that its proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company. The Company has not recorded a liability related to this matter.

On January 29, 2003, the United States Environmental Protection Agency ("USEPA") notified Truck Accessories that it had reviewed a self-disclosure regarding failure to file certain forms allegedly required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The Company is engaged in settlement discussions to resolve these and other potential claims. USEPA has proposed a penalty of $11,045. The Company has accrued expenses of $20,000 and has implemented four Supplemental Environmental Projects, undertaken in connection with this matter, that require approximately $125,000 of capital expenditures.

In October 2003, Truck Accessories was notified that it may be a potentially responsible party at a United States Environmental Protection Agency Superfund Site in California. The Company has executed a tolling agreement with the EPA and has been invited to attend a de minimis potentially responsible party settlement conference being held by the EPA. Although the Superfund statute provides for joint and several liability and a precise estimate of liability cannot be determined at this time, the Company currently believes that our proportionate share, if any, of the ultimate cost related to any necessary investigation and remedial work at the site will not have a material adverse effect on the Company.

A self-audit conducted in 2002 revealed that a machine shop operated by MIC Group may have failed to file certain forms required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. The Company disclosed this situation to the EPA, completed all required reports and filed them with the appropriate agencies in 2002. Recently, the EPA requested additional information, which the Company has provided. At this time we do not know whether the EPA will seek to penalize the Company for these reporting violations.

During a Phase II Environmental Assessment in November 2002 at KWS in preparation for its sale, two areas of potential contamination were identified. As a part of the sale agreement, a Phase III project was undertaken to determine the exact level of contamination and potential remediation, if necessary. The Company has entered into a "Voluntary Clean Up Project" with the Texas Commission on Environmental Quality that is expected to be completed by November 2003. Although a precise estimate of liability cannot currently be made with respect to the contamination levels or potential remediation, the Company has incurred approximately $70,000, of expenses as of December 31, 2003, and currently believes that to be the ultimate cost of this matter. Costs incurred over and above $50,000 should be reimbursable to the company by the previous owner of KWS.

On February 20, 2004, the EPA sent a request for information to the Truck Accessories facility in Milton, Pennsylvania. The information request states that it is pursuant to the EPA's authority under the Resource Conservation Recovery Act, which is the federal statue regulating the handling of hazardous waste. The request asks for a large volume of information and documents related to the Milton facility's handling and recordkeeping related to hazardous wastes. Included with the information request was a copy of a September 2003 inspection report on which the EPA and the Pennsylvania Department of Environmental Protection investigators appear to have indicated non-compliance by Truck Accessories with some Resource Conservation Recovery Act standards. Truck Accessories is in the initial stages of gathering the information necessary to respond to the request. At this time, we do not know if the EPA or the Pennsylvania Department will take enforcement action against Truck Accessories, and we cannot estimate the financial impact of such an enforcement action, if any, which could be material.

15.      RELATED PARTY TRANSACTIONS:

         The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern a base fee of approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; $200,000 was paid in 2003 and none was paid in 2002, or in 2001. The Company paid Southwestern $749,000, $549,000, and $757,000 during 2003, 2002 and 2001, respectively, for all these services.

John Poindexter owns 100% of the capital stock of Morgan Olson Corporation. Effective with the acquisition by Morgan Olson Corporation on July 15, 2003 of the business and assets of a truck body manufacturing plant located in Sturgis, Michigan, the Company agreed to provide certain services to Morgan Olson pursuant to a Management Services Agreement between the companies, including Morgan. The Company charged Morgan Olson $362,000 during the period ended December 31, 2003

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for services provided that is included in Other income. Morgan purchases certain materials for and provides the services of certain key personnel to Morgan Olson for which it is reimbursed at cost. During the year ended December 31, 2003 Morgan Olson paid Morgan $956,000 for these purchase and time spent by its personnel. As of December 31, 2003, Morgan Olson owed the Company $414,000 that is included in Accounts Receivable and was paid subsequent to that date.

Mr. Poindexter acquired from a third party, effective November 7, 2003, certain equipment that had been leased to Specialty Manufacturing and valued at approximately $201,000. Also effective on that date Specialty Manufacturing entered into a lease with Mr. Poindexter to lease the equipment. Specialty Manufacturing made no payments under the lease during the year ended December 31,2003.

Mr. Poindexter is an officer of JBPCO and is a partner in a partnership that leases to Morgan certain real property in Georgia. Morgan paid $286,000, $290,000, and $287,000 in rent to the partnership in 2003, 2002 and 2001 pursuant to such lease.

16.      PROPOSED REFINANCING AND ACQUISITION (UNAUDITED)

         We have begun the process of refinancing our existing debt with a proposed offering of new senior notes and a new revolving credit facility. At the same time as the proposed offering or shortly thereafter we plan to acquire from John Poindexter, the sole shareholder of the Company, the stock of Morgan Olson, a truck body manufacturing company that he acquired effective July 14, 2003. The net proceeds from the new credit facility and this offering would be used to repay amounts outstanding under the existing credit facility, Morgan Olson's term loans of $17,400,000 as of December 31, 2003 and to redeem our 12 1/2% Senior Secured Notes due May 2007. There can be no assurances that the refinancing will occur.

         Morgan Olson, located in Sturgis Michigan, is one of three manufacturers of walk-in truck bodies in the United States with a 50 year heritage in the industry. Morgan Olson also manufactures and supplies service parts for its van truck bodies under long-term contracts with the United States Postal Service. Mr. Poindexter acquired certain assets of Morgan Olson from Grumman Olson in a bankruptcy proceeding and will contribute those assets to the Company in conjunction with the proposed refinancing. Mr. Poindexter paid approximately $13,900,000 for the assets including $3,000,000 in cash that he contributed as equity of the company and assumed certain liabilities of approximately $1,500,000. The purchase price was allocated to the assets based on the estimated fair values as of the date of acquisition. There was no goodwill recorded with the acquisition. If the acquisition is consummated, the historical financial statements of the Company will be revised to reflect the merger on a basis similar to a pooling of interests so as to combine the financial statements of both companies for the period they were under common control.

17.      DISCONTINUED OPERATIONS

         During 2003 the Company received a settlement from a class action suit of approximately $280,000 and proceeds from a surrendered life insurance policy of approximately $86,000 that were related to operations sold in 1999. Income from these transactions of $268,000, net of income taxes, was included in Losses from Discontinued Operations of the Company for the year ended December 31, 2003.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SPECIALTY MANUFACTURING GROUP-KWS OPERATIONS

         During the fourth quarter of 2002, the Company committed to a plan to sell principally all the assets, excluding accounts receivable and less certain of the liabilities of the KWS operations of Specialty Manufacturing. The sale was completed effective December 31, 2002. The Company realized net cash proceeds of approximately $3,200,000 from the sale. KWS comprised the bulk material handling operations of the Company's Specialty Manufacturing business segment. The results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

         Condensed financial information related KWS at December 31, 2003 and 2002 is as follows (in thousands):

                              2003          2002
                           ----------    ----------
Current assets             $       --    $      742
Current liabilities              (236)         (532)
                           ----------    ----------
Net assets (liabilities)   $     (236)   $      210
                           ==========    ==========

KWS's loss before income taxes was $81,000 for the year ended December 31, 2003. KWS's revenues were $7,802,000 and $9,926,000 and loss before tax was $4,230,000 and $2,029,000 for the twelve months ended December 31, 2002 and 2001, respectively. The Company recorded a loss on disposal of approximately $1,865,000 during the year ended December 31, 2002 which included the write off of related goodwill of $1,159,000.

       The income (loss) from discontinued operations related to KWS during the twelve months ended December 31, 2003, 2002 and 2001, were as follows (in thousands):

                                                             2003          2002          2001
                                                          ----------    ----------    ----------
Loss from KWS's operations less applicable income taxes
 of $(15), $-, and $(505), respectively                   $      (66)   $   (1,554)   $   (1,006)

Loss on disposal of KWS                                           --        (1,865)           --
                                                          ----------    ----------    ----------
                                                          $      (66)   $   (3,419)   $   (1,006)
                                                          ==========    ==========    ==========

Losses from KWS's operations include interest expense of $0, $223,000 and $342,000 related to the borrowings of KWS under the Revolving Loan Agreement, the term loan due March 31, 2007 and the cash flow loan due March 31, 2003, for the twelve months ended December 31, 2003, 2002 and 2001, respectively. The borrowings were repaid using the proceeds from the sale.

SPECIALTY MANUFACTURING-MARLIN OPERATIONS

        Specialty Manufacturing's Marlin Operation was one of five locations that manufactures expandable foam plastic packaging materials. The operation lost a major customer during 2001 and a failure to replace the lost production volume resulted in management's decision, during 2002, to close or sell the operation. An agreement to sell the operations to a third party was reached during the fourth quarter of 2002 and the sale completed effective January 31, 2003. The third party assumed the operating lease on the premises. There were no net cash proceeds from the transaction. Accordingly, the results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Condensed financial information related to Specialty Manufacturing's Marlin Operations at December 31, 2003 and 2002 as follows (in thousands):

                            2003          2002
                      ----------    ----------
Current assets        $       --    $      516
Current liabilities         (140)         (982)
                      ----------    ----------
Net liabilities       $     (140)   $     (466)
                      ==========    ==========

Specialty Manufacturing's Marlin Operation's revenues were $4,090,000 and $1,998,000 and the loss before income taxes was $748,000 and $1,403,000 for the twelve months ended December 31, 2002 and 2001, respectively. The Company recorded a loss on disposal of approximately $172,000 during the year ended December 31, 2002 which included the write down of remaining property plant, and equipment.

         The income (loss) from discontinued operations related to Specialty Manufacturing's Marlin Operations during the twelve months ended December 31, 2002 and 2001 were as follows (in thousands):

                                                                       2002         2001
                                                                   ----------    ----------
     Loss from Specialty Manufacturing's Marlin Operations
       less applicable income taxes of $-, $(471),  respectively   $     (576)   $     (932)
     Loss on disposal of Specialty Manufacturing's Marlin
      operations                                                         (172)           --
                                                                   ----------    ----------
                                                                   $     (748)   $     (932)
                                                                   ==========    ==========

TRUCK ACCESSORIES-GEM TOP OPERATIONS

       During the fourth quarter of 2002, the Company committed to a plan to sell principally all the assets, less certain of the liabilities of the Gem Top operations of Truck Accessories. The sale was completed effective February 28, 2003. The Company realized net cash proceeds of approximately $840,000 from the sale. Accordingly the results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet as "net assets of discontinued operations".

         Condensed financial information related Gem Top at December 31, 2003 and 2002 is as follows (in thousands):

                                       2003          2002
                                    ----------    ----------
         Current assets             $       --    $      893
         Property, net                      --           196
                                    ----------    ----------
         Total assets                       --         1,089
         Less current liabilities         (203)         (512)
                                    ----------    ----------
         Net assets (liabilities)   $     (203)   $      577
                                    ==========    ==========

Gem Top's revenues were $918,000, $6,056,000 and $9,946,000, and the income
(loss) before income taxes was $ (345,000), $(1,544,000) and $500,000, for the twelve months ended December 31, 2003, 2002 and 2001, respectively. The Company accrued certain closing costs and wrote down the value of

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventory and fixed assets recording an impairment loss of approximately $632,000 as of December 31, 2002. Accrued closing costs included severance costs of $128,000.

         The loss from discontinued operations related to Gem Top during the twelve months ended December 31, 2003, 2002 and 2001, were as follows (in thousands):

                                                                                          2003          2002          2001
                                                                                       ----------    ----------    ----------
     Income (loss) from Gem Top's operations less applicable income taxes of
        $(104), $-, and $168, respectively                                             $     (241)   $     (912)   $      332
     Loss on disposal of Gem Top                                                               --          (632)           --
                                                                                       ----------    ----------    ----------
                                                                                       $     (241)   $   (1,544)   $      332
                                                                                       ==========    ==========    ==========

TRUCK ACCESSORIES-POLYMER PRODUCTS DIVISION (PPD) AND TRUCK ACCESSORIES DISTRIBUTION

         During the fourth quarter of 2001, management decided to cease production of polymer based products at Truck Accessories and the closure of the PPD division was completed during the fourth quarter. Limited production of certain tonneau models continued in 2002. Accordingly the results of operations have been reported as discontinued operations in the consolidated financial statements for the periods presented. There were no net assets or liabilities associated with these operations as of December 31, 2003 and 2002.

PPD's revenues were $410,000 and $4,479,000 and the (loss) before income taxes were $(542,000) and $(4,225,000) for the twelve months ended December 31, 2002 and 2001, respectively. The Company wrote off the product molds and inventory associated with the discontinued products of approximately $611,000 and expensed approximately $682,000 associated with potential future product warranty costs during the year ended December 31, 2001. Additionally, during 2002, Truck Accessories incurred an expense related to the Truck Accessories Distribution operations that were sold during the year ended December 31, 1999 of $146,000 net of applicable taxes.

                  J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  SELECTED QUARTERLY INFORMATION (UNAUDITED)

        The Company's accounting records are maintained on the basis of four 13 week quarters. Shown below are the selected unaudited quarterly data:

                                            MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                              2003             2003              2003              2003
                                          ------------      ------------      ------------      ------------
Net sales                                 $     89,898      $    114,283      $    104,379      $    102,368
Cost of sales                                   77,167            96,045            88,466            88,764
                                          ------------      ------------      ------------      ------------
Gross profit                                    12,731            18,238            15,913            13,604
Selling general and administrative               8,657             8,702             9,034            10,163
Exchange offer costs                                --               940              (109)               --
Other income                                      (125)              (35)             (384)             (193)
                                          ------------      ------------      ------------      ------------
Operating Income                                 4,199             8,631             7,372             3,634
Interest expense                                 3,345             2,897             3,066             2,821
Income tax provision (benefit)                     390             2,178             1,823            (1,777)
                                          ------------      ------------      ------------      ------------
Income before discontinued operations              464             3,556             2,483             2,590
Income (loss) from discontinued
  operations                                      (151)              123               (12)                1
                                          ------------      ------------      ------------      ------------
Net income                                $        313      $      3,679      $      2,471      $      2,591
                                          ============      ============      ============      ============
Depreciation and amortization             $      2,293      $      2,243      $      2,465      $      2,546
                                          ============      ============      ============      ============
Amortization of deferred loan costs       $        102      $        139      $        222      $        229
                                          ============      ============      ============      ============

                                          MARCH 31          JUNE 30         SEPTEMBER 30      DECEMBER 31
                                            2002              2002              2002              2002
                                        ------------      ------------      ------------      ------------
Net sales                               $     79,678      $     97,608      $     78,388      $     75,310
Cost of sales                                 68,924            82,133            68,824            66,023
                                        ------------      ------------      ------------      ------------
Gross profit                                  10,754            15,475             9,564             9,287
Selling general and administrative            10,226            10,386             9,318            10,139
Closed and excess facility costs                  --                --                35               287
Other income                                     (16)              (38)             (163)             (798)
                                        ------------      ------------      ------------      ------------
Operating Income                                 544             5,127               374              (341)
Interest expense                               3,257             3,043             3,082             3,124
Income tax provision (benefit)                  (940)            1,251              (784)             (691)
                                        ------------      ------------      ------------      ------------
Income (loss) before discontinued
 operations                                   (1,773)              833            (1,924)           (2,774)
Loss from discontinued operations               (604)             (563)             (371)           (4,934)
                                        ------------      ------------      ------------      ------------
Net income (loss)                       $     (2,377)     $        270      $     (2,295)     $     (7,708)
                                        ============      ============      ============      ============
Depreciation and amortization           $      2,456      $      2,475      $      2,147      $      2,080
                                        ============      ============      ============      ============
Amortization of deferred loan costs     $        100      $        100      $        100      $        100
                                        ============      ============      ============      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  CONTROLS AND PROCEDURES

The Company's management with the participation of the Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information as of the end of the fiscal year ended December 31, 2004. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2004 to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

PART III.

ITEM 11.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are set forth below. All directors hold office until the next annual meeting of stockholders of the Company or until their successors are duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors.

       Name              Age                                Position
--------------------     ---     ------------------------------------------------------------
John B. Poindexter        59     Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee          56     Director
William J. Bowen          82     Director
Andrew Foskey             37     Vice President Business Development
Robert S. Whatley         52     Vice President Finance, Secretary and Treasurer
Larry T. Wolfe            55     Vice President Administration and Assistant Secretary

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

OTHER SIGNIFICANT PERSONS

         Although not an executive officer of the Company, each of the following persons is an officer of the referenced Subsidiary or division thereof and is an important contributor to the Company's operations:

     Name            Age                  Position
----------------     ---     ------------------------------------------
Nelson Byman          57     President of Specialty Manufacturing Group
Bruce Freeman         50     President of Truck Accessories
Robert Ostendorf      53     President of Morgan

Nelson Byman became President of MIC in June of 1998 and President of Specialty Manufacturing in January 2001. Previously Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield related equipment.

Bruce L. Freeman was named Senior Vice President of Operations of J.B. Poindexter & Co., Inc., on November 15, 2001 and became President of Truck Accessories during July 2002. Previously, Mr. Freeman spent 20 years with the General Electric Company in a variety of operations, senior management and President assignments followed by four years as President of AEC Sterling and later was a Senior Vice President with Northwestern Corporation.

Robert Ostendorf, Jr. became President and Chief Operating Officer of Morgan Trailer Mfg., Co. in November 1999. Previously, Mr. Ostendorf served as President of the Truck Group of Cambridge Industries, Inc. He has over 23 years of experience in a variety of manufacturing and general management positions in the truck and automotive related industries.

ITEM 12.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding the compensation paid to the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus are anticipated to exceed $100,000 for the fiscal years ended December 31, 2002, 2001 and 2000:

SUMMARY COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                         ----------------------------------------      ALL OTHER
    NAME AND PRINCIPAL POSITION             YEAR          SALARY         BONUS        COMPENSATION
------------------------------------     ----------     ----------     ----------     ------------
John B. Poindexter                             2002         (a)        $       --     $         --
      Chairman of the Board                    2001         (a)        $       --     $         --
                                               2000         (a)
Robert Ostendorf                               2003     $  289,000     $   74,202     $         --
      President of Morgan                      2002     $  238,454     $   35,192     $         --
                                               2001     $  235,014     $   14,593     $         --
Bruce Freeman                                  2003     $  248,000     $   25,000     $         --
      President of Truck Accessories           2002     $  248,000     $       --     $         --
                                               2001     $   42,000     $       --     $         --
Nelson Byman                                   2003     $  198,800     $   25,000     $         --
                                               2002     $  184,700     $   66,000     $         --
                                               2001     $  183,000     $  143,000     $         --
L. T. Wolfe Vice President                     2003     $  223,000     $   45,000     $         --
      Administration                           2002     $  212,000     $   55,000     $         --
                                               2001     $  213,750     $   40,000     $         --

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

ITEM 13.  SECURITY OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                 Beneficial Ownership
                                             -----------------------------
                                               Number           Percent
Directors, Officers and 5% Stockholders       of Shares         of Class
----------------------------------------     ------------     ------------
John B. Poindexter                                  3,059              100%
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas 77002

Stephen P. Magee                                       --               --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas 77002

William J. Bowen                                       --               --
     c/o J.B. Poindexter & Co., Inc.
     1100 Louisiana, Suite 5400
     Houston, Texas 77002

All directors and officers as a
group (3 persons)                                   3,059              100%
                                             ------------     ------------

         Mr. Poindexter has sole voting and investment power with respect to all shares that he beneficially owns.

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Poindexter is a member of a partnership ("Bartow") that leases certain real property in Georgia to Morgan. During each of 2003, 2002 and 2001, Morgan paid $286,000, $290,000 and $287,000, respectively as rent to Bartow, and it will continue to pay such rent to Bartow in the future. The Company believes that the rent paid by Morgan to Bartow is a competitive market rate for the location.

        The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc. a corporation ("Southwestern") owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations. For all services the Company paid Southwestern $749,000, $549,000 and $757,000 during 2003, 2002 and 2001, respectively.

         John Poindexter owns 100% of the capital stock of Morgan Olson Corporation. Effective with the acquisition by Morgan Olson Corporation on July 15, 2003 of the business and assets of a truck body manufacturing plant located in Sturgis, Michigan, the Company agreed to provide certain services to Morgan Olson pursuant to a Management Services Agreement between the companies, including Morgan. The Company charged Morgan Olson $362,000 during the period ended December 31, 2003 for services provided that is included in Other income. Morgan purchases certain materials for and provides the services of certain key personnel to Morgan Olson for which it is reimbursed at cost. During the year ended December 31, 2003 Morgan Olson paid Morgan $956,000 for these purchase and time spent by its personnel. As of December 31, 2003, Morgan Olson owed the Company $414,000 that is included in Accounts Receivable and was paid subsequent to that date.

         Mr. Poindexter acquired from a third party, effective November 7, 2003, certain equipment that had been leased to Specialty Manufacturing and valued at approximately $201,000. Also effective on that date Specialty Manufacturing entered into a lease with Mr. Poindexter to lease the equipment. Specialty Manufacturing made no payments under the lease during the year ended December 31,2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

      4.2.3(m)    Third Supplemental Indenture dated as of March 8, 2000.

      4.2.4(m)    Fourth Supplemental Indenture dated as of March 17, 2000.

      4.2.5(m)    Fifth Supplemental Indenture dated as of September 29, 2000.

      4.2.6(j)    Sixth Supplemental Indenture dated as of February 28, 2003.

      4.2.7(k)    Senior Secured Notes due 2007 Indenture dated June 10, 2003

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

    10.1.22(m)    Amendment No. 15 to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated May 30, 2002

    10.1.23(j)    Amendment No. 16 to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated March 26, 2003

    10.1.24(k)    Amendment No. 17 to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated April 22, 2003

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

     10.114(a)    J.B. Poindexter & Co., Inc. Long-Term Performance Plan.

     10.115(e)    Asset Purchase Agreement between L.D. Brinkman & Co. (Texas)
                  Inc. and Lowy Group, Inc. dated June 7, 1999.

     10.117(l)    Management Services Agreement between J.B. Poindexter & Co.,
                  Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

     21.1         Subsidiaries of the Registrant.

     31.1         Certification by the Chief Executive officer dated February
                  20, 2003.

     31.2 Certification by the Principal Financial Officer dated February 20, 2003.

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

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 16, 2002.

(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

(l) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 13, 2003.

(m) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Commission on March 28, 2003.

(b) Reports of Form 8-K. The Company filed the following reports on Form 8-K during the year:

         Form 8K filed with the Commission on June 4 providing financial information for the period ended April 30, 2003.

         Form 8K filed with the Commission on August 29, 2003 announcing the Company's offer to purchase $12.5 million aggregate principal amount of its 12.5% Senior Secured Notes.

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

                                 J.B. POINDEXTER & CO., INC.


Date: February 23, 2004          By: John B. Poindexter
                                 --------------------------------------------
                                 John B. Poindexter, Chairman of the
                                 Board, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2004        John B. Poindexter
                               ------------------
                               John B. Poindexter
                               Chairman and Chief Executive Officer and Director
                               (Principal Executive Officer)

Date: February 23, 2004        Stephen P. Magee
                               ----------------
                               Stephen P. Magee
                               Director

Date: February 23, 2004        W.J. Bowen
                               -------------
                               W.J. Bowen
                               Director

Date: February 23, 2004        Robert S. Whatley
                               -----------------------
                               Robert S. Whatley
                               Vice President Finance
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.                          Description
   -----------    --------------------------------------------------------------

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

      4.2.3(m)    Third Supplemental Indenture dated as of March 8, 2000.

      4.2.4(m)    Fourth Supplemental Indenture dated as of March 17, 2000.

      4.2.5(m)    Fifth Supplemental Indenture dated as of September 29, 2000.

      4.2.6(j)    Sixth Supplemental Indenture dated as of February 28, 2003.

      4.2.7(k)    Senior Secured Notes due 2007 Indenture dated June 10, 2003

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

    10.1.22(m)    Amendment No. 15 to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated May 30, 2002

    10.1.23(j)    Amendment No. 16 to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated March 26, 2003

    10.1.24(k)    Amendment No. 17 to Loan and Security Agreement by and among
                  Congress Financial Corporation and J.B. Poindexter & Co.,
                  Inc., dated April 22, 2003

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

     10.114(a)    J.B. Poindexter & Co., Inc. Long-Term Performance Plan.

     10.115(e)    Asset Purchase Agreement between L.D. Brinkman & Co. (Texas)
                  Inc. and Lowy Group, Inc. dated June 7, 1999.

     10.117(l)    Management Services Agreement between J.B. Poindexter & Co.,
                  Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

     21.1         Subsidiaries of the Registrant.

     31.1         Certification by the Chief Executive officer dated February
                  20, 2003.

     31.2         Certification by the Principal Financial Officer dated
                  February 20, 2003.

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

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Commission on August 16, 2002.

(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Commission on May 15, 2003.

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Commission on August 14, 2003.

(l) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Commission on November 13, 2003.

(m) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Commission on March 28, 2003.