Form 10-Q
period 2005-03-31
POINDEXTER J B & CO INC
filed 2005-05-23
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-123598

J.B. POINDEXTER & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0312814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Louisiana Suite 5400 Houston, Texas 77002
(Address of principal executive offices)
(Zip code)

713-655-9800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☒

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10Q and is therefore filing this form with reduced disclosure format.

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 1, 2005.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,070	$19,432
Short-term investments	19,869	5,000
Accounts receivable, net of allowance for doubtful accounts of $1,160 and $1,028, respectively	55,192	50,876
Inventories, net	52,194	46,676
Deferred income taxes	1,312	1,312
Prepaid expenses and other	1,760	1,978
Total current assets	168,397	125,274
Property, plant and equipment, net	47,992	47,599
Goodwill	25,686	23,054
Intangible assets, net	3,250	6,106
Deferred income taxes	890	1,994
Other assets	12,225	13,678
Total assets	$258,440	$217,705
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,029	$943
Accounts payable	28,504	27,320
Accrued compensation and benefits	4,585	6,996
Accrued interest	730	4,031
Other accrued liabilities	8,773	10,291
Total current liabilities	43,621	49,581
Non-current liabilities
Long-term debt, less current portion	202,781	157,484
Employee benefit obligations and other	6,336	6,018
Total non-current liabilities	209,117	163,502
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued)	31	31
Capital in excess of par value of stock	19,455	19,455
Accumulated other comprehensive income (loss)	(100)	73
Accumulated deficit	(13,684)	(14,937)
Total stockholder’s equity	5,702	4,622
Total liabilities and stockholder’s equity	$258,440	$217,705

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004

Net sales	$162,465	$131,672
Cost of sales	144,986	115,065
Gross profit	17,479	16,607
Selling, general and administrative expense	11,546	9,834
Loss on extinguishment of debt	—	2,213
Operating income	5,933	4,560
Interest expense	4,384	4,029
Interest income	(152)	—
Income from continuing operations before income taxes and discontinued operations	1,701	531
Income tax provision	448	225
Income before discontinued operations	1,253	306
Loss from discontinued operations, net of applicable taxes	—	(20)
Net income	$1,253	$286

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,253	$286
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,732	2,309
Amortization of debt issuance costs	138	223
Loss on extinguishment of debt	—	2,213
Provision for excess and obsolete inventory	(47)	672
Provision for doubtful accounts receivable	202	176
Deferred income tax expense (benefit)	1,083	(3)
Operating cash flows from discontinued operations	(198)	(616)
Other	(6)	(11)
Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(4,497)	(10,889)
Inventories	(5,466)	(2,422)
Prepaid expenses and other	260	244
Accounts payable	1,174	2,152
Accrued income taxes	(941)	36
Accrued interest	(3,301)	3,847
Other accrued liabilities	(2,513)	535
Net cash used in operating activities	(10,127)	(1,248)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,243)	(2,125)
Proceeds from sale of short-term investments	5,000	—
Purchase of short-term investments	(19,868)	—
Net cash used in investing activities	(17,111)	(2,125)
Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	—	(17,955)
Proceeds from long-term debt	47,250	125,000
Payments of long-term debt	(278)	(11,242)
Exchange offer consent fee and debt issuance costs	(873)	(10,124)
Change in restricted cash	—	(78,428)
Net cash provided by financing activities	46,099	7,251
Effect of exchange rate on cash	(223)	78
Change in cash and cash equivalents	18,861	3,878
Cash and cash equivalents at beginning of period	19,432	—
Cash and cash equivalents at end of period	$38,070	$3,956

The accompanying notes are an integral part of these consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)  Organization and Business. J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries”), and together with JBPCO, (the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

(2)  Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2005 are not necessarily indications of the results that may be expected for the year ended December 31, 2005.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 11, 2005 on Form S-4.

(3)  Segment Data.  The following is a summary of the business segment data:

	For the three months ended March 31,
	2005	2004
Net Sales
Morgan Trailer	$94,320	$71,730
Morgan Olson	12,598	16,167
Truck Accessories	37,506	29,093
Specialty Manufacturing Group	18,066	14,682
Eliminations	(25)	—
Net Sales	$162,465	$131,672

Operating Income (loss)
Morgan Trailer	$4,414	$4,823
Morgan Olson	(618)	427
Truck Accessories	2,437	1,906
Specialty Manufacturing Group	684	419
JBPCO (Corporate)	(984)	(3,015)
Operating Income	$5,933	$4,560

Morgan Trailer has two customers (truck leasing and rental companies) that together accounted for approximately 51% and 41% of Morgan Trailer’s net sales during each of the three months ended March 31, 2005 and 2004, respectively.  Accounts receivable from these customers totaled $13.4 million and $5.7 million at March 31, 2005 and December 31, 2004, respectively.  Sales related to Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 16% and 21% of Specialty Manufacturing’s net sales during each of the three months ended March 21, 2005 and 2004, respectively.  Accounts receivable from this customer totaled $1.2 million and $1.3 million at March 31, 2005 and December 31, 2004, respectively.

The JBPCO (Corporate) costs of $1.0 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively, included the loss on extinguishment of debt of $2.2 million during the 2004 period.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

(4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended March 31,
	2005	2004
Net income	$1,253	$286
Unrealized loss on short-term investments	(57)	—
Foreign currency translation loss	(116)	(28)
Comprehensive income	$1,080	$258

(5) Acquisitions. Effective November 5, 2004 the Company acquired substantially all of the assets of Pace Edwards Company.  The results of Pace Edwards’ operations have been included in the consolidated financial statements since that date.  Pace Edwards is located in the state of Washington and is a leading manufacturer of retractable tonneau covers in the pickup truck accessories business.  Pace Edwards is operated as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $9.6 million.  The Company has obtained a third party valuation of Pace Edwards’ intangible assets.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

November 5, 2004
Accounts receivable, net of allowance for doubtful accounts of $92	$1,497
Inventories, net of allowance for obsolete or excess inventory of $500	1,450
Property, plant and equipment	2,538
Goodwill	2,885
Patents	310
Customer base	790
Completed product development	600
Current liabilities	(84)
Accrued warranty	(337)
$9,649

Effective December 15, 2004 the Company acquired all of the outstanding stock of Commercial Babcock Inc., a Canadian company located in Toronto, Ontario. Commercial Babcock is a manufacturer and marketer of class 5-7 truck bodies for the eastern Canadian market.  The aggregate purchase price was $8.3 million, net of cash acquired, for the outstanding stock of Commercial Babcock.  The Company has obtained a third party valuation of Commercial Babcock’s intangible assets.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximated the following:

December 15, 2004
Cash	$593
Accounts receivable, net of allowance for doubtful accounts of $75	2,581
Inventories, net of allowance for obsolete or excess inventory of $330	1,783
Other current assets	89
Property, plant and equipment	701
Goodwill	6,280
Customer base	1,828
Accounts payable	(2,897)
Accrued warranty	(114)
Other current liabilities	(800)
Other long term liabilities	(60)
Deferred income taxes	(1,134)
$8,850

The combined results of operations of the Company for the three months ended March 31, 2004 and Pace Edwards and Commercial Babcock for the period prior to their acquisition on an unaudited pro forma basis would be as follows:

Pro forma as of March 31, 2004
Net sales	$138,688
Operating income	5,046
Income before discontinued operations	613

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	March 31 2005	December 31, 2004
Raw Materials	$35,930	$30,941
Work in Process	9,756	9,815
Finished Goods	6,508	6,370
Total Inventory	$52,194	$46,676

(7) Long Term Debt and Senior Notes Offering.

On January 27, 2005, the Company completed an offer to sell an additional $45.0 million of Senior Notes due 2014.  The additional notes were sold at a premium of 5% over par on the same terms as the original issue.  Net proceeds from the additional offering of approximately $46.4 million, less financing costs, increased the Company’s cash and short-term investments.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the three months ended March 31, 2005 and 2004 was as follows:

	2005	2004
Cash paid for interest	$8,820	$414
Cash paid for income taxes	848	124
Non-cash transaction:
Capital lease obligations for machinery and equipment	660	—

(9) Income Taxes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The income tax provisions for the three months ended March 31, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the reduction of the valuation allowance of approximately $0.3 million in 2005.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company has recorded a valuation allowance of $1.1 million and $1.4 million as of March 31, 2005 and December 31, 2004, respectively, against a capital loss carry forward deferred tax asset of an equal amount.  While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

(10) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Environmental Matters.  The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of the Company’s operations. Certain laws, including Superfund, impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and, persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

From time to time, the Company has received notices of noncompliance with respect to its operations, which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying minor fines, none of which individually or in the aggregate has had a material adverse effect on the Company.   Further, the Company cannot ensure that it has been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required, for example, to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the Company’s business and financial condition.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

In a memorandum dated January 10, 2002 written by the Georgia Environmental Protection Division, one of the Company’s subsidiaries was notified that it may be a potentially responsible party in a Georgia state superfund site. To date, the subsidiary and over 700 other parties have executed an administrative consent order and each paid an insignificant amount to the Division for an initial allocation and investigation effort. Although state or federal law may impose joint and several liability and a precise estimate of liability cannot currently be made with respect to this site, the Company believes that its likely proportionate share, if any, of the ultimate costs related to any necessary investigation and remedial work at this site will not have a material adverse effect on the Company.

In February, 2004, the Company received from the U.S. Environmental Protection Agency (“EPA”) a request for information relating to its Truck Accessories facility in Milton, Pennsylvania. The information request stated that it was pursuant to the EPA’s authority under the Resource Conservation Recovery Act (“RCRA”), which is the federal statute regulating the handling of hazardous waste, and asked for a large volume of information and documents related to the Milton facility’s handling and recordkeeping related to hazardous wastes. Truck Accessories responded to the information request in March, 2004. In November, 2004, the Company received from the EPA a Show Cause Letter/Information Request alleging violations of certain RCRA regulations and requesting some additional information. The Company provided the additional information in December, 2004 and attended a settlement conference with representatives of EPA. Shortly after the settlement conference, the Company reached an agreement in principle with the EPA to settle the alleged violations for a penalty of $60. The Company received and signed, during April 2005, the final consent agreement and final order to settle this matter.

Morgan Olson’s two manufacturing sites in Sturgis, Michigan overlie, or are in close proximity to, a regional plume of volatile organic compound groundwater contamination. Available information indicates that one of the sites was a likely source of part of the groundwater contamination, and that groundwater contamination is present under the second site. In August 2003, Morgan Olson submitted applications for Baseline Environmental Assessments for each site to the Michigan Department of Environmental Quality. In October 2003, the Michigan Department accepted these applications and granted to Morgan Olson a liability exemption for any pre-acquisition releases of volatile organic compounds from these sites that may have contributed to the regional groundwater contamination subject to certain conditions, including an agreement not to use chlorinated solvents and to implement certain engineering controls to minimize future releases at the sites. Based on the granting of the liability exemption, Morgan Olson does not believe that it has any responsibility for the investigation or remediation of the regional groundwater contamination. However, the exemption does not apply to other applicable laws or regulations, and there can be no guarantee that newly discovered conditions or future activities at the sites will not result in significant costs.

(11) Discontinued Operations.

Truck Accessories Group-Mid West Truck Aftermarket

Effective May 28, 2004, Truck Accessories sold principally all of the assets of Midwest Truck Aftermarket (“MTA”), its remaining distribution operation.  MTA had net sales of $2.3 million and a operating loss of $9 for the three months ended March 31, 2004.

The results of operations of MTA’s operations described above have been reported as discontinued operations in the consolidated financial statements for the periods presented.  In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet and included in other current liabilities as of March 31, 2005 and December 31, 2004.

(12) Subsequent Events.

On April 18, 2005, the Company commenced an offer to exchange $200 million principal amount of its 8.75% Senior Notes due 2014 which have been registered under the Securities Act, for any and all of its outstanding 8.75% Senior Notes due 2014.  The offer closed on May 11, 2005 and the exchange of all the Senior Notes was completed on May 13, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2004 annual report filed on Form S-4 in Item 14 under the caption “Overview”.  For a complete overview please refer to that section.

Results of Operations

Three months ended March 31, 2005 Compared to Three months ended March 31, 2004 (Unaudited)

Sales.  Our consolidated net sales increased $30.8 million, or 23.4%, to $162.5 million for the quarter ended March 31, 2005 compared to $131.7 million for the quarter ended March 31, 2004.

•             Morgan Trailer’s net sales increased $22.6 million, or 31.5%, to $94.3 million for the quarter ended March 31, 2005 compared to $71.7 million for the quarter ended March 31, 2004.  The increase resulted from a 6.8% increase in the number of units shipped to approximately 11,200 units and a 22% increase in the average unit price of those shipments over the same period last year.  Sales of commercial units that represented about 78% of Morgan Trailer’s total sales this quarter, increased by 53% to $73.0 million from $47.8 million in 2004 on a 28% increase in commercial unit shipments as Morgan Trailer’s major customers, primarily fleet customers, increased new truck body purchases.  Sales of consumer rental units decreased $2.9 million or 15% on a 20% decrease in unit shipments during 2005 as production of approximately 900 units or 20% of the total had been accelerated into 2004.  The acquisition of Commercial Babcock in December of 2004 added $4.4 million of sales for the quarter.

•             Morgan Olson’s net sales decreased $3.6 million or 22.2% to $12.6 million for the quarter ended March 31, 2005 compared to $16.2 million for the quarter ended March 31, 2004.  Sales of truck bodies this quarter were comprised mainly of retail sales that represent the sum of many low volume production runs and did not include any signifant fleet sales that represent large volume production runs for the major fleet customers including UPS.  Truck body sales decreased $4.9 million as orders from the large fleet operators were delayed into the second and third quarters of 2005.  During the quarter ended March 31, 2004, net sales included $7.2 million of sales to the United States Postal Service under a contract that was completed in March 2004.  Parts revenue increased 45% or approximately $1.3 million to $4.2 million, primarily due to the transfer of Morgan Trailer’s parts and services business to Morgan Olson during the quarter.

•             Truck Accessories’ net sales increased $8.4 million, or 28.9% to $37.5 million for the quarter ended March 31, 2005 compared to $29.1 million for the quarter ended March 31, 2004.  The increase was due in part to the acquisition of Pace Edwards that was acquired in November 2004 and contributed $4.4 million to 2005 net sales.  Shipments of caps and tonneaus increased by approximately 2,500 units or 6.2% to a total of 42,800 units for the quarter and the average sales price of those units increased approximately 7% over last year.  Pickup truck sales in the United States and Canada remained constant over the respective periods at approximately 690,000 units.

•             Specialty Manufacturing’s net sales increased by $3.4 million, or 23.1%, to $18.1 million for the quarter ended March 31, 2005 compared to $14.7 million for the quarter ended March 31, 2004. Sales to customers in the energy services business represented 35.2% of Specialty Manufacturing’s sales during this quarter, and sales to these customers increased 20.8% to $6.4 million compared to $5.3 million during 2004. The increase resulted from increased oil and gas exploration activity during 2005. Non-oil related sales increased by 24.5% or $2.3 million to $11.7 million as sales of plastic based packaging products increased $1.6 million or 43.3% on increased demand from customers in the consumer products industry.

Backlog.  Consolidated backlog was $128.7 million as of March 31, 2005 compared to $127.2 million at December 13, 2004 and $100.3 million as of March 31, 2004.

•                      Morgan Trailer’s backlog at March 31, 2005 was $107.2 million compared to $101.9 million at December 31, 2004 and $79.8 million at March 31, 2004. The increase from a year earlier was due primarily to an increase in orders received, higher unit prices and the December 2004 Commercial Babcock acquisition that added $6 million to backlog as of March 31, 2005.

•                      Morgan Olson’s backlog was $3.8 million at March 31, 2005 compared to $8.1 million at December 31, 2004 and $4.5 million at March 31, 2004. The decrease as of March 31, 2005 compared to December 31, 2004 was due primarily to the completion of a large fleet order from UPS that was included in backlog at December 31, 2004.

•                      Truck Accessories’ backlog was $3.6 million at March 31, 2005 compared to $4.6 million at December 31, 2004 and $4.3 million as of March 31, 2004.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog at March 31, 2005 was $14.1 million compared to $12.6 million at December 31, 2004 and $11.7 million at March 31, 2004.  The increase at March 31, 2005 was due to increased orders for machining services in both the oil and non-oil related businesses.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $29.9 million, or 26.0%, to $145.0 million for the quarter ended March 31, 2005 compared to $115.1 million for the quarter ended March 31, 2004. Consolidated gross profit increased by $0.9 million, or 5.4%, to $17.5 million (10.8% of net sales) for the quarter ended March 31, 2005 compared to $16.6 million (12.6% of net sales) for the quarter ended March 31, 2004.

•             Morgan Trailer’s gross profit increased by $0.4 million, or 4.8%, to $8.8 million (9.3% of its net sales) for the quarter ended March 31, 2005 compared to $8.4 million (11.7% of its net sales) for the quarter ended March 31, 2004.  The decrease in gross profit as a percentage of net sales was due to a 7.5% increase in material costs as a percentage of net sales, partially offset by improved absorption of overhead costs on higher volumes of production.  A 5% price increase was implemented in February 2005, in addition to the price increases implemented during 2004 that accumulated to 12.75%, to offset the increases in raw material costs.

•             Morgan Olson’s gross profit declined by $1.5 million, or 78.9%, to $0.4 million (3.2% of its net sales) for the quarter ended March 31, 2005 compared to $1.9 million (11.7% of its net sales) for the quarter ended March 31, 2004.  The decline in gross profit margins was due to reduced labor efficiencies and lower overhead absorption due to lower production volumes.

•             Truck Accessories’ gross profit increased by $1.6 million, or 39.0%, to $5.7 million (15.2% of its net sales) for the quarter ended March 31, 2005 compared to $4.1 million (14.1% of its net sales) for the quarter ended March 31, 2004. The increase in gross profit was primarily due to Pace Edwards, which added $1.4 million (32% of its net sales) to Truck Accessories’ gross profit this quarter.

•             Specialty Manufacturing’s gross profit increased $0.4 million, or 18.2%, to $2.6 million (14.4% of its net sales) for the quarter ended March 31, 2005 compared to $2.2 million (15.0% of its net sales) for the quarter ended March 31, 2004.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $1.7 million, or 17.3%, to $11.5 million (7.1% of net sales) for the quarter ended March 31, 2005 compared to $9.8 million (7.4% of net sales) for the quarter ended March 31, 2004.

•             Morgan Trailer’s selling, general and administrative expenses increased $0.8 million, or 22.2%, to $4.4 million (4.7% of its net sales) for the quarter ended March 31, 2005 compared to $3.6 million (5.0% of its net sales) for the quarter ended March 31, 2004.  Selling, general and administrative headcount increased 5.0% this year in response to the increase in manufacturing activity.

•             Morgan Olson’s selling, general and administrative expenses decreased by $0.4 million, or 28.6%, to $1.0 million (7.9% of its net sales) for the quarter ended March 31, 2005 compared to $1.4 million (8.6% of its net sales) for the quarter ended March 31, 2004, due primarily to a 30% reduction in administrative personnel and the related reduction in costs.

•             Truck Accessories’ selling, general and administrative expenses increased by $1.0 million, or 45.5%, to $3.2 million (8.5% of its net sales) for the quarter ended March 31, 2005 from $2.2 million (7.6% of its net sales) for the quarter ended March 31, 2004. The increase was due to the incremental costs of Pace Edwards, which was acquired in November, 2004, of $830,000.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.1 million, or 5.6%, to $1.9 million (10.5% of its net sales) for the quarter ended March 31, 2005 from $1.8 million (12.2% of its net sales) for the quarter ended March 31, 2004.

•             Corporate selling, general and administrative expenses during the first quarter of 2005 increased $0.2 million or 25.0% to $1.0 million from $0.8 million for the quarter ended March 31, 2005 primarily as a result of additional personnel and their associated costs of $0.1 million.

Loss on extinguishment of debt.  During 2004, we wrote-off of deferred loan costs of $2.2 million as a result of the re-financing of the Company.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $1.3 million, or 28.3%, to $5.9 million (3.6% of net sales) for the quarter ended March 31, 2005 from $4.6 million (3.5% of net sales) for the quarter ended March 31, 2004.

•             Morgan Trailer’s operating income decreased by $0.4 million, or 8.3%, to $4.4 million (4.7% of its net sales) for the quarter ended March 31, 2005 compared to $4.8 million (6.7% of its net sales) for the quarter ended March 31, 2004 primarly due to increased raw material costs.

•             Morgan Olson’s operating income decreased by $1.1 million to a $0.6 million operating loss for the quarter ended March 31, 2005 compared to operating income of $0.5 million (3.1% of its net sales) for the quarter ended March 31, 2004.

•             Truck Accessories’ operating income increased by $0.5 million, or 26.3%, to $2.4 million (6.4% of its net sales) for the quarter ended March 31, 2005 compared to $1.9 million (6.5% of its net sales) for the quarter ended March 31, 2004.  The acquisition of Pace Edwards in November, 2004 provided principally all of the increase.

•             Specialty Manufacturing’s operating income increased by $0.3 million, or 75.0%, to $0.7 million (3.9% of its net sales) for the quarter ended March 31, 2005, compared to $0.4 million (2.7% of its net sales) for the quarter ended March 31, 2004, on increased gross profits from both its machining services and plastics based packing material operations.

•             Corporate expenses decreased $2.0 million to $1.0 million for the quarter ended March 31, 2005, compared to $3.0 million for the quarter ended March 31, 2004.  The decrease was due to the write-off of deferred loan costs of $2.2 million included in the 2004 expenses.

Interest expense.  Consolidated interest expense increased $0.4 million, or 10.0% to $4.4 million (2.7% of net sales) for the quarter ended March 31, 2005 compared to $4.0 million (3.0% of net sales) for the quarter ended March 31, 2004.  The increase was primarily as a result of a $64.1 million increase in average debt outstanding during the quarter offset by a decrease of approximately 2.75% in the weighted average borrowing rate during the 2005 period compared to 2004

Income taxes. The income tax provisions for the three months ended March 31, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the reduction of the valuation allowance of approximately $0.3 million in 2005.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We have recorded a valuation allowance of $1.1 million and $1.4 million as of March 31, 2005 and December 31, 2004, respectively, against a capital loss carry forward deferred tax asset of an equal amount.  While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working capital at March 31, 2005 was $124.8 million compared to $75.7 million at December 31, 2004. The increase was due to a  $45.0 million bond offering in the first quarter of 2005, the proceeds of which increased cash and short-term investments.  Average days sales outstanding at March 31, 2005 were approximately 32, compared to 37 at March 31, 2004, inventory turns were approximately 10 compared to 12 for the prior year and average days payable open were 23 at March 31, 2005 compared to 29 at March 31, 2004. Inventory turns declined at Morgan Trailer due to an increase in inventories of $9.7 million or 51% at March 31, 2005 in response to the 31.5% increase in sales.  We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2005 used cash of $10.1 million compared to $1.2 million during 2004. The increase in net cash used in operating activities during 2005 compared to 2004 was due primarily to cash interest paid on the Senior Notes of $8.75 million.  In the prior year, the coupon on the Senior Notes was paid in the second quarter.

Investing cash flows.  Net cash used in investing activities increased to $17.1 million for the three months ended March 31, 2005 compared to $2.1 million for the three months ended March 31, 2004.  The increase was due to the net investment in short-term investments of $14.9 million during the first quarter 2005.

Capital expenditures for the three months ended March 31, 2005 were $2.2 million, which approximated last year and was comprised mainly of manufactured product molds of $0.6 million for Truck Accessories and production equipment for Specialty Manufacturing of $0.8 million.

Financing cash flows.  We generated $46.1 million of cash from financing activities for the three months ended March 31, 2005 compared with $7.3 million for the three months ended March 31, 2004.  During January 2005, we issued an additional $45.0 million in aggregate principal amount of 8.75% Senior Notes due 2014.  During the three months ended March 31, 2004 we issued $125.0 million of 8.75% Senior Notes due 2014 and used the net proceeds to repay term and revolving debt of $29.2 million.  The remaining proceeds increased restricted cash until completion of a 30 day notice period at which time the cash was used to redeem our outstanding $75.9 million in aggregate principal amount of outstanding 12.50% Senior Secured Notes due 2007 and pay interest due on the notes of $3.9 million.

Long-term debt.  On January 27, 2005, we completed an offer to sell an additional $45.0 million of our 8.75% Senior Notes due 2014 at a premium of 5% over par on the same terms as the original issue.  Net proceeds of approximately $46.4 million increased cash and short-term investments.  At March 31, 2005, the Consolidated Coverage Ratio, as defined in the indenture relating to our senior secured notes was 2.7 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the three months ended March 31, 2005.

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

Item 3.  Other Information

Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including interest rate risk and foreign currency risk.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes.  Actual results may differ.  See the Notes to the Consolidated Financial Statements for a description of the Company’s accounting policies and other information related to these financial instruments.

Interest Rates

As of March 31, 2005, the Company had $200.0 million of 8.75% Senior Notes, long-term debt, outstanding, with an estimated fair value of approximately $195.0 million based upon their traded value at March 31, 2005.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $12.4 million as of March 31, 2005.

Foreign Currency

Truck Accessories and Morgan Trailer, have manufacturing plants in Canada, which generated revenues of approximately $10.2 million during the three months ended March 31, 2005.  The functional currency of the Canadian operations is the Canadian Dollar.

The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, a significant portion of goods manufactured in Canada are exported and sold to customers in the United States.  Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing gross margin in Canada, assuming that the United States sales price remains unchanged.

Item 4.  Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3  Defaults upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6  Exhibits and Reports on Form 8-K (Current Report)

(a)          Exhibits

None

(b)          Reports on Form 8K

Form 8K filed with the Commission on May 19, 2005 providing: 1) financial results for the three month period ended March 31, 2005; and, 2) announcing the completion of the Company’s exchange offer of $200 million 8.75% Senior Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 20, 2005	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer