Form 10-Q
period 2005-06-30
POINDEXTER J B & CO INC
filed 2005-08-15
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 15, 2005.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December, 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,838	$19,432
Short-term investments	34,973	5,000
Accounts receivable, net	58,125	50,876
Inventories, net	60,161	46,676
Deferred income taxes	—	1,312
Prepaid expenses and other	1,238	1,978
Total current assets	175,335	125,274
Property, plant and equipment, net	50,416	47,599
Goodwill	28,692	23,054
Intangible assets, net	5,576	6,106
Deferred income taxes	71	1,994
Other assets	12,565	13,678
Total assets	$272,655	$217,705
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,005	$943
Accounts payable	29,702	27,320
Accrued compensation and benefits	7,144	6,996
Accrued interest	5,039	4,031
Other accrued liabilities	11,199	10,291
Total current liabilities	54,089	49,581
Non-current liabilities
Long-term debt, less current portion	202,552	157,484
Employee benefit obligations and other	6,393	6,018
Total non-current liabilities	208,945	163,502
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	(48)	73
Accumulated deficit	(9,817)	(14,937)
Total stockholder’s equity	9,621	4,622
Total liabilities and stockholder’s equity	$272,655	$217,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$178,279	$146,559	$340,744	$278,231
Cost of sales	155,635	127,335	300,621	242,400
Gross profit	22,644	19,224	40,123	35,831
Selling, general and administrative expense	12,542	10,046	24,088	19,880
Loss on extinguishment of debt	—	—	—	2,213
Operating income	10,102	9,178	16,035	13,738
Interest expense	4,404	2,954	8,788	6,983
Interest income	(473)	(49)	(625)	(49)
Income from continuing operations before income taxes and discontinued operations	6,171	6,273	7,872	6,804
Income tax provision	2,304	2,497	2,752	2,722
Income before discontinued operations	3,867	3,776	5,120	4,082
Loss from discontinued operations, net of applicable taxes	—	(356)	—	(376)
Net income	$3,867	$3,420	$5,120	$3,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:

Net income	$5,120	$3,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,267	4,627
Amortization of debt issuance costs	322	337
Loss on extinguishment of debt	—	2,213
Provision for excess and obsolete inventory	(287)	(21)
Provision for doubtful accounts receivable	154	(10)
Deferred income tax expense	3,216	2,505
Operating cash flows from discontinued operations	(311)	12
Other	102	5

Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(4,959)	(5,637)
Inventories	(3,886)	(2,611)
Prepaid expenses and other	825	310
Accounts payable	1,411	114
Accrued income taxes	(1,286)	67
Accrued interest	1,008	2,665
Other accrued liabilities	(1,843)	(424)
Net cash provided by operating activities	4,853	7,858

Cash flows from investing activities:
Proceeds from sale of business and equipment	35	225
Purchase of business	(12,270)	—
Purchase of property, plant and equipment	(6,547)	(7,365)
Discontinued operations	—	1,343
Proceeds from sale of short-term investments	9,991	—
Purchase of short-term investments	(39,964)	—
Net cash used in investing activities	(48,755)	(5,797)

Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	(28)	(19,804)
Proceeds from long-term debt	47,251	155,113
Payments of long-term debt	(562)	(87,212)
Exchange offer consent fee and debt issuance costs	(1,348)	(6,232)
Change in restricted cash	—	1,351
Net cash provided by financing activities	45,313	43,216
Effect of exchange rate on cash	(5)	45
Change in cash and cash equivalents	1,406	45,322
Cash and cash equivalents at beginning of period	19,432	—
Cash and cash equivalents at end of period	$20,838	$45,322

The accompanying notes are an integral part of these consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

(1) Organization and Business. J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries”), and together with JBPCO, (the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.  Effective August 10, 2005 Morgan Trailer Mfg., Co., changed its name to Morgan Corporation (“Morgan”).

(2) Basis of Presentation and Opinion of Management. The accompanying interim, condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the six-month period ended June 30, 2005 are not necessarily indications of the results that may be expected for the year ended December 31, 2005.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 11, 2005 on Form S-4.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net Sales
Morgan	$106,227	$87,943	$200,547	$159,673
Morgan Olson	11,358	9,613	23,956	25,780
Truck Accessories	38,720	34,250	76,226	63,343
Specialty Manufacturing Group	22,069	15,977	40,135	30,659
Eliminations	(95)	(1,224)	(120)	(1,224)
Net Sales	$178,279	$146,559	$340,744	$278,231
Operating Income (loss)
Morgan	$8,023	$6,376	$12,437	$11,199
Morgan Olson	(261)	(331)	(879)	96
Truck Accessories	2,570	3,500	5,007	5,406
Specialty Manufacturing Group	1,030	496	1,714	915
JBPCO (Corporate)	(1,260)	(863)	(2,244)	(3,878)
Operating Income	$10,102	$9,178	$16,035	$13,738

	June 30, 2005	December 31, 2004
Total Assets as of:
Morgan	$84,936	$80,610
Morgan Olson	26,011	25,146
Truck Accessories	64,074	61,597
Specialty Manufacturing Group	52,504	30,661
JBPCO (Corporate)	45,130	19,691
Total Assets	$272,655	$217,705

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 51% and 50% of Morgan’s net sales during each of the six months ended June 30, 2005 and 2004, respectively.  Accounts receivable from these customers totaled $6.3 million and $5.7 million at June 30, 2005 and December 31, 2004, respectively.  Sales related to Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 16% and 19% of Specialty Manufacturing’s net sales during each of the six months ended June 30, 2005 and 2004, respectively.  Accounts receivable from this customer totaled $1.6 million and $1.3 million at June 30, 2005 and December 31, 2004, respectively.

The JBPCO (Corporate) costs of $2.2 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively, included the loss on extinguishment of debt of $2.2 million during the 2004 period.

Total assets increased $55.0 million or 25.2% as of June 31, 2005 compared to December 31, 2004 as a result of an increase in cash and cash equivalents and short term investments as the proceeds from the $45.0 million Senior Note transaction completed in January of 2005 increased cash.

(4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income	$3,867	$3,420	$5,120	$3,706
Unrealized gain (loss) on short-term investments	52	—	(5)	—
Foreign currency translation loss	—	(82)	(116)	(110)
Comprehensive income	$3,919	$3,338	$4,999	$3,596

(5) Acquisitions.  Effective June 6, 2005 the Company acquired 100% of the membership interests in Federal Coach LLC.  The results of Federal Coach’s operations have been included in the consolidated financial statements of the Company since that date.   Federal Coach is located in Fort Smith, Arkansas and is a manufacturer of funeral coaches, limousines and mid-sized buses.  Federal Coach is operated as a division of the Specialty Manufacturing Group and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $12.3 million, and was paid with funds from the proceeds of the Company’s $200 million, 8.75% Senior Note offering.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of obtaining third party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to change.

June 6, 2005
Accounts receivable, net of allowance for doubtful accounts of $425	$2,465
Inventories, net of allowance for obsolete or excess inventory of $350	9,330
Other current assets	15
Property, plant and equipment	649
Goodwill	3,842
Customer base	1,595
Accounts payable	(4,336)
Customer deposits	(343)
Accrued warranty	(66)
Other current liabilities	(881)
$12,270

Effective November 5, 2004 the Company acquired substantially all of the assets of Pace Edwards Company.  The results of Pace Edwards’ operations have been included in the consolidated financial statements since that date.  Pace Edwards is located in the state of Washington and is a leading manufacturer of retractable tonneau covers for pickup trucks.  Pace Edwards is operated as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.

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
$8,850

The combined results of operations of the Company for the six months ended June 30, 2005 and 2004 and including Federal Coach, Pace Edwards and Commercial Babcock for the period prior to their acquisition on an unaudited pro forma basis would have been as follows:

	2005	2004
Net sales	$360,003	$313,805
Operating income	16,787	16,802
Income before discontinued operations	$5,304	$5,921

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2005	2004
Raw Materials	$37,747	$30,491
Work in Process	14,702	9,815
Finished Goods	7,712	6,370
Total Inventory	$60,161	$46,676

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

On May 11, 2005, the Company completed an offer to exchange $200 million principal amount of its 8.75% Senior Notes due 2014 which have been registered under the Securities Act, for any and all of its outstanding 8.75% Senior Notes due 2014.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2005 and 2004 was as follows:

	2005	2004
Cash paid for interest	$8,999	$6,313
Cash paid for income taxes	1,010	135
Non-cash transaction:
Capital lease obligations for machinery and equipment	$713	$—

(9) Income Taxes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The income tax provisions for the six months ended June 30, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the reduction of the valuation allowance of approximately $0.3 million in 2005.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company has recorded a valuation allowance of $1.1 million and $1.4 million as of June 30, 2005 and December 31, 2004, respectively, against a capital loss carry forward deferred tax asset of an equal amount.  While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

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

(11) Discontinued Operations.

Truck Accessories Group-Mid West Truck Aftermarket

Effective May 28, 2004, Truck Accessories sold principally all of the assets of Midwest Truck Aftermarket (“MTA”), its remaining distribution operation.  MTA had net sales of $4.1 million and an operating loss of $620 for the six months ended June 30, 2004.

The results of operations of MTA’s operations described above have been reported as discontinued operations in the consolidated financial statements for the periods presented.  In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet and included in other current liabilities as of June 30, 2005 and December 31, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2004 annual report filed on Form S-4 in Item 14 under the caption “Overview”.  For a complete overview please refer to that section.

Effective June 6, 2005 we acquired 100% of the membership interests in Federal Coach LLC.  Federal Coach manufactures funeral coaches, limousines and medium sized buses and is located in Fort Smith, Arkansas.  We paid approximately $12.3 million for the company, using proceeds from our Senior Note offering and we will operate it as part of the Specialty Manufacturing segment.  The results of operations of Federal Coach subsequent to the date of acquisition have been included in our consolidated results of operations.

Results of Operations

Three months ended June 30, 2005 Compared to Three months ended June 30, 2004 (Unaudited)

Sales.  Our consolidated net sales increased $31.7 million, or 21.6%, to $178.3 million for the quarter ended June 30, 2005 compared to $146.6 million for the quarter ended June 30, 2004.

•             Morgan’s net sales increased $18.3 million, or 20.8%, to $106.2 million for the quarter ended June 30, 2005 compared to $87.9 million for the quarter ended June 30, 2004.  Excluding Commercial Babcock, acquired in December 2004, net sales increased $12.8 million, or 14.6%.  Truck body sales increased $13.6 million or 16.4%, shipments for this quarter were principally the same as last year, however, the average unit price of a truck body was 15.6% higher this year.  Parts and service sales decreased $0.8 million, or 22.6% due to the transfer of the Morgan parts business to Morgan Olson.

•             Morgan Olson’s net sales increased $1.7 million or 18.2% to $11.4 million for the quarter ended June 30, 2005 compared to $9.6 million for the quarter ended June 30, 2004.  The increase was entirely due to increased parts and service sales and included sales of Morgan parts of $0.8 million.

•             Truck Accessories’ net sales increased $4.5 million, or 13.1% to $38.7 million for the quarter ended June 30, 2005 compared to $34.3 million for the quarter ended June 30, 2004.  Excluding Pace Edwards, acquired in November 2004, net sales increased $0.5 million, or 1.5%.  Shipments of caps and tonneaus, excluding Pace Edwards, decreased by approximately 2500 units or 5.3% to a total of approximately 45,000 units and the average sales price of those units increased approximately 7% over last year.  Pickup truck sales in the United States and Canada increased 7.7% over the respective period last year to approximately 861,000 units, however, most of this increase occurred in June and given the time lag between pickup truck sales and the sales of accessories we would expect to see Truck Accessories’ shipments, increase in the third quarter.

•             Specialty Manufacturing’s net sales increased $6.1 million, or 38.1%, to $22.1 million for the quarter ended June 30, 2005 compared to $16.0 million for the quarter ended June 30, 2004. Excluding Federal Coach, acquired in June of this year, net sales increased $2.5 million or 15.6%.  Sales to customers in the energy services business represented 32.5% of Specialty Manufacturing’s sales during this quarter, and sales to these customers increased 28.1% to $7.2 million compared to $5.7 million during 2004. The increase resulted from increased oil and gas exploration activity during 2005. Non-oil related sales increased by 7.6% or $0.8 million to $11.2 million.

Backlog.  Consolidated backlog was $117.3 million as of June 30, 2005 compared to $127.2 million at December 13, 2004 and $112.8 million as of June 30, 2004.

•                      Morgan’s backlog at June 30, 2005 was $73.1 million compared to $101.9 million at December 31, 2004 and $70.1 million at June 30, 2004. The increase from a year earlier was due primarily to the December 2004 Commercial Babcock acquisition that added $5.1 million to backlog as of June 30, 2005.  Morgan’s backlog, excluding Commercial Babcock declined 2.1% and the unit backlog was down 13% over the prior year.  The decrease compared to December 31, 2004 reflects the completion of the consumer rental product units that are traditionally shipped in the first and second quarters of each year.

•                      Morgan Olson’s backlog was $18.8 million at June 30, 2005 compared to $8.1 million at December 31, 2004 and $28.6 million at June 30, 2004. The increase as of June 30, 2005 compared to December 31, 2004 was due primarily to the inclusion of a fleet order from UPS, however, the order is 1,000 units or 57% less than an order from UPS included in the June 30, 2004 backlog.

•                      Truck Accessories’ backlog was $4.8 million at June 30, 2005 compared to $4.6 million at December 31, 2004 and $4.5 million as of June 30, 2004.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog at June 30, 2005 was $20.6 million compared to $12.6 million at December 31, 2004 and $9.5 million at June 30, 2004.  Excluding Federal Coach, backlog was $15.3 million as of June 30, 2005 and the increase was due to increased orders for machining services.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $28.3 million, or 22.2%, to $155.6 million for the quarter ended June 30, 2005 compared to $127.3 million for the quarter ended June 30, 2004. Consolidated gross profit increased by $3.4 million, or 17.8%, to $22.6 million (12.7% of net sales) for the quarter compared to $19.2 million (13.1% of net sales) last year.

•             Morgan’s gross profit increased $2.7 million, or 26.3% on a 20.8% increase in sales, to $12.9 million (12.1% of its net sales) for the quarter ended June 30, 2005 compared to $10.2 million (11.6% of its net sales) for the quarter ended June 30, 2004.  Excluding Commercial Babcock, gross profit increased $1.6 million or 15.8%.  The increase in the gross profit margin was due to improved pricing for truck bodies.

•             Morgan Olson’s gross profit declined by $0.3 million, or 28.8%, to $0.6 million (5.7% of its net sales) for the quarter ended June 30, 2005 compared to $0.9 million (9.4% of its net sales) for the quarter ended June 30, 2004.  The decline in gross profit margin was due to reduced labor efficiencies on lower production volumes however, production volumes increased late in the quarter in response to the UPS fleet order that will be completed by the fourth quarter.

•             Truck Accessories’ gross profit increased slightly to $6.0 million (15.4% of its net sales) for the quarter ended June 30, 2005 compared to $5.8 million (17.0% of its net sales) for the quarter ended June 30, 2004. The increase in gross profit was due to Pace Edwards, which added $1.3 million to Truck Accessories’ gross profit this quarter.  Excluding Pace Edwards, gross profit decreased $1.1 million or 20.1% primarily due to material cost increases.

•             Specialty Manufacturing’s gross profit increased $0.9 million, or 37.7%, to $3.2 million (14.4% of its net sales) for the quarter ended June 30, 2005 compared to $2.3 million (14.5% of its net sales) for the quarter ended June 30, 2004.  Federal Coach represented $0.4 million of the increase.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $2.5 million, or 24.8%, to $12.5 million (7.0% of net sales) for the quarter ended June 30, 2005 compared to $10.0 million (6.9% of net sales) for the quarter ended June 30, 2004.

•             Morgan’s selling, general and administrative expenses increased $1.0 million, or 27.0%, to $4.8 million (4.6% of its net sales) for the quarter ended June 30, 2005 compared to $3.8 million (4.3% of its net sales) for the quarter ended June 30, 2004.  The increase was primarily due to the incremental expenses of Commercial Babcock of $0.6 million.

•             Morgan Olson’s selling, general and administrative expenses decreased by $0.3 million, or 26.6%, to $0.9 million (8.0% of its net sales) for the quarter ended June 30, 2005 compared to $1.2 million (12.8% of its net sales) for the quarter ended June 30, 2004, due to a $0.4 million reduction in general and administrative expenses partially offset by increased selling expenses.

•             Truck Accessories’ selling, general and administrative expenses increased by $1.1 million, or 45.7%, to $3.4 million (8.7% of its net sales) for the quarter ended June 30, 2005 from $2.3 million (6.8% of its net sales) for the quarter ended June 30, 2004. The increase was primarily due to the incremental expenses of Pace Edwards of $0.9 million.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.3 million, or 18.6%, to $2.2 million (9.8% of its net sales) for the quarter ended June 30, 2005 from $1.8 million (11.4% of its net sales) for the quarter ended June 30, 2004.  The increase was primarily due to the incremental expenses of Federal Coach of $0.2 million.

•             Corporate selling, general and administrative expenses during the first quarter of 2005 increased $0.4 million or 46.0% to $1.3 million from $0.9 million for the quarter ended June 30, 2005 partly as a result of additional management personnel and their related expenses of $0.2 million.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $0.9 million, or 10.1%, to $10.1 million (5.7% of net sales) for the quarter ended June 30, 2005 from $9.2 million (6.3% of net sales) for the quarter ended June 30, 2004.  Excluding Pace Edwards, Commercial Babcock and Federal Coach, operating income decreased slightly to $9.0 million for the current quarter.

•             Morgan’s operating income increased by $1.6 million, or 25.8%, to $8.0 million (7.6% of its net sales) for the quarter ended June 30, 2005 compared to $6.4 million (7.3% of its net sales) for the quarter ended June 30, 2004 due to increased sales and $0.5 million from the incremental operating income of Commercial Babcock.

•             Morgan Olson’s operating loss decreased slightly to $0.3 million for the quarter ended June 30, 2005.

•             Truck Accessories’ operating income decreased by $0.9 million, or 26.6%, to $2.6 million (6.6% of its net sales) for the quarter ended June 30, 2005 compared to $3.5 million (10.2% of its net sales) for the quarter ended June 30, 2004.  Excluding Pace Edwards, Truck Accessories’ operating income decreased $1.3 million or 36.8% due primarily to increased material costs.

•             Specialty Manufacturing’s operating income increased by $0.5 million, or 107.7%, to $1.0 million (4.7% of its net sales) for the quarter ended June 30, 2005, compared to $0.5 million (3.1% of its net sales) for the quarter ended June 30, 2004, on increased gross profits from its machining services and the acquisition of Federal Coach.  Federal Coach’s operating income for the current period was $0.2 million.

•             Corporate expenses increased $0.4 million to $1.3 million for the quarter ended June 30, 2005, compared to $0.9 million for the quarter ended June 30, 2004.

Interest expense.  Consolidated interest expense increased $1.4 million, or 49.1% to $4.4 million (2.5% of net sales) for the quarter ended June 30, 2005 compared to $3.0 million (2.0% of net sales) for the quarter ended June 30, 2004.  The increase was due to increased debt. The average debt outstanding during the comparable quarters increased $67.8 million this year as a result of the additional Senior Notes issued in May, 2004 of $30.0 million and in January, 2005 of $45.0 million.

Income taxes. The income tax provisions for the three months ended June 30, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.  As of June 30, 2005 and based on our projected income tax rate for the year ended December 31, 2005, we have utilized our net operating loss carry forwards of $7.3 million.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We have recorded a valuation allowance of $1.1 million and $1.4 million as of June 30, 2005 and December 31, 2004, respectively, against a capital loss carry forward deferred tax asset of an equal amount.  While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Six months ended June 30, 2005 Compared to Six months ended June 30, 2004 (Unaudited)

Sales.  Our consolidated net sales increased $62.5 million, or 22.5%, to $340.7 million for the six months ended June 30, 2005 compared to $278.2 million for the six months ended June 30, 2004.

•             Morgan’s net sales increased $40.9 million, or 25.6%, to $200.5 million for the six months ended June 30, 2005 compared to $159.7 million for the six months ended June 30, 2004.  Excluding Commercial Babcock, net sales increased $30.7 million or 19.2%.  The increase was due primarily to an 18.4% increase in the average unit price of a truck body over the same period last year.  Sales of commercial units that represented about 83% of Morgan’s truck body sales during the current period increased by 28% to $151.8 million from $119.1 million in 2004 on an 11% increase in commercial unit shipments.  Sales of consumer rental or fleet units decreased $1.0 million on a 15% decrease in unit shipments during 2005.

•             Morgan Olson’s net sales decreased $1.8 million or 7.1% to $24.0 million for the six months ended June 30, 2005 compared to $25.8 million for the six months ended June 30, 2004.  Step van body sales decreased $4.8 million or 24.4% on a 34.8% decline in unit shipments.  Parts and service sales increased 50.6% or approximately $3.0 million to $9.0 million, due primarily to $2.0 million of sales of Morgan parts resulting from the transfer of that business to Morgan Olson during the current period.

•             Truck Accessories’ net sales increased $12.9 million, or 20.3% to $76.2 million for the six months ended June 30, 2005 compared to $63.3 million for the six months ended June 30, 2004.  The increase was due primarily to the acquisition of Pace Edwards, which contributed $8.4 million to 2005 net sales.  Sales of caps and tonneaus, excluding Pace Edwards, increased by 7.0% or $4.5 million on the same unit shipments as the prior year.  Pickup truck sales in the United States and Canada increased 4.1% this year to approximately 1.6 million units.

•             Specialty Manufacturing’s net sales increased by $9.5 million, or 30.9%, to $40.1 million for the six months ended June 30, 2005 compared to $30.7 million for the six months ended June 30, 2004.  Excluding Federal Coach, net sales increased $5.9 million or 19.2% during the current period.  Sales to customers in the energy services increased 24% to $13.6 million compared to $11.0 million during 2004.

 Cost of sales and gross profit.  Our consolidated cost of sales increased by $58.2 million, or 24.0%, to $300.6 million for the six months ended June 30, 2005 compared to $242.4 million for the six months ended June 30, 2004. Consolidated gross profit increased by $4.3 million, or 12.0%, to $40.1 million (11.8 % of net sales) for the six months ended June 30, 2005 compared to $35.8 million (12.9% of net sales) for the six months ended June 30, 2004.

•             Morgan’s gross profit increased by $3.1 million, or16.5%, to $21.7 million (10.8% of its net sales) for the six months ended June 30, 2005 compared to $18.6 million (11.7% of its net sales) for the six months ended June 30, 2004.  The decrease in gross profit as a percentage of net sales was due to a 3.8% increase in material costs as a percentage of net sales.  A 5% price increase was implemented in February 2005 that, in addition to the price increases implemented during 2004, aggregated 12.75%.

•             Morgan Olson’s gross profit declined by $1.7 million, or 62.3%, to $1.0 million (4.4% of its net sales) for the six months ended June 30, 2005 compared to $2.8 million (10.7% of its net sales) for the six months ended June 30, 2004.  The decline in gross profit margins was due to reduced labor efficiencies and lower overhead absorption due to a 34.8% decrease in production volume.

•             Truck Accessories’ gross profit increased by $1.7 million, or 17.0%, to $11.6 million (15.3% of its net sales) for the six months ended June 30, 2005 compared to $10.0 million (15.7% of its net sales) for the six months ended June 30, 2004. The increase in gross profit was due to Pace Edwards, which added $2.7 million to Truck Accessories’ gross profit in 2005.  The decrease in gross profit, excluding Pace Edwards, was due primarily to increased raw material costs.

•             Specialty Manufacturing’s gross profit increased $1.2 million, or 27.7%, to $5.7 million (14.2% of its net sales) for the six months ended June 30, 2005 compared to $4.5 million (14.6% of its net sales) for the six months ended June 30, 2004.  Federal Coach represented $0.4 million of the increase in gross profit.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $4.2 million, or 9%, to $21.2 million (7.1 % of net sales) for the six months ended June 30, 2005 compared to $19.9 million (7.1% of net sales) for the six months ended June 30, 2004.

•             Morgan’s selling, general and administrative expenses increased $1.8 million, or 24.8%, to $9.3 million (4.6% of its net sales) for the six months ended June 30, 2005 compared to $7.4 million (4.7% of its net sales) for the six months ended June 30, 2004.  Commercial Babcock’s selling, general and administrative expenses were $1.2 million for the 2005 period.

•             Morgan Olson’s selling, general and administrative expenses decreased by $0.8 million, or 28.0%, to $1.9 million (8.0% of its net sales) for the six months ended June 30, 2005 compared to $2.7 million (10.4 % of its net sales) for the six months ended June 30, 2004, due primarily to a 12% reduction in administrative personnel and the related reduction in costs.

•             Truck Accessories’ selling, general and administrative expenses increased by $2.0 million, or 46.0%, to $6.6 million (8.7% of its net sales) for the six months ended June 30, 2005 from $4.6 million (7.2% of its net sales) for the six months ended June 30, 2004. Most of the increase was due to the incremental costs of Pace Edwards of $1.9 million.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.4 million, or 12.4%, to $4.0 million (10.0% of its net sales) for the six months ended June 30, 2005 from $3.6 million (11.6% of its net sales) for the six months ended June 30, 2004. The acquisition of Federal Coach added $0.2million of incremental expenses.

•             Corporate selling, general and administrative expenses during the first six months of 2005 increased $0.5 million or 34.8% to $2.2 million from $1.7 million for the six months ended June 30, 2005 primarily as a result of additional personnel and related costs of approximately $0.4 million.

Loss on extinguishment of debt.  During 2004, we wrote-off deferred loan costs of $2.2 million as a result of the re-financing of our then outstanding debt.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $2.3 million, or 16.7%, to $16.0 million (4.7% of net sales) for the six months ended June 30, 2005 from $13.7 million (4.9% of net sales) for the six months ended June 30, 2004.

•             Morgan’s operating income increased by $1.2 million, or 11.1%, to $12.4 million (6.2% of its net sales) for the six months ended June 30, 2005 compared to $11.2 million (7.0% of its net sales) for the six months ended June 30, 2004.  Excluding Commercial Babcock, operating income increased by $0.6 million or 5.4% for the 2005 period.

•             Morgan Olson’s operating income decreased by $1.0 million to a $0.9 million operating loss for the six months ended June 30, 2005 compared to operating income of $0.1 million for the six months ended June 30, 2004.

•             Truck Accessories’ operating income decreased by $0.4 million, or 7.4%, to $5.0 million (6.6% of its net sales) for the six months ended June 30, 2005 compared to $5.4 million (8.5% of its net sales) for the six months ended June 30, 2004.  Pace Edwards’ operating income was $0.9 million for the 2005 period.

•             Specialty Manufacturing’s operating income increased by $0.8 million, or 87.3%, to $1.7 million (4.3% of its net sales) for the six months ended June 30, 2005, compared to $0.9 million (3.0% of its net sales) for the six months ended June 30, 2004. Federal Coach’s operating income was $0.2 million for the 24 days subsequent to acquisition that it was included in the results of operations of Specialty Manufacturing.

•             Corporate expenses decreased $1.7 million to $2.2 million for the six months ended June 30, 2005, compared to $3.9 million for the six months ended June 30, 2004.  The loss on extinguishment of debt of $2.2 million in 2004 was included in corporate expenses for that period.

Interest expense.  Consolidated interest expense increased $1.8 million, or 25.8 % to $8.8 million (2.6% of net sales) for the six months ended June 30, 2005 compared to $7.0 million (2.5% of net sales) for the six months ended June 30, 2004.  The increase was primarily as a result of a $60.9 million increase in average debt outstanding during the respective periods resulting from the issue of $200 million of Senior Notes during 2004 and 2005.

Income taxes. The income tax provisions for the six months ended June 30, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the reduction of the valuation allowance of approximately $0.3 million in 2005.

Liquidity and Capital Resources

Working capital at June 30, 2005 was $121.2 million compared to $75.7 million at December 31, 2004. The increase was due to the $45.0 million bond offering in the first quarter of 2005, the proceeds of which increased cash and short-term investments.  Average accounts receivable days sales outstanding at June 30, 2005 were approximately 32, compared to 29 at June 30, 2004 and inventory turns were approximately 10 compared to 13 at June 30, 2004.  Inventory turns declined due to a $3.5 million increase in inventory at Morgan Olson in advance of a large production order and due to the addition of Federal Coach this year.  Federal Coach’s inventory as of June 30, 2005 included approximately $5.6 million of vehicle chassis that remain in inventory for extended periods of time due to a four to six week production cycle.

Operating cash flows.  Operating activities during the six months ended June 30, 2005 generated cash of $4.9 million compared to $7.9 million during the six months ended June 2004. The decrease in net cash generated by operating activities was due primarily to an additional investment in working capital of $4.1 million this year, of which $1.0 million was attributable to acquired operations and included a $1.3 million reduction in income taxes payable and a $1.6 million reduction in interest payable.

Investing cash flows.  Net cash used in investing activities increased to $48.8 million for the six months ended June 30, 2005 compared to $5.8 million for the six months ended June 30, 2004.  The increase was due to a net investment in short-term investments of $30.0 million and the acquisition of Federal Coach for $12.3 million in cash during the first six months 2005.

Capital expenditures for the six months ended June 30, 2005 were $6.5 million, which approximated last year and was comprised mainly of manufactured product molds of $1.2 million for Truck Accessories and production equipment of $3.6 million for Specialty Manufacturing.

Financing cash flows.  We generated $45.3 million of cash from financing activities for the six months ended June 30, 2005 compared with $43.2 million for the six months ended June 30, 2004.  During January 2005, we issued an additional $45.0 million in aggregate principal amount of 8.75% Senior Notes due 2014 at a 5% premium.  During the six months ended June 30, 2004 we issued $155.0 million of 8.75% Senior Notes due 2014 and used the net proceeds to repay term and revolving debt of $112.9 million and pay accrued interest on the retired debt of $3.9 million.

Long-term debt.  On January 27, 2005, we completed an offer to sell an additional $45.0 million of our 8.75% Senior Notes due 2014 at a premium of 5% over par on the same terms as the original issue.  Net proceeds of approximately $46.4 million increased cash and short-term investments.  At June 30, 2005, the Consolidated Coverage Ratio, as defined in the indenture relating to our senior secured notes was 2.7 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the six months ended June 30, 2005.

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

Interest Rates

As of June 30, 2005, the Company had $200.0 million of 8.75% Senior Notes, long-term debt outstanding, with an estimated fair value of approximately $190.0 million based upon their traded value at June 30, 2005.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $12.0 million as of June 30, 2005.

Foreign Currency

Truck Accessories and Morgan have manufacturing plants in Canada, which generated revenues of approximately $23.0 million during the six months ended June 30, 2005.  The functional currency of the Canadian operations is the Canadian Dollar.  The Company has not incurred any significant losses related to and does not currently employ risk management techniques to manage any potential exposure to foreign currency fluctuations

Item 4.    Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 5  Other Information

None

Item 6  Exhibits and Reports on Form 8-K (Current Report)

(a)          Exhibits

None

(b)          Reports on Form 8K

Form 8K filed with the Commission on May 19, 2005 providing: 1) financial results for the three month period ended June 30, 2005; and, 2) announcing the completion of the Company’s exchange offer of $200 million 8.75% Senior Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: August 15, 2005	By: /s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer