Form 10-Q
period 2005-09-30
POINDEXTER J B & CO INC
filed 2005-11-14
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 14, 2005.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,404	$19,432
Short-term investments	35,403	5,000
Accounts receivable, net	62,508	50,876
Inventories, net	59,784	46,676
Refundable income taxes	488	—
Deferred income taxes	—	1,312
Prepaid expenses and other	2,689	1,978
Total current assets	173,276	125,274
Property, plant and equipment, net	49,977	47,599
Goodwill	28,778	23,054
Intangible assets, net	5,575	6,106
Deferred income taxes	1,076	1,994
Other assets	12,718	13,678
Total assets	$271,400	$217,705
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$985	$943
Accounts payable	32,775	27,320
Accrued compensation and benefits	7,330	6,996
Accrued interest	1,114	4,031
Other accrued liabilities	9,946	10,291
Total current liabilities	52,150	49,581
Non-current liabilities
Long-term debt, less current portion	202,345	157,484
Employee benefit obligations and other	5,805	6,018
Total non-current liabilities	208,150	163,502
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	47	73
Accumulated deficit	(8,433)	(14,937)
Total stockholder’s equity	11,100	4,622
Total liabilities and stockholder’s equity	$271,400	$217,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$173,927	$141,462	$514,671	$419,693
Cost of sales	152,788	126,060	453,409	368,460
Gross profit	21,139	15,402	61,262	51,233
Selling, general and administrative expense	13,208	9,801	37,296	29,681
Loss on extinguishment of debt	—	—	2,213
Closed and excess facility costs	377	—	377	—
Operating income	7,554	5,601	23,589	19,339
Interest expense	4,859	3,639	13,647	10,622
Interest income	(346)	(15)	(971)	(64)
Income from continuing operations before income taxes and discontinued operations	3,041	1,977	10,913	8,781
Income tax provision	1,657	765	4,409	3,487
Income before discontinued operations	1,384	1,212	6,504	5,294
Loss from discontinued operations, net of applicable taxes	—	—	—	(376)
Net income	$1,384	$1,212	$6,504	$4,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,504	$4,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,764	6,942
Amortization of debt issuance costs	455	492
Loss on extinguishment of debt	—	2,213
Closed and excess facility costs	377	—
Provision for excess and obsolete inventory	(125)	193
Provision for doubtful accounts receivable	175	50
Deferred income tax expense	2,230	3,396
Operating cash flows from discontinued operations	(319)	12
Other	179	(14)
Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(9,227)	(9,588)
Inventories	(3,583)	(9,192)
Prepaid expenses and other	(1,483)	(1,115)
Accounts payable	4,388	2,171
Accrued income taxes	(780)	(185)
Accrued interest	(2,917)	(690)
Other accrued liabilities	(4,142)	1,374
Net cash provided by (used in) operating activities	(504)	977
Cash flows from investing activities:
Proceeds from sale of business and equipment	37	228
Purchase of business	(12,270)	—
Purchase of property, plant and equipment	(8,868)	(9,498)
Discontinued operations	—	1,343
Purchase of short-term investments	(70,323)	—
Proceeds from sale of short-term investments	40,000	—
Net cash used in investing activities	(51,424)	(7,927)
Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	(28)	(19,878)
Proceeds from long-term debt	47,251	157,165
Payments of long-term debt	(795)	(87,249)
Exchange offer consent fee and debt issuance costs	(1,348)	(5,189)
Change in restricted cash	—	1,351
Net cash provided by financing activities	45,080	46,200
Effect of exchange rate on cash	(180)	116
Change in cash and cash equivalents	(7,028)	39,366
Cash and cash equivalents at beginning of period	19,432	—
Cash and cash equivalents at end of period	$12,404	$39,366

The accompanying notes are an integral part of these condensed consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

(1) Organization and Business. J.B. Poindexter & Co., Inc. (“JBPCO”), its subsidiaries (the “Subsidiaries”) and together, JBPCO and the Subsidiaries, (the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.  Effective August 10, 2005 Morgan Trailer Mfg., Co., changed its name to Morgan Corporation (“Morgan”).

(2) Basis of Presentation and Opinion of Management. The accompanying interim, condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2004 condensed consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the nine-month period ended September 30, 2005 are not necessarily indications of the results that may be expected for the year ended December 31, 2005.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 11, 2005 on Form S-4.

(3) Segment Data.  The following is a summary of the business segment data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Morgan	$81,678	$73,361	$282,225	$233,034
Morgan Olson	21,675	18,206	45,631	43,986
Truck Accessories	42,832	33,705	119,058	97,048
Specialty Manufacturing Group	27,815	16,202	67,950	46,861
Eliminations	(73)	(12)	(193)	(1,236)
Net Sales	$173,927	$141,462	$514,671	$419,693
Operating Income (loss)
Morgan	$5,267	$3,565	$17,704	$14,764
Morgan Olson	80	25	(799)	121
Truck Accessories	3,164	2,414	8,171	7,820
Specialty Manufacturing Group	453	544	2,167	1,459
JBPCO (Corporate)	(1,410)	(947)	(3,654)	(4,825)
Operating Income	$7,544	$5,601	$23,589	$19,339

		September 30, 2005	December 31, 2004
Total Assets as of:
Morgan		$83,834	$80,610
Morgan Olson		27,021	25,146
Truck Accessories		65,311	61,597
Specialty Manufacturing Group		53,726	30,661
JBPCO (Corporate)		41,508	19,691
Total Assets		$271,400	$217,705

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 49% and 50% of Morgan’s net sales during each of the nine months ended September 30, 2005 and 2004, respectively.  Accounts receivable from these customers totaled $7.4 million and $5.7 million at September 30, 2005 and December 31, 2004, respectively.  Sales related to Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 15% and 19% of Specialty Manufacturing’s net sales during each of the nine months ended September 30, 2005 and 2004, respectively.  Accounts receivable from this customer totaled $1.8 million and $1.3 million at September 30, 2005 and December 31, 2004, respectively.

The JBPCO (Corporate) costs of $3.7 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively, included the loss on extinguishment of debt of $2.2 million during the 2004 period.

Total assets increased $53.7 million or 24.7% as of September 30, 2005 compared to December 31, 2004 due primarily to an increase in cash and cash equivalents and short term investments as the proceeds from the $45.0 million Senior Note transaction completed in January of 2005 increased cash and short term investments.

(4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,384	$1,212	$6,504	$4,918
Unrealized gain on short-term investments	64	—	59	—
Foreign currency translation gain (loss)	31	205	(85)	95
Comprehensive income	$1,479	$1,417	$6,478	$5,013

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

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $12.3 million.  The Company obtained a third party valuation of certain intangible assets acquired.  The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition;

June 6, 2005
Accounts receivable, net of allowance for doubtful accounts of $425	$2,465
Inventories, net of allowance for obsolete or excess inventory of $350	9,330
Other current assets	15
Property, plant and equipment	649
Goodwill	1,849
Customer base	1,100
Trade name	800
Supplier relationships and other intangible assets	1,750
Accounts payable	(4,336)
Customer deposits	(343)
Accrued warranty	(66)
Other current liabilities	(943)
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
$9,649

Effective December 15, 2004 the Company acquired all of the outstanding stock of Commercial Babcock Inc., a company located in Toronto, Ontario. Commercial Babcock is a manufacturer and marketer of class 5-7 truck bodies for the eastern Canadian market and is operated as a division of Morgan.  The aggregate purchase price was $8.3 million, net of cash acquired, for the outstanding stock of Commercial Babcock.  The Company has obtained a third party valuation of Commercial Babcock’s intangible assets.

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
$8,850

The combined results of operations of the Company for the nine months ended September 30, 2005 and 2004 and including Federal Coach, Pace Edwards and Commercial Babcock for the period prior to their acquisition on an unaudited pro forma basis would have been as follows:

	2005	2004
Net sales	$533,923	$473,068
Operating income	24,341	24,151
Income before discontinued operations	6,952	8,156

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	September 30,	December 31,
	2005	2004
Raw Materials	$37,663	$30,491
Work in Process	14,847	9,815
Finished Goods	7,274	6,370
Total Inventory	$59,784	$46,676

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

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the nine months ended September 30, 2005 and 2004 was as follows:

	2005	2004
Cash paid for interest	$16,564	$11,973
Cash paid for income taxes	2,667	392
Non-cash transaction:
Capital lease obligations for machinery and equipment	713	—

(9) Income Taxes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The income tax provisions for the nine months ended September 30, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company has recorded a valuation allowance of $1.1 million and $1.4 million as of September 30, 2005 and December 31, 2004, respectively, against a capital loss carry forward deferred tax asset of an equal amount.  While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

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

Morgan Olson’s two manufacturing sites in Sturgis, Michigan overlie, or are in close proximity to, a regional plume of volatile organic compound groundwater contamination. Available information indicates that one of the sites was a likely source of part of the groundwater contamination, and that groundwater contamination is present under the second site. In August 2003, Morgan Olson submitted applications for Baseline Environmental Assessments for each site to the Michigan Department of Environmental Quality (“MDEQ”). In October 2003, the MDEQ accepted these applications and granted to Morgan Olson a liability exemption for any pre-acquisition releases of volatile organic compounds from these sites that may have contributed to the regional groundwater contamination subject to certain conditions, including an agreement not to use chlorinated solvents and to implement certain engineering controls to minimize future releases at the sites. Based on the granting of the liability exemption, Morgan Olson does not believe that it has any responsibility for the investigation or remediation of the regional groundwater contamination. However, the exemption does not apply to other applicable laws or regulations, and there can be no guarantee that newly discovered conditions or future activities at the sites will not result in significant costs.

In June 2005, Morgan Olson was notified by the MDEQ that it had failed to file certain reports related to its air permit, wastewater discharge, and chemical inventory.  The Company is in discussions with MDEQ to correct and settle these alleged violations.  At this point it is not known if the MDEQ will take enforcement action against Morgan Olson, and the financial impact of such an enforcement action, if any, cannot be estimated. The ultimate financial impact is not expected to be material, however.

In July 2005, Morgan notified the United States Environmental Protection Agency (“USEPA”) that it had failed to file certain reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder.  All necessary reports were subsequently completed and filed with the USEPA.  At this point the Company does not know if the USEPA will take enforcement action against Morgan, and the financial impact of such an enforcement action, if any, cannot be estimated but could be material.

(11) Discontinued Operations.

Truck Accessories Group-Mid West Truck Aftermarket

Effective May 28, 2004, Truck Accessories sold principally all of the assets of Midwest Truck Aftermarket (“MTA”), its remaining distribution operation.  MTA had net sales of $4.1 million and an operating loss of $620 for the nine months ended September 30, 2004.

The results of operations of MTA’s operations described above have been reported as discontinued operations in the consolidated financial statements for the periods presented.  In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet and included in other current liabilities as of September 30, 2005 and December 31, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Conditiona and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2004 annual report filed on Form S-4 in Item 14 under the caption “Overview”.  For a complete overview please refer to that section.

Effective June 6, 2005 we acquired 100% of the membership interests in Federal Coach LLC.  Federal Coach manufactures funeral coaches, limousines and medium sized buses and is located in Fort Smith, Arkansas.  We paid approximately $12.3 million for the company, using proceeds from our Senior Note offering and we operate it as part of the Specialty Manufacturing segment.  The results of operations of Federal Coach subsequent to the date of acquisition have been included in our consolidated results of operations.

Results of Operations

Three months ended September 30, 2005 Compared to Three months ended September 30, 2004 (Unaudited)

Sales.  Our consolidated net sales increased $32.4 million, or 23.0%, to $173.9 million for the quarter ended September 30, 2005 compared to $141.5 million for the quarter ended September 30, 2004.

•             Morgan’s net sales increased $8.3 million, or 11.3%, to $81.7 million for the quarter ended September 30, 2005 compared to $73.4 million for the quarter ended September 30, 2004.  Excluding Commercial Babcock, acquired in December 2004, net sales increased $3.2 million, or 4.4%.  Truck body sales increased $3.5 million or 5.2% with commerciall unit sales increasing 9.4% on a 1.0% increase in commercial unit shipments.  There were no consumer rental sales during the current quarter compared to $2.6 million during the third quarter last year, consumer rental sales are seasonal, with substantially all product shipments occurring in the first six months of the year. The average retail unit price of a truck body was 8.3% higher this quarter compared to the same period last year.  Parts and service sales decreased $1.1 million, or 30.0% due primarily to the transfer of the Morgan parts business with sales of $0.9 million to Morgan Olson.

•             Morgan Olson’s net sales increased $3.5 million or 19.2% to $21.7 million for the quarter ended September 30, 2005 compared to $18.2 million for the quarter ended September 30, 2004.  The increase in sales of step vans of $2.6 million or 17.0% was due to an increase in the unit price of the product while unit shipments remained unchanged.  Parts and service sales increased primarily as a result of the sales of Morgan parts of $0.9 million.

•             Truck Accessories’ net sales increased $9.1 million, or 27.0% to $42.8 million for the quarter ended September 30, 2005 compared to $33.7 million for the quarter ended September 30, 2004.  Excluding Pace Edwards, acquired in November 2004, net sales increased $4.6 million, or 13.6%.  Shipments of caps and tonneaus, excluding Pace Edwards, increased by approximately 2,300 units or 5.0% to a total of approximately 49,000 units and the average sales price of those units increased approximately 8.5% over last year.  Pickup truck sales in the United States and Canada increased 2.0% over the respective period last year to approximately 892,000 units.

•             Specialty Manufacturing’s net sales increased $11.6 million, or 71.6%, to $27.8 million for the quarter ended September 30, 2005 compared to $16.2 million for the quarter ended September 30, 2004. Excluding Federal Coach, acquired in June of 2005, net sales increased $1.6 million or 9.9%.  Sales to customers in the energy services business represented 26.4% of Specialty Manufacturing’s sales during this quarter, and sales to these customers increased 30.6% to $7.3 million compared to $5.6 million during 2004. The increase resulted from increased oil and gas exploration activity during 2005. Non-oil related sales were flat at $9.9 million, excluding Federal Coach.

Backlog.  Consolidated backlog was $110.1 million as of September 30, 2005 compared to $127.2 million at December 13, 2004 and $105.3 million as of September 30, 2004.

•                      Morgan’s backlog at September 30, 2005 was $67.7 million compared to $101.9 million at December 31, 2004 and $67.5 million at September 30, 2004.  Morgan’s backlog was approximately the same as a year ago, at September 30, 2004, however, it included $8.1 million of consumer rental business.  At September 30, 2005 the backlog increased as a result of the addition of Commercial Babcock’s backlog of $3.8 million and a higher retail sales backlog.  The decrease compared to December 31, 2004 reflects the completion of the consumer rental product units that are traditionally shipped in the first and second quarters of each year.

•                      Morgan Olson’s backlog was $11.0 million at September 30, 2005 compared to $8.1 million at December 31, 2004 and $22.7 million at September 30, 2004.

•                      Truck Accessories’ backlog was $4.0 million at September 30, 2005 compared to $4.6 million at December 31, 2004 and $4.5 million as of September 30, 2004.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog at September 30, 2005 was $27.3 million compared to $12.6 million at December 31, 2004 and $10.6 million at September 30, 2004.  Excluding Federal Coach, the backlog was $18.3 million as of September 30, 2005 and the increase was due to increased orders for machining services.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $26.7 million, or 21.2%, to $152.8 million for the quarter ended September 30, 2005 compared to $126.1 million for the quarter ended September 30, 2004. Consolidated gross profit increased by $5.7 million, or 37.0%, to $21.1 million (12.2% of net sales) for the quarter compared to $15.4 million (10.8% of net sales) last year.

•             Morgan’s gross profit increased $2.8 million, or 39.1% on an 11.3% increase in sales, to $10.0 million (12.3% of its net sales) for the quarter ended September 30, 2005 compared to $7.2 million (9.8% of its net sales) for the quarter ended September 30, 2004.  Excluding Commercial Babcock, gross profit increased $2.0 million or 28.0%.  The increase in the gross profit margin was due to improved pricing for truck bodies.

•             Morgan Olson’s gross profit was $1.2 million for both quarters ended September 30, 2005 and 2004; however it declined to 5.5% of sales this year compared to 6.6% last year.  The decline in gross profit margin was due to increased plant overhead expenses.

•             Truck Accessories’ gross profit increased $2.0 million, or 43.2% to $6.8 million (15.9% of its net sales) for the quarter ended September 30, 2005 compared to $4.8 million (14.2% of its net sales) for the quarter ended September 30, 2004. Pace Edwards added $1.4 million to Truck Accessories’ gross profit this quarter.  Excluding Pace Edwards, gross profit increased $0.7 million or 13.8% due to increased production volume on higher sales.

•             Specialty Manufacturing’s gross profit increased $0.8 million, or 37.5%, to $3.1 million (11.1% of its net sales) for the quarter ended September 30, 2005 compared to $2.3 million (14.2% of its net sales) for the quarter ended September 30, 2004.  Excluding Federal Coach, the gross profit decreased $0.2 million due to increased material costs.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $3.4 million, or 34.7%, to $13.2 million (7.6% of net sales) for the quarter ended September 30, 2005 compared to $9.8 million (6.9% of net sales) for the quarter ended September 30, 2004.

•             Morgan’s selling, general and administrative expenses increased $1.1 million, or 30.6%, to $4.8 million (5.9% of its net sales) for the quarter ended September 30, 2005 compared to $3.6 million (4.9% of its net sales) for the quarter ended September 30, 2004.  The increase was primarily due to the incremental expenses of Commercial Babcock of $0.7 million.

•             Morgan Olson’s selling, general and administrative expenses were $1.1 million (5.1% of its net sales) for the quarter ended September 30, 2005 and $1.1 million (6.0% of its net sales) for the quarter ended September 30, 2004.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.9 million, or 37.5%, to $3.3 million (7.7% of its net sales) for the quarter ended September 30, 2005 from $2.4 million (7.1% of its net sales) for the quarter ended September 30, 2004. The increase was due to the incremental expenses of Pace Edwards of $0.9 million.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.9 million, or 52.9%, to $2.6 million (9.4% of its net sales) for the quarter ended September 30, 2005 from $1.7 million (10.5% of its net sales) for the quarter ended September 30, 2004.  The increase was primarily due to the incremental expenses of Federal Coach of $0.8 million.

•             Corporate selling, general and administrative expenses during the first quarter of 2005 increased $0.4 million or 40.0% to $1.4 million from $1.0 million for the quarter ended September 30, 2005 partly as a result of additional management personnel and their related expenses of $0.2 million.

Closed and excess facility costs.  During the quarter ended September 30, 2005 we decided to consolidate our Truck Accessories’ plants in Canada.  The Drinkwater plant will be closed and the manufacturing operations consolidated into the Moosjaw plant.  As a result, we wrote down the value of the Drinkwater facility to estimated realizable value, net of costs to dispose, and recorded an expense of $0.4 million during the quarter ended September 30, 2005.

Operating Income.  Due to the effect of the factors summarized above, consolidated operating income increased by $1.9 million, or 33.9%, to $7.5 million (4.3% of net sales) for the quarter ended September 30, 2005 from $5.6 million (4.0% of net sales) for the quarter ended September 30, 2004.  Excluding Pace Edwards, Commercial Babcock and Federal Coach, operating income increased $1.0 million or 17.6% to $6.5 million (4.2% of net sales) for the current quarter.

•             Morgan’s operating income increased by $1.7 million, or 47.7%, to $5.3 million (6.5% of its net sales) for the quarter ended September 30, 2005 compared to $3.6 million (4.9% of its net sales) for the quarter ended September 30, 2004 due to increased gross margins on higher sales.

•             Morgan Olson’s operating income increased slightly to $80,000 for the quarter ended September 30, 2005.

•             Truck Accessories’ operating income increased by $0.8 million, or 33.3%, to $3.2 million (7.5% of its net sales) for the quarter ended September 30, 2005 compared to $2.4 million (7.1% of its net sales) for the quarter ended September 30, 2004.  Excluding Pace Edwards and the closed and excess facility cost, Truck Accessories’ operating income increased $0.6 million or 25.0% due to increased sales.

•             Specialty Manufacturing’s operating income was $0.5 million for the quarters ended September 30, 2005 and 2004, or 1.6% and 3.4% of its net sales respectively.  Federal Coach’s operating income for the current period was $0.3 million.

•             Corporate expenses increased $0.5 million to $1.4 million for the quarter ended September 30, 2005, compared to $0.9 million for the quarter ended September 30, 2004.

Interest expense.  Consolidated interest expense increased $1.3 million, or 33.5% to $4.9 million (2.8% of net sales) for the quarter ended September 30, 2005 compared to $3.6 million (2.5% of net sales) for the quarter ended September 30, 2004.  The increase was due to increased debt. The average debt outstanding during the comparable quarters increased $46.4 million this year primarily as a result of the additional Senior Notes issued in January, 2005 of $45.0 million.  We earned $0.3 million of interest on our cash and short term investments during the 2005 quarter.

Income taxes. The income tax provisions for the three months ended September 30, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes as well as adjustments to arrive at a higher full year expected tax rate.  As of September 30, 2005 and based on our projected income tax rate for the year ended December 31, 2005, we have utilized our net operating loss carry forwards of $7.3 million.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We have recorded a valuation allowance of $1.1 million and $1.4 million as of September 30, 2005 and December 31, 2004, respectively, against a capital loss carry forward deferred tax asset of an equal amount.  While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Nine months ended September 30, 2005 Compared to Nine months ended September 30, 2004 (Unaudited)

Sales.  Our consolidated net sales increased $95.0 million, or 22.6%, to $514.7 million for the nine months ended September 30, 2005 compared to $419.7 million for the nine months ended September 30, 2004.

•             Morgan’s net sales increased $49.2 million, or 21.1%, to $282.2 million for the nine months ended September 30, 2005 compared to $233.0 million for the nine months ended September 30, 2004.  Excluding Commercial Babcock, net sales increased $33.9 million or 14.6%.  The increase was due primarily to a 14.8% increase in the average unit price of a truck body over the same period last year.  Sales of commercial units that represented about 84% of Morgan’s truck body sales during the current period increased by 31.1% to $223.4 million from $184.5 million in 2004 on a 7.4% increase in commercial unit shipments.  Sales of consumer rental or fleet units decreased $3.6 million on a 21.3% decrease in unit shipments during 2005.

•             Morgan Olson’s net sales increased $1.6 million or 3.7% to $45.6 million for the nine months ended September 30, 2005 compared to $44.0 million for the nine months ended September 30, 2004.  Step van body sales decreased $2.2 million or 6.3% on a 20.0% decline in unit shipments.  Parts and service sales increased 43.8% or approximately $3.9 million to $12.8 million, due primarily to approximately $3.0 million of sales of Morgan parts resulting from the transfer of that business to Morgan Olson during the current period.

•             Truck Accessories’ net sales increased $22.1 million, or 22.8% to $119.1 million for the nine months ended September 30, 2005 compared to $97.0 million for the nine months ended September 30, 2004.  The increase was due primarily to the acquisition of Pace Edwards, which contributed $13.0 million to 2005 net sales.  Sales of caps and tonneaus, excluding Pace Edwards, increased by 9.3% or $9.0 million on a 1.9% increase in unit shipments.  Pickup truck sales in the United States and Canada increased 3.3% this year to approximately 2.4 million units.

•             Specialty Manufacturing’s net sales increased by $21.1 million, or 45.0%, to $68.0 million for the nine months ended September 30, 2005 compared to $46.9 million for the nine months ended September 30, 2004.  Excluding Federal Coach, net sales increased $7.5 million or 16.0% during the current period.  Sales to customers in the energy services business increased 25.9% to $20.9 million compared to $16.6 million during 2004.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $84.9 million, or 23.1%, to $453.4 million for the nine months ended September 30, 2005 compared to $368.5 million for the nine months ended September 30, 2004. Consolidated gross profit increased by $10.1 million, or 19.7%, to $61.3 million (11.9% of net sales) for the nine months ended September 30, 2005 compared to $51.2 million (12.2% of net sales) for the nine months ended September 30, 2004.

•             Morgan’s gross profit increased by $5.9 million, or 22.8%, to $31.7 million (11.2% of its net sales) for the nine months ended September 30, 2005 compared to $25.8 million (11.1% of its net sales) for the nine months ended September 30, 2004 as a result of higher sales.

•             Morgan Olson’s gross profit declined by $1.7 million, or 43.7%, to $2.2 million (4.8% of its net sales) for the nine months ended September 30, 2005 compared to $3.9 million (8.9% of its net sales) for the nine months ended September 30, 2004.  The decline in gross profit margins was due to reduced labor efficiencies and lower overhead absorption due to a 20.0% decrease in production volume.

•             Truck Accessories’ gross profit increased by $3.8 million, or 25.5%, to $18.5 million (15.5% of its net sales) for the nine months ended September 30, 2005 compared to $14.7 million (15.2% of its net sales) for the nine months ended September 30, 2004. The increase in gross profit was due to Pace Edwards, which added $4.2 million to Truck Accessories’ gross profit in 2005.  The slight decrease in gross profit, excluding Pace Edwards, was due primarily to increased raw material costs.

•             Specialty Manufacturing’s gross profit increased $2.1 million, or 31.0%, to $8.8 million (13.0% of its net sales) for the nine months ended September 30, 2005 compared to $6.7 million (14.4% of its net sales) for the nine months ended September 30, 2004.  Federal Coach represented $1.4 million of the increase in gross profit.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $7.6 million, or 25.6%, to $37.3 million   (7.2% of net sales) for the nine months ended September 30, 2005 compared to $29.7 million (7.1% of net sales) for the nine months ended September 30, 2004.

•             Morgan’s selling, general and administrative expenses increased $2.9 million, or 26.7%, to $14.0 million (5.0% of its net sales) for the nine months ended September 30, 2005 compared to $11.1 million (4.8% of its net sales) for the nine months ended September 30, 2004.  The increase was due to the addition of Commercial Babcock’s selling, general and administrative expenses of $1.8 million for the 2005 period and an increase in personnel and their related costs.

•             Morgan Olson’s selling, general and administrative expenses decreased by $0.8 million, or 20.9%, to $3.0 million (8.7% of its net sales) for the nine months ended September 30, 2005 compared to $3.8 million (8.7% of its net sales) for the nine months ended September 30, 2004, due primarily to a 41% reduction in administrative personnel and the related reduction in costs.

•             Truck Accessories’ selling, general and administrative expenses increased by $3.0 million, or 43.8%, to $9.9 million (8.3% of its net sales) for the nine months ended September 30, 2005 from $6.9 million (7.1% of its net sales) for the nine months ended September 30, 2004. Most of the increase was due to the incremental costs of Pace Edwards of $2.7 million.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $1.4 million, or 26.2%, to $6.7 million (9.8% of its net sales) for the nine months ended September 30, 2005 from $5.3 million (11.3% of its net sales) for the nine months ended September 30, 2004. The acquisition of Federal Coach added $1.0 million of incremental expenses.

•             Corporate selling, general and administrative expenses during the first nine months of 2005 increased $1.1 million or 42.3% to $3.7 million from $2.6 million for the nine months ended September 30, 2005 primarily as a result of additional personnel and related costs of approximately $0.5 million.

Loss on extinguishment of debt.  During 2004, we wrote-off deferred loan costs of $2.2 million as a result of the re-financing of our then outstanding debt.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $4.2 million, or 22.0%, to $23.6 million (4.6% of net sales) for the nine months ended September 30, 2005 from $19.3 million (4.6% of net sales) for the nine months ended September 30, 2004.

•             Morgan’s operating income increased by $2.9 million, or 19.6%, to $17.7 million (6.3% of its net sales) for the nine months ended September 30, 2005 compared to $14.8 million (6.3% of its net sales) for the nine months ended September 30, 2004.  Excluding Commercial Babcock, operating income increased by $2.2 million or 14.6% for the 2005 period.

•             Morgan Olson’s operating income decreased by $0.9 million to a $0.8 million operating loss for the nine months ended September 30, 2005 compared to operating income of $0.1 million for the nine months ended September 30, 2004.

•             Truck Accessories’ operating income increased by $0.4 million, or 5.1%, to $8.2 million (6.9% of its net sales) for the nine months ended September 30, 2005 compared to $7.8 million (8.1% of its net sales) for the nine months ended September 30, 2004.  Pace Edwards’ operating income was $1.4 million for the 2005 period.

•             Specialty Manufacturing’s operating income increased by $0.7 million, or 46.6%, to $2.2 million (3.2% of its net sales) for the nine months ended September 30, 2005, compared to $1.5 million (3.1% of its net sales) for the nine months ended September 30, 2004. Federal Coach’s operating income was $0.4 million for the 2005 period.

•             Corporate expenses increased $1.1 million to $3.7 million for the nine months ended September 30, 2005, compared to $4.8 million for the nine months ended September 30, 2004.  The loss on extinguishment of debt of $2.2 million in 2004 was included in corporate expenses for that period.

Interest expense.  Consolidated interest expense increased $3.0 million, or 28.5% to $13.6 million (2.6% of net sales) for the nine months ended September 30, 2005 compared to $10.6 million (2.5% of net sales) for the nine months ended September 30, 2004.  The increase was primarily as a result of a $56.1 million increase in average debt outstanding during the respective periods resulting primarily from the issue of an additional $45 million of Senior Notes during 2005.  We earned $1.0 million of interest on our cash and short term investments during the 2005 period.

Income taxes. The income tax provisions for the nine months ended September 30, 2005 and 2004 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Liquidity and Capital Resources

Working capital at September 30, 2005 was $121.1 million compared to $75.7 million at December 31, 2004. The increase was due primarily to the $45.0 million bond offering in the first quarter of 2005, the proceeds of which increased cash and short-term investments.  Average accounts receivable days sales outstanding at September 30, 2005 were approximately 33 , compared to 32 at September 30, 2004 and inventory turns at September 30, 2005 were approximately 11.5 compared to 13 at September 30, 2004.  Inventory turns declined due to the addition of Federal Coach this year.  Federal Coach’s inventory as of September 30, 2005 included approximately $5.7 million of vehicle chassis that remain in inventory for extended periods of time due to a four to six week production cycle.

Operating cash flows.  Operating activities during the nine months ended September 30, 2005 used cash of $0.5 million compared to generating cash of $1.0 million during the nine months ended September 2004. The decrease in net cash generated by operating activities was due primarily to an additional investment in working capital of $0.7 million this year.

Investing cash flows.  Net cash used in investing activities increased to $51.4 million for the nine months ended September 30, 2005 compared to $7.9 million for the nine months ended September 30, 2004.  The increase was due to a net investment in short-term investments of $30.3 million and the acquisition of Federal Coach for $12.3 million during the first nine months 2005.

Capital expenditures for the nine months ended September 30, 2005 were $8.9 million, which approximated last year and was comprised primarily of manufactured product molds of $1.7 million for Truck Accessories and production equipment of $3.5 million for Specialty Manufacturing.

Financing cash flows.  We generated $45.1 million of cash from financing activities for the nine months ended September 30, 2005 compared with $46.2 million for the nine months ended September 30, 2004.  During January 2005, we issued an additional $45.0 million in aggregate principal amount of 8.75% Senior Notes due 2014 at a 5% premium.  During the nine months ended September 30, 2004 we issued $155.0 million of 8.75% Senior Notes due 2014 and used the net proceeds to repay term and revolving debt of $112.9 million and pay accrued interest on the retired debt of $3.9 million.

Long-term debt.  On January 27, 2005, we completed an offer to sell an additional $45.0 million of our 8.75% Senior Notes due 2014 at a premium of 5% over par on the same terms as the original issue.  Net proceeds of approximately $46.4 million increased cash and short-term investments.  At September 30, 2005, the Consolidated Coverage Ratio, as defined in the indenture relating to our senior secured notes was 2.6 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and indenture.

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the nine months ended September 30, 2005.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

As of September 30, 2005, the Company had $200.0 million of 8.75% Senior Notes, long-term debt outstanding, with an estimated fair value of approximately $182.0 million based upon their traded value at September 30, 2005.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $10.9 million as of September 30, 2005.

Foreign Currency

Truck Accessories and Morgan have manufacturing plants in Canada, which generated revenues of approximately $35.2 million during the nine months ended September 30, 2005.  The functional currency of the Canadian operations is the Canadian Dollar.  The Company has not incurred any significant losses related to and does not currently employ risk management techniques to manage any potential exposure to foreign currency fluctuations

Management Change

Effective September 12, 2005 Stormy T.W. Hicks was appointed President and Chief Operating Officer of the Company and a member of the Board of Directors.  Previously, Mr. Hicks was the President of ITT Automotive’s Fluid Handling Division from 2001 to July, 2005 and prior to that he was the Vice President and General Manager of Eaton Aeroquip, Fluid Connectors/Industrial Plastics Division.  He holds a Bachelors degree from the U.S. Naval Academy, a Masters degree from Cornell University and a PhD from Wayne State University.

Effective October 17, 2005 Norbert Markert was appointed President and Chief Operating Officer of Morgan.  Mr. Markert was previously the President of Autoliv North America.  He holds a Bachelor’s degree from the University of Rochester, a Masters degree from the University of Michigan and a MBA from the University of Chicago.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3  Defaults upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6  Exhibits

10.11

Amendment No. 4 to Loan and Security Agreement dated April 25, 2005, among J.B. Poindexter 7 Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: November 14, 2005	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer