Form 10-K
period 2005-12-31
POINDEXTER J B & CO INC
filed 2006-03-31
CIK 918962

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-123598

J.B. POINDEXTER & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0312814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Louisiana

Suite 5400,

Houston, Texas 77002

(Address of principal executive offices)

(Zip Code)

(713)  655-9800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of each exchange which registered:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

☐ — Large accelerated filer       ☐ — Accelerated filer       ☒ — Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.00.

Documents incorporated by reference.  None

As of March 31, 2006, the registrant had 3,059 shares of common stock outstanding.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Table of contents

PART I

Item 1.	Business
Item 1a.	Risk Factors
Item 1b.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9a.	Controls and Procedures
Item 9b.	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

Item 1.                    Business

Overview

We operate primarily transportation-related manufacturing businesses.  Our operating subsidiaries are Morgan Corporation (“Morgan”), Morgan Olson Corporation (“Morgan Olson”), Truck Accessories Group, Inc., (“Truck Accessories”), EFP Corporation (“EFP”), MIC Group Inc., (“MIC Group”) and Federal Coach LLC., (“Federal Coach”).  Effective January 3, 2006 we acquired Eagle Specialty Vehicles, Inc. (“Eagle Coach”, f/k/a Kellerman Coach Inc.) that together with Federal Coach comprise the Specialty Vehicle Group.  The Specialty Vehicle Group, MIC Group and EFP comprise our Specialty Manufacturing Division (“Specialty Manufacturing”, f/k/a Specialty Manufacturing Group).

Unless the context otherwise requires, the “Company”, “we”, “our” or “us” refers to J.B. Poindexter & Co., Inc. (“JBPCO”) together with its consolidated subsidiaries. We are wholly-owned by John Poindexter.

During March 2004, we issued $125 million in aggregate principal amount of 8.75% senior notes due 2014 (“8.75% Notes”). With the proceeds of that offering we redeemed the $76 million in aggregate principle amount of the then outstanding 12.50% senior secured notes due 2007, paid accrued interest of approximately $4 million and repaid outstanding borrowings under our revolving credit facilities and other loans of approximately $37 million.  At the same time as the issuance of $125 million in aggregate principal amount of 8.75% Notes, we entered into a new $30 million revolving credit facility with a new lender. We currently have no borrowings outstanding under this revolving credit facility.  In May 2004 and January 2005, we issued an additional $30 million and $45 million, respectively, in aggregate principal amount of our 8.75% Notes, the proceeds from which increased our cash balances.  On June 6, 2005, we acquired 100% of the ownership interests in Federal Coach LLC, and subsequent to December 31, 2005 we acquired 100% of the stock of Eagle Coach and 100% of the stock of State Wide Aluminum, Inc.

We operate our business in four different segments: Morgan, Morgan Olson, Truck Accessories and Specialty Manufacturing. Please see footnote 3 of our financial statements included herein for a description of financial information by segments.

Morgan

We believe Morgan is the leading United States manufacturer of commercial truck bodies for medium duty trucks in terms of 2005 sales. Morgan generally manufactures products for medium duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with Morgan’s products are commonly used in a wide variety of applications, including general freight deliveries, moving and storage and distribution of refrigerated consumables. Morgan also offers service programs for its truck bodies.

Morgan reaches a broad base of customers in the United States and Canada through its sales force and its more than 180 authorized dealers and distributors. Its customers include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through nine manufacturing plants and seven service facilities in strategic locations throughout North America, Morgan can provide timely product delivery and service to its customers.

The principal products Morgan manufactures and sells are:

•             dry freight bodies that are typically fabricated with pre-painted aluminum or fiberglass-reinforced plywood panels, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements;

•             refrigerated van bodies fabricated with insulated aluminum or fiberglass-reinforced plywood panels that accommodate controlled temperature and refrigeration needs of end-users;

•             aluminum or fiberglass-reinforced plywood cutaway van bodies that are installed only on cutaway chassis and are available with or without access to the cargo area from the cab; and

•             stake bodies, which are flatbeds with various configurations of removable sides.

Morgan manufactures its products to customer specifications and installs its products on truck chassis supplied by its customers.

Customers and sales.  Morgan principally generates revenue through three sources:

•             sales of truck bodies to commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors (“Commercial” sales);

•             sales of truck bodies to consumer rental companies (“Consumer Rental” sales); and

•             sales of parts and service.

Morgan’s net sales constituted 51% of our consolidated net sales in 2003, 54% in 2004 and 54% in 2005.

Morgan makes sales of truck bodies through its sales force directly to large end-user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies, not including Consumer Rental sales, constituted 79% of Morgan’s net sales in 2003, 80% in 2004 and 86% in 2005.

Morgan has an independent authorized distributor network of 59 distributors nationwide. Most distributors sell a wide variety of trucks or related equipment to truck dealers and end-users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to more than 120 dealers in 2005.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Morgan makes these sales through a bid process and negotiation directly with these companies through its sales force. Primary Consumer Rental customers include Penske and Budget. Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the next year. These sales are seasonal, with substantially all product shipments occurring the first six months of the year. Consumer Rental sales tend to be the most volatile and price sensitive aspect of Morgan’s business, and depend on factors such as product mix and delivery schedules. Consumer Rental sales constituted 14% of Morgan’s net sales in 2003, 13% in 2004 and 9% in 2005.

Morgan’s two largest customers, Ryder and Penske, have, together, historically represented approximately 35% to 50% of Morgan’s total net sales. Each has been Morgan’s customer for approximately 20 years and we believe relations with each are good. Sales to these customers represented 22% of our consolidated net sales in 2003, 25% in 2004 and 24% in 2005.

Morgan offers limited service programs at its own service facilities and its authorized distributors. Service sales constituted 6% of Morgan’s net sales in 2003, 5% in 2004 and 3% in 2005.

Manufacturing and supplies.  Morgan operates manufacturing, body mounting and parts and service facilities in Arizona, California, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Morgan also has sales, service and body mounting facilities in Colorado, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. All of Morgan’s domestic manufacturing facilities are ISO 9000 certified.

Generally, Morgan engineers its products to the specifications of the customer. Typically, the customer places an order and arranges for a manufacturer to deliver a truck chassis to Morgan. Morgan monitors delivery schedules from chassis manufacturers to ensure it has appropriate levels of labor and materials to fulfill orders. Morgan manufactures and installs the body on the customer’s chassis. The customer or Morgan arranges for delivery of the completed truck. Morgan’s production cycle ranges from three to seven days for dry freight products and up to 28 days for more complex refrigerated products.

Because contracts for Consumer Rental sales are entered into in the summer or fall but production does not begin generally until the following January, Morgan has a significant backlog of Consumer Rental sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of commercial sales. Morgan’s backlog at December 31, 2005 was $94.7 million compared to $101.7 million at December 31, 2004. Morgan expects to complete all of the orders in its 2005 backlog during 2006.

Morgan provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on its business.

Morgan maintains an inventory of raw materials necessary to build truck bodies according to customers’ orders. Because Morgan usually manufactures its products to customer orders, it does not maintain substantial inventories of finished goods.

Morgan’s principal raw materials include aluminum, steel, fiberglass-reinforced plywood and hardwood. Morgan acquires raw materials from a variety of sources and has not experienced significant shortages of materials. There are a limited number of suppliers of fiberglass-reinforced plywood, an important truck body material. While Morgan has not experienced a disruption in supply, or a shortage, of fiberglass-reinforced plywood, such a disruption or shortage could occur in the future. Morgan may not be able to replace its existing supply of fiberglass-reinforced plywood on acceptable terms or at all. To manage its supply costs, Morgan sometimes enters into long-term supply contracts on principal materials to secure prices for up to one year if considered necessary.

Morgan’s customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to Morgan depends upon truck manufacturers’ production schedules. Although Morgan often can electronically monitor deliveries from chassis manufacturers and plan its operations accordingly, it cannot control delays or disruptions in deliveries. Delays or disruptions in chassis deliveries can disrupt Morgan’s operations and can increase its working capital requirements.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, which are affected by general economic conditions. Replacement of older vehicles in fleets represents an important revenue source with replacement cycles around six to seven years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases they deferred in prior years.

Competition.  The truck body manufacturing industry is highly competitive. Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation, and Utilimaster Corporation, some of whom may be larger and have more resources than Morgan. There are a large number of smaller manufacturers, who are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price. We believe customers value Morgan’s high quality products, competitive pricing and short delivery times.

Morgan Olson

Morgan Olson is one of the nation’s two largest manufacturers of step vans. Step vans are specialized vehicles designed for multiple stop delivery applications and they enable the driver of the vehicle to easily access the cargo area of the vehicle from inside the cab. Step vans are made to customer specifications for use in parcel, food, vending, uniform, linen and other delivery applications. Morgan Olson’s step van bodies are installed on International, Ford, Freightliner and Workhorse truck chassis in body sizes ranging from 11 to 30 feet. Morgan Olson is headquartered in Sturgis, Michigan, where it has manufacturing and parts distribution facilities.

Morgan Olson is aggressively seeking to grow its customer base through increased sales and marketing efforts and by producing higher quality, competitively-priced products with shorter delivery times. Morgan Olson has become more competitive in purchasing raw materials and reducing delivery times by leveraging Morgan’s purchasing power and supplier relationships.

Morgan Olson’s net sales constituted 8%, 12% and 9% of our consolidated net sales in 2003, 2004 and 2005, respectively.  Sales in 2003 were for the six month period subsequent to the acquisition of the business.

Customers and sales.  Customers purchase step vans through dealers and distributors and directly from Morgan Olson through its direct sales force. Three customers, the United States Postal Service, United Parcel Service of America, Inc. and FedEx, purchase the majority of step vans produced in the United States. Morgan Olson’s end-user customers include these three customers along with Frito-Lay, Inc., Bimbo Bakeries and ARAMARK Corporation. The preferences and purchasing decisions of these customers will dramatically affect the results of operations of Morgan Olson.

Morgan Olson also sells step van body service parts through its dealers and distributors and directly to customers. Morgan Olson is a major supplier of service parts for step vans manufactured by it for the United States Postal Service under an agreement of indefinite term that is reviewed annually. The United States Postal Service has the right to terminate the agreement for convenience at any time. We believe Morgan Olson’s relationship with the United States Postal Service is good. However, there can be no assurance that the parts supply agreement will continue at all or for any length of time.

Manufacturing and supplies.  Morgan Olson has ISO 9000 certified manufacturing facilities and parts distribution facilities in Sturgis, Michigan.

Generally, Morgan Olson manufactures its products to customer specifications. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver a truck chassis to Morgan Olson. Morgan Olson manufactures the complete truck body, including the installation of windows, doors, instrument panels, seating, wiring, painting and decal application. The customer then arranges for delivery of the completed truck.

At December 31, 2005, Morgan Olson’s total backlog was $9.3 million, compared to $8.1 million at December 31, 2004. We expect that Morgan Olson will fill all 2005 backlog orders in 2006.

Morgan Olson maintains an inventory of raw materials necessary to build step van bodies. Because Morgan Olson manufactures its products to customer orders, it does not maintain substantial inventories of finished goods.

Principal raw materials include steel and aluminum. Raw materials are acquired from a variety of sources and we believe that Morgan Olson has not experienced significant shortages of materials. Morgan Olson has taken advantage of combined purchasing power with Morgan thereby generating savings on raw materials common to both businesses.

Morgan Olson’s customers purchase their truck chassis from major truck manufacturing companies. The delivery of a chassis to Morgan Olson depends upon truck manufacturers’ production schedules, which are beyond Morgan Olson’s control. Delays in chassis deliveries can disrupt Morgan Olson’s operations and can increase its working capital requirements.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles, which are affected by general economic conditions. Because of the concentration of customers in the industry, the demand for delivery vehicles can be significantly influenced by the requirements of the United States Postal Service, FedEx and United Parcel Service. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying, depending on vehicle types and usage. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases that were deferred in prior years.

Competition.  The step van body manufacturing industry is highly competitive. Morgan Olson competes with one other major manufacturer of step van bodies, Utilimaster, which is larger and may have more resources than Morgan Olson. Competitive factors in the industry include product quality, delivery time, warranty terms, service and price.

Truck Accessories

We believe Truck Accessories is the leading manufacturer of pickup truck caps and tonneaus in terms of United States and Canadian combined market share. Truck Accessories markets its products under the brand names Leer, Raider, LoRider, Century, BoxTop and Pace Edwards.

Caps and tonneaus enclose the beds of pickup trucks, transforming them into secure weatherproof storage areas. Truck Accessories’ truck caps and tonneaus offer customers a variety of designs and features, allowing them to customize the look and utility of their pickup trucks. Truck Accessories offers caps and tonneaus in multiple and distinctive styles with numerous features. Truck Accessories offers three product lines, ranging from standard to premium, differentiated by features, styling and brand name.  Pace Edwards offers a hard tonneau cover that can be mechanically retracted into a storage area behind the pickup cab.

Features include cap shape and design, color and finish, window configurations, roof racks, glass tint, trim, and interior features such as lighting, carpeting and special gear storage options. Caps and tonneaus can be designed to target specific customers. For example, Leer offers lifestyle equipped caps and tonneaus for hunters, fishermen and outdoors enthusiasts, which are styled and designed, through gear storage features and product appearance, to appeal to these customers. Through Truck Accessories’ multiple lines of caps and tonneaus, each with numerous features and options, we believe Truck Accessories is an industry leader in product innovation and style.

Truck Accessories’ net sales constituted 28% of our consolidated net sales in 2003, 23% in 2004 and 23% in 2005.

Customers and sales.  Most of Truck Accessories’ products are purchased by individuals through independent dealers. Truck Accessories sells its products to dealers through its sales force. Truck Accessories’ network of more than 1,270 independent dealers provides a national network through which its products are marketed on a non-exclusive basis to individuals, small businesses and fleet operators. Truck Accessories operates two retail stores that distribute a wide array of truck accessories manufactured by a number of other companies and Truck Accessories products.

Truck Accessories also manufactures and sells its products in Canada. In 2005, foreign sales (primarily in Canada) represented approximately 11% of Truck Accessories net sales and 3% of our consolidated net sales.

Manufacturing and supplies.  Truck Accessories designs and manufactures caps and tonneaus in six manufacturing facilities located in California, Indiana, Pennsylvania, Washington and Saskatchewan, Canada. Typical product delivery times range from one to two weeks from the time of the order. Truck Accessories operates a fleet of trucks and trailers to deliver its products to its dealers.

Truck Accessories obtains raw materials and components from a variety of sources. The most important raw materials and components include resin, fiberglass, paint, locks, windows and doors. Truck Accessories has not experienced significant shortages of materials. Truck Accessories purchases windows for caps from two main suppliers, and effective March 17, 2006, acquired State Wide Aluminum, one of these suppliers.  Although the loss of the remaining independent supplier would disrupt production activities until internal production is increased, we do not believe that such loss would have a material adverse effect on us.  Truck Accessories has committed to purchase principally all of its paint requirements through 2008 from one supplier at favorable price terms.  Truck Accessories has maintained a stable supply of materials and components on favorable terms, as a result of its size and purchasing power.

Truck Accessories’ products are typically manufactured upon receipt of an order from the dealer and, consequently, its backlog represents between one and two weeks production. Truck Accessories’ backlog was $4.0 million at December 31, 2005 compared to $4.5 million at December 31, 2004.

Industry.  Sales of caps and tonneaus correspond to the level of new pickup truck sales. In 2005, we estimate that 18% to 20% of new pickup trucks were equipped with caps and tonneaus. Based on Truck Accessories’ market share in the United States and Canada of approximately 39%, we estimate that approximately 8% of new pickup trucks are equipped with Truck Accessories’ caps and tonneaus. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs will directly influence Truck Accessories’ business. Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

Competition.  The pickup truck cap and tonneau industry is highly competitive. Truck Accessories competes with one other national competitor, A.R.E., Inc., and a number of smaller companies that are regionally focused. Competitive factors include design, features, delivery times, product availability, warranty terms, quality and price. Based on the number of products and features it offers, and its ability to quickly supply product for newly introduced pickup truck models, we believe Truck Accessories is the industry leader in design and accessory options.

Specialty Manufacturing

Specialty Manufacturing is comprised of Specialty Vehicle Group, MIC Group and EFP. Specialty Vehicle Group’s sales were exclusively the sales of Federal Coach which in turn represented approximately 24% of Specialty Manufacturing’s net sales in 2005 for the six month period after Federal Coach’s acquisition.  Specialty Vehicle Group is now comprised of Federal Coach, acquired June 6, 2005, and Eagle Coach, acquired January 2, 2006, and it mainly manufactures funeral coaches that serve approximately 40% of the domestic funeral coach market.  Specialty Vehicle Group also manufactures limousines and specialized transit buses.  MIC Group represents approximately 46% of Specialty Manufacturing’s net sales and provides contract manufacturing services for customers requiring precision metal parts and machining and casting services. EFP represents approximately 30% of Specialty Manufacturing’s net sales and manufactures and sells expandable foam plastics engineered to customer specifications for use by the automotive, electronics, construction, recreational vehicle and appliance industries as packaging, shock absorbing, insulating, material handling and structural component products. Specialty Manufacturing’s sales made up 13% of our consolidated net sales in 2003, 11% in 2004 and 14% in 2005.

Products.   Specialty Vehicle Group manufactures a full line of funeral coaches, family cars, limousines and specialized buses.  Family cars are modified limousines for use in funerals.

MIC Group is a contract manufacturer that produces precision metal parts used in energy exploration and production, aerospace and other industries and performs machining and casting services for manufacturers of metal parts and components.

EFP manufactures and sells material handling products including shock-absorbing packaging material, reusable trays and containers that are used for transporting components to or from a customer’s manufacturing facility, and components used in automobile and recreational vehicle applications and other applications including a proprietary line of its StyroCast® foam foundry patterns used by foundries in the “lost foam” or evaporative metal casting process.

Customers and sales.  Specialty Vehicle Group manufactures and sells its full line of funeral coaches, limousines and specialized buses to its end users, such as livery companies, and approximately 28 authorized dealers.  Its largest customer represented approximately 4% of the total net sales of Specialty Manufacturing in 2005.

MIC Group sells products to international oilfield service companies and a variety of businesses in various industries. One oilfield service customer represented approximately 15% of the total sales of Specialty Manufacturing in 2003, 18% in 2004 and 15% in 2005.

EFP’s customer base includes various companies that require special packaging materials for their products, as well as servicing particular needs of companies in the automotive industry.  One particular customer represented approximately 5% of the total sales of Specialty Manufacturing in 2003, 7% in 2004 and 3% in 2005.

We consider relations with Specialty Manufacturing’s customers to be good.

Manufacturing and supplies.  Specialty Manufacturing’s operations are located in Alabama, Arkansas, Indiana, Ohio, Tennessee, Texas and Wisconsin. Its facilities in Alabama, Indiana and Texas are ISO 9000 certified and its facility in Wisconsin is QS 9000 certified.

Specialty Vehicle Group engineers its product to its own specifications as well as those of chassis manufacturer in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a truck chassis or a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and will modify it to its specifications.  Bus bodies are built on the chassis, funeral coaches and limousines are manufactured from the modified sedan by removing the contents, lengthening the body and building the required vehicle.  The production process typically takes between four to six weeks.  Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical based products (paints, plastics, sealants and lubricants) and participates in the paint supply contract negotiated by Truck Accessories.

MIC Group performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning, gun drilling and investment casting. MIC Group utilizes ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

EFP’s products are manufactured from a wide variety of materials including expandable polystyrene, polypropylene, polyethylene and resins which are subject to cost fluctuations based on changes to the price of oil in the international markets.

Specialty Manufacturing’s backlog at December 31, 2005 was $35.7 million compared to $12.6 million at December 31, 2004.  Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry.  Specialty Vehicle Group’s funeral products are used by funeral operators, and sales generally increase with the introduction of new models by the OEM.  The VIP limousines and small to medium sized buses are purchased by livery companies, churches and small tour bus operators whose businesses are influenced by the general economy.

MIC Group’s services are particularly demanded by companies involved in oil and gas exploration. The demand for equipment and services supplied to the oilfield service industry and, in turn, sales of related manufactured parts are directly correlated to the level of worldwide oil and gas drilling activity.

The majority of EFP’s products are manufactured for use by other industries; economic conditions that affect those other industries will generally affect its operations.

In particular, growth or a downturn in the general economy, specifically the entertainment, automotive, electronics, furniture or appliance industries generally would have a corresponding effect on Specialty Manufacturing’s business.

Competition.  Specialty Vehicles competes with one other major manufacturer of funeral coaches and with a number of other businesses engaged in the manufacture of limousines and passenger shuttle/executive buses.

MIC Group competes with a large number of other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration, aerospace and general industries.

EFP competes with a large number of other molded, expandable plastic producers. Some of its competitors may be larger and have more resources.

Price, delivery times, technological know-how, design and capacity are the primary competitive factors in Specialty Manufacturing’s industries.

Trademarks and patents

We own rights to certain presentations of Truck Accessories’ Leer brand name, which we believe are valuable because we believe that Leer is recognized as being a leading brand name.  We own rights to the Federal Coach name.  We also own rights to certain other trademarks and trade names, including certain presentations of Morgan’s name. Although these and other trademarks and trade names used by us help customers differentiate our product lines from those of competitors, we believe that the trademarks or trade names themselves are less important to customers than the quality of the products and services. Our subsidiaries, principally Morgan, EFP and Eagle Coach, hold, directly or indirectly through subsidiaries, patents on certain products and components used in the manufacturing processes. We do not believe that the loss of any one patent would have a material adverse effect on us.

Employees

At December 31, 2005, we had approximately 4,000 full-time employees and an average of 3,600 full time employees throughout the year. Personnel are unionized in EFP’s Decatur, Alabama facility (covering approximately 60 persons, with a contract expiring in August 2006) and Truck Accessories’ Raider Industries facilities in Canada (covering approximately 214 persons, with a contract that expires in April 2008). We believe that relations with our employees are good.

Environmental matters

Our operations are subject to a variety of federal, state and local environmental, and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”) impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and, persons who dispose of wastes at, or transport wastes to, such sites. Some of our operations also require permits which may restrict our activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, we generate non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying minor fines, none of which individually or in the aggregate has had a material adverse effect on us.   Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  However, we expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards. Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required, for example, to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the our business and financial condition.

Morgan Olson’s two manufacturing sites in Sturgis, Michigan overlie, or are in close proximity to, a regional plume of volatile organic compound groundwater contamination. Available information indicates that one of the sites was a likely source of part of the groundwater contamination, and that groundwater contamination is present under the second site. In August 2003, Morgan Olson submitted applications for Baseline Environmental Assessments for each site to the Michigan Department of Environmental Quality (“MDEQ”). In October 2003, the MDEQ accepted these applications and granted to it a liability exemption for any pre-acquisition releases of volatile organic compounds from these sites that may have contributed to the regional groundwater contamination subject to certain conditions, including an agreement not to use chlorinated solvents and to implement certain engineering controls to minimize future releases at the sites. Based on the granting of the liability exemption, Morgan Olson does not believe that it has any responsibility for the investigation or remediation of the regional groundwater contamination. However, the exemption does not apply to other applicable laws or regulations, and there can be no guarantee that newly discovered conditions or future activities at the sites will not result in significant costs.

In June 2005, Morgan Olson was notified by the MDEQ that it had failed to file certain reports related to its air permit, wastewater discharge, and chemical inventory.  Morgan Olson is in discussions with MDEQ to correct and settle these alleged violations.  At this point it is not known if the MDEQ will take enforcement action against it, and the financial impact of such an enforcement action, if any, cannot be estimated. The ultimate financial impact is not expected to be material, however.

In July 2005, Morgan notified the United States Environmental Protection Agency (“USEPA”) that it had failed to file certain reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated there under.  All necessary reports were subsequently completed and filed with the USEPA.  At this point Morgan does not know if the USEPA will take enforcement action against it, and the financial impact of such an enforcement action, if any, cannot be estimated but could be material.

In January 2006, EFP Corporation was notified by the Tennessee Department of Environment and Conservation (“TN DEC”) that a penalty was being assessed related to an inspection in January 2005 that indicated it had failed to maintain proper records and to file a report related to its air permit.  EFP immediately updated its records and confirmed the report filing and are in discussions with TN DEC to settle these alleged violations.  The proposed penalty is $6,000 and is not considered material.

Reports to Security Holders

Since all of the Company’s equity securities are privately held, the Company is not required by the SEC’s proxy rules or regulations, or stock exchange requirements, to send an annual report to security holders. Nonetheless, the Company will send to each security holder annually a copy of its Annual Report on Form 10-K and quarterly a copy of each Quarterly Report on Form 10-Q.

Item 1A.                 Risk Factors

An investment in our securities is subject to a number of risks. You should carefully consider the following risk factors in evaluating this investment. Any of the following risks, as well as other risks and uncertainties that we do not know about now or that we do not think are important, could seriously harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment.

Our businesses are highly cyclical. An economic downturn could adversely affect our ability to generate cash and make required payments on our debt.

Our business depends on various factors that are particularly sensitive to general economic conditions, including:

• corporate profitability;

• interest rates;

• fuel costs;

• consumer preferences;

• consumer spending patterns;

• sales of truck chassis and new pickup trucks; and

• levels of oil and gas exploration activity.

In addition, we sell our products to customers in inherently cyclical industries, such as the trucking industry and the energy services industry, which experience significant downturns which could result in lower demand for our products. As a result of an economic recession and adverse conditions in the trucking and energy services industries, we experienced substantially lower sales in our Morgan segment during 2001 and 2002 that rebounded in 2003. We experienced substantially lower sales in our Specialty Manufacturing segment in 2002, which did not rebound until 2004. As a result of these conditions, we did not project to have enough cash to be able to pay the holders of our unsecured senior notes, initially issued by us in 1994, when they were due to mature in 2004. We therefore exchanged these unsecured notes for certain secured notes in June 2003 and extended the maturity to 2007. These secured notes were subsequently redeemed by us in March 2004. Another prolonged economic downturn or recession would result in a significant decrease in our sales and would materially and adversely affect our operating cash flows and our ability to make required payments on our debt.

Demand for our truck body products depends largely on the replacement cycle of delivery trucks.

Morgan and Morgan Olson produce and sell truck bodies for new delivery trucks, primarily in the general freight, moving and storage, parcel delivery and distribution industries. Demand for these products is driven by customers deciding to replace older vehicles in their delivery truck fleets. These customers often decide to postpone their purchases of new delivery trucks during economic downturns. During the most recent economic downturn, Morgan’s sales decreased substantially, as a result of lower demand from its truck dealer, truck leasing and truck fleet customers.

If economic conditions or other factors, including longer useful lives of delivery trucks, cause our customers to reduce their capital expenditures and decrease investments in their delivery truck fleets, our sales would be materially and adversely affected. As a result, our ability to generate cash and make required payments on our debt would be materially and adversely affected.

The cyclicality of pickup truck sales could cause a decline in Truck Accessories’ sales.

Truck Accessories’ sales depend highly on the sales of new pickup trucks in North America. A decline in pickup truck sales would likely cause a decline in Truck Accessories’ sales, which would materially and adversely affect our ability to generate cash and make required payments on our debt. The automotive industry and sales of pickup trucks are characterized by periodic fluctuations in demand for vehicles due to, among other things, changes in general economic conditions, interest rates, fuel costs, new model introductions, consumer spending levels and consumer preferences. These fluctuations generally result in corresponding fluctuations in demand for Truck Accessories’ products.

We have a substantial amount of debt outstanding and can incur more debt, which could hurt our future prospects, limit cash flow available from our operations and prevent us from fulfilling our obligations under the 8.75% Notes and our other debt obligations.

We are significantly leveraged and will continue to be significantly leveraged. We had $9.7 million of stockholder's equity at December 31, 2005 compared to $4.6 million at December 31, 2004. Of our debt, $3.4 million is secured indebtedness and capital lease obligations. In addition, we had $29.7 million of secured debt available to borrow under our revolving credit facility. We and our subsidiaries may be able to incur substantially more debt in the future.

We may not be able to compete favorably in our industries.

We face direct competition in each of our product lines. Some competitors may have greater financial and other resources than we have. We face competition from existing competitors with entrenched positions and could face competition from new competitors. Changes in the nature of our industries and our business could bring competition from different sources. We could face competition in our truck body business from competitors producing truck bodies constructed from materials other than fiberglass-reinforced plywood or aluminum. Pickup truck manufacturers could determine to produce their own truck caps and tonneaus in competition with us.

Although we face a small number of competitors in some of our businesses, we face significant competition in these areas. The principal competitive factors include price, quality, delivery terms, service, production capacity, technological know-how, product design and innovation. We may not be able to compete successfully in our industries. Increased competition may have a material adverse effect on our business, cash flows and ability to make required payments on our debt by reducing our sales or margins.

Most of our businesses rely on a small number of customers, the loss of any of which could have a material adverse effect on us.

Most of our businesses rely on a small number of customers to generate significant revenues.

• Morgan’s two largest customers, Penske and Ryder, together accounted for 41% of Morgan’s net sales in 2003, 46% in 2004 and 47% in 2005 and accounted for 22% of our consolidated net sales during 2003, 25% in 2004 and 24% in 2005.

• One customer accounted for 15% of Specialty Manufacturing’s net sales during 2003, 18% in 2004 and 15% in 2005.

• Our top ten customers accounted for 34% of our consolidated net sales in 2003, 40% in 2004 and 35% in 2005.

Because of the relative importance of a few large customers and the high degree of concentration in the industries we serve, we are subject to a high degree of risk. We may not be able to maintain these customer relationships or maintain our historical levels of sales to these customers. Because of the size and importance of these customers, these customers may be able to exert pressure on us to lower our prices, which may reduce our margins and operating cash flow. If one of these customers were to experience financial difficulties, our ability to collect receivables from it or generate new sales to it would be materially and adversely affected. The loss of, or significant reduction of business from, any of these customers would have a material adverse effect on our ability to generate cash and make required payments on our debt.

Disruptions in delivery of truck chassis to us could impact the profitability of our business.

Morgan and Morgan Olson mount their truck bodies on truck chassis delivered from truck chassis manufacturers. If truck chassis manufacturers experience disruptions in their businesses, Morgan and Morgan Olson may be unable to sell or deliver their products. Several of the largest manufacturers of truck chassis have unionized work forces. Work stoppages or slowdowns experienced by the large truck manufacturers that supply truck chassis could result in delays or slowdowns in our ability to deliver products to our customers. As a result, our sales, operating cash flows and ability to make required payments on our debt could be materially and adversely affected.

Environmental and health and safety liabilities and requirements could require us to incur material costs.

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”) impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and, persons who dispose of wastes at, or transport wastes to, such sites.

From time to time, we have received notices of noncompliance with respect to our operations, which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and the payment of minor fines. We have from time to time been identified as a potentially responsible party, or a PRP, at various Superfund sites, which, based on available information, we do not expect to result in material liability. However, new environmental requirements or more aggressive enforcement of existing ones or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, operating cash flows and our ability to make required payments on our debt.

For a description of current environmental issues, see “Item 1.   Business — Environmental Matters”

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We face an inherent risk of exposure to product liability claims if the use of our current and formerly manufactured products result, or are alleged to result, in personal injury and/or property damage. If we manufacture a defective product, we may experience material product liability losses in the future. In addition, we may incur significant costs to defend product liability claims. We could also incur damages and significant costs in correcting any defects, lose sales and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for any liabilities we could incur and may not continue to be available on terms acceptable to us.

We are also subject to product warranty claims in the ordinary course of our business. If we produce poor quality products or receive defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. These costs could have a material adverse effect on our business, operating cash flows and ability to make required payments on our debt.

We depend on the services of key management personnel, the loss of whom would materially harm us.

Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel, including those of John Poindexter, our Chairman of the Board and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business. We do not maintain key-man life insurance policies on any of our executives.

We may be unable to realize our business strategy of improving operating performance and generating savings.

We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives would have a material adverse effect on our business. We may decide to make significant capital and related expenditures in an effort to streamline our operations, including combining some of our operations at existing facilities. We may not be able to successfully implement or realize the expected benefits of any of these initiatives. We also may not be able to sustain improvements made to date. We may decide to alter or discontinue some aspects of our strategy and may adopt alternative or additional strategies, which may not be in the best interests of our note holders.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

Our business strategy includes growing through strategic acquisitions of other businesses with complementary products, manufacturing capabilities or geographic markets. If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating future acquisitions, we could incur unanticipated expenses and losses.

We must successfully integrate acquired businesses into our operations to take advantage of projected benefits from those acquired businesses. The integration of future acquisitions into our operations could result in operating difficulties and divert management and financial resources that would otherwise be available for the development and maintenance of our existing operations. Our ability to make future acquisitions may be constrained by our ability to obtain additional financing and by the provisions of the indenture governing our outstanding 8.75% Notes and by the terms of our revolving credit facility.

Acquisitions may involve a number of special risks, including:

• unexpected losses of key employees or customers of the acquired business;

• conforming the standards, processes, procedures and controls of the acquired businesses with those of our existing operations;

• coordinating our product and process development;

• hiring additional management and critical personnel; and

• increasing the scope, geographic diversity and complexity of our operations.

Future acquisitions could result in our incurrence of additional debt and contingent liabilities, including environmental, tax, pension or other liabilities. These liabilities could have a material adverse effect on our business, our ability to generate cash and ability to make required payments on our debt.

If we are unable to meet future capital requirements, our competitive position may be adversely affected.

As a manufacturer, we are required to expend significant amounts of capital for engineering, development, tooling and other costs. Generally we seek to recover these costs through pricing over time, but we may be unsuccessful due to competitive pressures and other market constraints. We expect to fund capital expenditures through operating cash flows, borrowings under our revolving credit facility or other sources of borrowing such as capital leases. We may not have adequate funds or borrowing availability to make all the necessary capital expenditures. We may be required to expend more than we anticipated on necessary capital expenditures. If we are unable to make necessary capital expenditures, our business and our competitive position will be materially and adversely affected.

 As a privately-held company, we are subject to less stringent corporate governance requirements than a company with public equity. This provides less protection to our investors.

While we are subject to certain requirements of the Sarbanes-Oxley Act of 2002, we will not be subject to many of its provisions, including rules requiring us to have independent directors or an audit committee composed of independent directors. Three of our four directors, John Poindexter, Stormy Hicks, our President and Stephen Magee, the chairman of the Audit Committee of our board of directors, are not independent. We will not be subject to the same corporate governance standards as a company with public equity or a company listed on a national exchange and our security holders will not have the protections provided by having independent directors or audit committee members.

Item 1B.                 Unresolved Staff Comments

None

Item 2.                    Properties

We own or lease the following manufacturing, office and sales facilities as of December 31, 2005:

Location	Principal use	Approximate square feet	Owned or leased	Lease expiration

Morgan:
Ehrenberg, Arizona	Manufacturing	125,000	Owned	—
Riverside, California	Manufacturing/service	77,000	Leased	2008
Atlanta, Georgia	Parts & service	20,000	Leased	2007
Rydal, Georgia	Manufacturing	85,000	Owned	—
Ephrata, Pennsylvania	Manufacturing	50,000	Owned	—
New Morgan, Pennsylvania	Manufacturing	62,900	Leased	2006
Morgantown, Pennsylvania	Manufacturing/service	261,500	Owned	—
Morgantown, Pennsylvania	Office/warehouse	110,000	Leased	2009
Corsicana, Texas	Manufacturing/service	60,000	Owned	—
Janesville, Wisconsin	Manufacturing/service	166,000	Leased	2010
Denver, Colorado	Parts & service	15,000	Leased	2007
Lakeland, Florida	Parts & service	47,000	Leased	2010
Brampton, Ontario, Canada	Office & manufacturing	41,000	Leased	2009

Morgan Olson:
Sturgis, Michigan	Office, manufacturing and parts & services	380,255	Owned	—

Truck Accessories:
Woodland, California	Manufacturing	65,000	Leased	2006
Elkhart, Indiana	Office & research	23,500	Owned	—
Elkhart, Indiana	Manufacturing	132,500	Leased	2006
Elkhart, Indiana	Office & manufacturing	80,000	Owned	—
Milton, Pennsylvania	Manufacturing/retail	105,000	Leased	2006
Moose Jaw, Saskatchewan, Canada	Manufacturing	89,300	Leased	2007
Clackamas, Oregon	Retail	10,000	Leased	2008
Centralia, Washington	Manufacturing	45,950	Owned	—

Specialty Manufacturing:
Amelia, Ohio*	Office & manufacturing	44,250	Leased	2016
Brenham, Texas	Office & manufacturing	105,000	Owned	—
Decatur, Alabama	Manufacturing	175,000	Leased	2006
Elkhart, Indiana	Office & manufacturing	211,600	Owned	—
Fort Smith, Arkansas	Office & manufacturing	170,000	Leased	2015
Gordonsville, Tennessee	Manufacturing	40,000	Leased	2007
Milwaukee, Wisconsin	Office & manufacturing	70,000	Leased	2010
Nashville, Tennessee	Manufacturing	40,900	Leased	2006
Elkhart, Indiana**	Manufacturing	141,000	Leased	2011

We believe that our facilities are adequate for our current needs and are capable of being utilized at higher capacities to supply increased demand, if necessary.

*Acquired January 3, 2006   **Acquired March 17, 2006

Item 3.            Legal Proceedings

We are involved in various lawsuits, which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of these lawsuits will not have a material adverse effect on us.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the twelve months ended December 31, 2005 covered by this report.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of March 23, 2006, John Poindexter owned all of the registrant’s issues and outstanding common equity.  During the last three fiscal years, the Company paid no cash dividends.

The indenture regarding the 8.75% Notes, dated as of March 15, 2004 and the Revolving Credit Facility, as amended and dated as of March 15, 2004 with LaSalle Bank National Association, restrict the Company’s ability to pay dividends on its common equity.

The Company has no securities authorized for issuance under equity compensation plans.

Item 6.                    Selected Financial Data

The following table sets forth our selected consolidated historical financial data for each of the five years in the period ended December 31, 2005. We derived the selected consolidated financial data as of December 31, 2001, 2002, 2003, 2004 and 2005 and for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 from our consolidated financial statements.  The following selected consolidated financial data as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003, have been derived from our consolidated audited financial statements included elsewhere in this Form 10-K.  The selected consolidated financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 have been derived from our consolidated financial statements not included or incorporated by reference in this Form 10-K. The historical results presented are not necessarily indicative of future results and you should read this financial data in conjunction with the section in this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

Year ended December 31,
(Dollars in millions)	2001	2002	2003	2004	2005
Operating data:
Net sales	$351.3	$320.5	$435.5	$584.9	$668.1
Cost of sales	296.4	277.9	373.8	513.4	593.1
Selling, general and administrative expense	36.2	37.4	36.9	40.6	50.0
Refinancing costs	—	—	0.8	—	—
Loss (gain) on extinguishment of debt	—	—	(0.4)	2.4	—
Closed and excess facility costs	0.1	0.3	—	—	0.4
Other expense (income)	(0.3)	(0.9)	—	(0.4)	0.1
Operating income	18.9	5.8	24.4	28.9	24.5
Interest expense	13.0	12.4	12.4	14.5	18.5
Interest income	—	—	—	0.1	1.7
Income tax provision (benefit)	3.3	(1.1)	2.7	4.1	2.6
Income (loss) before discontinued operations	2.6	(5.5)	9.3	10.4	5.1
Loss from discontinued operations	(4.8)	(6.6)	(0.2)	(0.5)	—
Net income (loss)	$(2.2)	$(12.1)	$9.1	$9.9	$5.1
Ratio of earnings to fixed charges(a)	1.4	x	—	(b)	1.8	x	1.9	x	1.4	x

Other Data:
EBITDA(c)	$29.6	$15.2	$36.6	$46.4	$37.9
Consolidated Coverage Ratio (d)	2.3	1.3	3.0	3.2	2.1

Balance sheet data (at period end):
Working capital	$18.5	$6.6	$14.9	$75.8	$114.9
Total assets	119.4	114.0	146.9	217.5	273.2
Total debt	97.4	103.0	107.8	158.4	205.4
Stockholder’s equity (capital deficiency)	$(5.9)	$(18.0)	$(5.4)	$4.6	$9.7

(a)            For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) plus income taxes and fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance costs and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor.

(b)           Earnings were insufficient to cover fixed charges by $6.9 million for 2002.

(c)            “EBITDA” is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization and other non-cash items for those operations defined as restricted subsidiaries in the indenture pertaining to the 8.75% Notes.  EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company’s operating performance.  The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company’s operating cash flow and historical ability to service its indebtedness.   The following are the components of the Company’s EBITDA:

	Year ended December 31,
(Dollars in millions)	2001	2002	2003	2004	2005
Income (loss) before extraordinary items and discontinued operations	$2.6	$(5.5)	$9.3	$10.4	$5.1
Income tax provision (benefit)	3.3	(1.1)	2.7	4.1	2.6
Interest expense	13.0	12.4	12.4	14.5	18.5
Depreciation and amortization	10.6	9.1	9.2	9.5	10.4
Non-cash charges (income)	0.1	0.3	(0.4)	2.4	0.4
Pro forma effect of acquisitions	—	—	3.4	5.5	0.9
	$29.6	$15.2	$36.6	$46.4	$37.9

(d)           “Consolidated Coverage Ratio” is the ratio of EBITDA to interest expense of the Company and its subsidiaries that guarantee the 8.75% Notes.  It is used in the Indenture to limit the amount of indebtedness that the Company may incur.  All the Company’s subsidiaries are restricted under the terms of the indenture and guarantee the 8.75% Notes.

Item 7.                                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We have four operating segments:

•             Morgan, which manufactures and sells truck bodies;

•             Morgan Olson, which manufactures and sells step van bodies;

•             Truck Accessories, which manufactures and sells pickup truck caps and tonneau covers ; and

•             Specialty Manufacturing, which manufactures specialty vehicles through its Specialty Vehicle Group, primarily funeral coaches, limousines and specialized buses, provides contract manufacturing services and manufactures expandable foam products for packaging and other applications.

Factors influencing results of operations.  Demand for our products is highly cyclical and our results of operations are affected by general economic conditions and conditions specific to the industries in which we and our customers operate.

Morgan’s and Morgan Olson’s sales depend on the replacement cycle for delivery trucks and step vans primarily in the general freight, moving and storage, parcel delivery and distribution industries. We estimate that customers typically replace delivery trucks every six to seven years. However, the replacement cycle is directly impacted by general economic conditions in the United States. In a weaker economy, our customers will often defer purchases of new delivery trucks or retire old delivery trucks without replacement. In the early stages of a stronger economy, customers typically replace delivery trucks at a faster than normal rate, making purchases that were deferred in prior years. We expect general economic conditions to cause significant variability in Morgan’s and Morgan Olson’s future results of operations and we cannot predict the impact of that variability on our operations.

Some of Morgan’s sales are also seasonal. Approximately 24% of Morgan’s unit sales are to companies that rent trucks on a short-term basis to consumers.  The substantial majority of these Consumer Rental sales are made during the first half of each calendar year.

Truck Accessories’ sales are directly related to sales of new pickup trucks. Pickup truck sales are cyclical and depend on general economic conditions and factors that affect the automotive industry, such as consumer preferences, fuel costs, consumer spending levels, new model introductions and interest rates. General economic conditions and the above factors have in the past caused variability in Truck Accessories’ results of operations. We expect these factors will cause variability in the future, although we cannot predict the extent of such variability.

Specialty Manufacturing’s sales of funeral coaches and related limousines are influenced by new product introductions by the major U.S. car manufacturers.  Delays in the introduction of a new model can result in a delay in the ordering new funeral vehicles by the end user.

The following table shows our net sales, operating income and operating income as a percentage of net sales for each segment for the years ended December 31, 2003, 2004 and 2005.

	Year ended December 31,
(Dollars in millions)	2003	2004	2005
Net Sales
Morgan	$223.2	$315.5	$358.2
Morgan Olson	34.6	71.0	60.8
Truck Accessories	122.8	135.4	153.7
Specialty Manufacturing	54.9	64.3	95.7
Eliminations	—	(1.3)	(0.3)
Consolidated	$435.5	$584.9	$668.1
Operating Income (Loss)
Morgan	$16.0	$19.6	20.7
Morgan Olson	0.8	1.9	(1.9)
Truck Accessories	9.4	10.5	8.3
Specialty Manufacturing	1.8	2.8	2.5
JBPCO (Corporate)	(3.6)	(5.9)	(5.1)
Consolidated	$24.4	$28.9	$24.5
Operating Margin Percentage
Morgan	7.2%	6.2%	5.8%
Morgan Olson	2.3%	2.7%	(3.1)%
Truck Accessories	7.7%	7.8%	5.4%
Specialty Manufacturing	3.3%	4.4%	2.6%
Consolidated	5.6%	4.9%	3.7%

The following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

•             Morgan’s sales of truck bodies, parts and services.

•             Morgan Olson’s sales of step van truck bodies, parts and services.

•             Truck Accessories’ sales of pickup truck caps and tonneaus;

•             Specialty Manufacturing’s sales of specialty vehicles, primarily funeral coaches, contract manufacturing services, packaging and other products.

Discounts, returns and allowances.  Our gross sales are reduced by discounts we provide to customers and returns and allowances in the ordinary course of our business.  We provide discounts as deemed necessary to generate sales volume and remain price competitive. Discounts include payment term discounts and discretionary discounts from list price.

Cost of sales.  Cost of sales represents the costs directly associated with manufacturing our products and generally varies with the volume of products produced. The components of cost of sales are materials, labor and overhead. We have experienced significant increases in the cost of materials, such as aluminum, steel, fiberglass-reinforced plywood, lumber, fiberglass resin, plastic beads and truck cap windows that have affected our operating profit margins.  However, increased sales and the prices we charge for our products have mitigated the impact on our financial condition and results of operations. Additionally, we enter into supply contracts for some materials at a fixed price for up to one year and in some cases pre-buy bulk quantities of materials to manage materials costs. Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing.

Selling, general and administrative expenses.  Selling, general and administrative expenses are made up of the costs of selling our products and administrative costs such as information technologies, accounting, finance, human resource and engineering. Costs include personnel and related costs including travel, equipment and facility rent expense and professional services such as audit fees. Selling, general and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

Other income and expense.  Income and expenses that we incur during the year that are nonrecurring in nature and not directly comparable to the prior year are included in other income and expense or are separately identified such as debt issuance costs.

Basis of financial statements

Various items in our financial statements have been restated for all prior periods, as described below.

On March 15, 2004, we acquired from John Poindexter, the sole shareholder of the Company, the stock of Morgan Olson that he had acquired effective July 15, 2003. The results of operations for all periods presented have been restated to reflect the merger on a basis similar to a pooling of interests so as to combine the financial statements of both companies for the period they were under common control.

During 2004, MIC Group, which is included in Specialty Manufacturing, reclassified certain manufacturing overhead costs from selling, general and administrative expense to cost of sales, consistent with our other subsidiaries.

In 2004, we sold the Midwest Truck Aftermarket operations of Truck Accessories.  In 2003, we sold the GemTop operations of Truck Accessories. Accordingly, all of these operations have been treated as discontinued in the consolidated financial statements for all periods presented, as described below in “Discontinued Operations”.  Income we received, or expenses we incurred, from previously disposed of operations are also reported in “Discontinued Operations.”

Critical accounting policies and estimates

The discussion and analysis of financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The estimates are evaluated continually, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance and contingent liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the most critical accounting policies used in the preparation of our financial statements.

Revenue Recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. We classify amounts billed to customers related to shipping and handling as revenue. The costs associated with the shipping and handling revenue are included in cost of sales.

Warranties.  Reserves for costs associated with fulfilling warranty obligations offered on Truck Accessories, Morgan, Morgan Olson and Specialty Vehicles Group products are established based on historical experience and an estimate of future claims. Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

Self-Insurance risks.  We utilize a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and health care insurance. We record an actuarially determined, fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends. Changes in the assumptions used by the actuary could result in a different self-insurance reserve.

Income taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established thus reducing the deferred tax asset. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. During 2005, we utilized net operating loss carryforwards of approximately $7.2 million that were outstanding as of December 31, 2004.  We had a capital loss carryforward deferred tax asset of approximately $1.4 million at December 31, 2005 and 2004, and recorded a valuation allowance of an equal amount against the asset as it is uncertain as to whether we will generate future capital gains necessary to utilize the loss carryforward.  At December 31, 2005, we had a state tax net operating loss carryforward deferred tax asset of $3.4 million and recorded a valuation allowance of $2.4 million against the portion of which it is uncertain as to whether it will be realized.  We recognized a reduction in the valuation allowance of $1.0 million, which reduced the tax provision by an equal amount for the year.  While our deferred tax assets, net of the valuation allowance, are considered realizable, actual amounts could be reduced if future taxable income is not achieved.

Inventory valuation.  Our inventories mainly consist of raw materials, vehicles prior to conversion, supplies and work-in-progress. Because our largest segments, Morgan, Morgan Olson and Truck Accessories primarily produce products to their customers’ orders, we maintain a relatively small stock of finished goods inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. We record reserves against the value of inventory based upon our determination that the inventory is not usable in our products. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Accounts receivable.  We provide credit to our customers in the ordinary course of business. We are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables.  Specialty Vehicles sells to certain customers on extended terms and retains title to the vehicle until payment is complete. The carrying amount of our accounts receivable approximate the fair value of the receivables because of their short-term nature with payment typically due within 30 days after an invoice is sent. We establish an allowance for doubtful accounts on a case by case basis when we believe that we are unlikely to receive payment in full of amounts owed to us. We make a judgment in these cases based on available facts and circumstances and we may record a reserve against a customer’s account receivable. We re-evaluate the reserves and adjust them as we obtain more information regarding the account. The collectibility of trade receivables could be significantly reduced if there is a greater than expected rate of defaults or if one or more significant customers experience financial difficulties or are otherwise unable to make required payments.

Goodwill and long-lived assets impairment.  We perform a test of our goodwill for potential impairment annually as of October 1 as prescribed by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” The fair values of our reporting units are based on multiples of earnings derived from information and analysis of recent acquisitions in the market place for companies with similar operations. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our goodwill.  In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and intangible assets should events or circumstances indicate a potential reduction in the fair value of those assets below their carrying value.

Comparison of 2005 to 2004

Sales.  Our consolidated net sales increased $83.2 million, or 14.2%, to $668.1 million for 2005 compared to $584.9 million for 2004.

•             Morgan’s net sales increased $42.8 million, or 13.6%, to $358.2 million for 2005 compared to $315.5 million for 2004.  Excluding Commercial Babcock, which was acquired in December 2004, net sales increased $22.6 million or 7.2%.  Truck body sales increased $24.7 million or 8.4%.  The increase was due primarily to a 16.0% increase in the average unit price of a truck body partly offset by a 6.6% decline in the number of units shipped.  Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors or “Commercial” sales, which represented 86% of Morgan’s net sales this year, increased $36.4 million or 14.4% to $289.1 million.  Shipments of Commercial units increased approximately 2% during 2005; however, compared to a 44% increase last year, this increase could indicate an unfavorable change in the replacement cycle of our major fleet company customers.  Consumer Rental sales decreased $11.7 million or 27.8% on a 35% decline in unit shipments.  Commercial Babcock’s net sales were $20.9 million during 2005.  Sales of parts and services decreased $4.9 million or 31.3% due primarily to the transfer of the parts business to Morgan Olson.  Discounts decreased slightly to $10.6 million in 2005 or 2.9% of net sales compared to $10.8 million or 3.3% of net sales in 2004.

•             Morgan Olson’s net sales decreased $10.2 million or 14.4% to $60.8 million for 2005.  Step van body sales decreased $14.7 million or 25.1% on a 33.6% decline in unit shipments.  The reduction in unit shipments was due primarily to a 42% reduction in sales to UPS from 1,200 units this year compared to approximately 1,800 units in 2004 with a 56% decline in the fourth quarter of 2005.  This trend has not continued into 2006 as orders from UPS have increased to 3,200 units for delivery in 2006.  Parts and service sales increased $4.5 million to $17.1 million compared to $12.6 million in 2004; the increase was due to the transfer of the Morgan parts business to Morgan Olson.

•             Truck Accessories’ net sales increased $18.3 million, or 13.5% to $153.7 million for 2005 compared to $135.4 million for 2004.  The increase was due primarily to the acquisition of Pace Edwards in November of 2004, which contributed $16.1 million to 2005 net sales compared to $2.7 million in 2004.  Sales of caps and tonneaus, excluding Pace Edwards, increased by 3.7% or $4.9 million on a 3.3% decrease in unit shipments.  Pickup truck sales in the United States and Canada decreased 1% during 2005 compared to a 3% increase in 2004 with sales increasing 10% during the first, second and third quarters of 2005 and declining 9% in the fourth quarter.

•             Specialty Manufacturing’s net sales (excluding Federal Coach) increased by $8.7 million, or 13.5%, to $73.0 million for 2005 compared to $64.3 million for 2004.  Sales to customers in the energy services business increased 28.9% to $28.6 million compared to $22.2 million during 2004 due to an increase in demand in the oil and gas industry.  Federal Coach’s net sales were $22.6 million for the six month period subsequent to its acquisition in 2005.

Backlog.  Consolidated backlog was $143.6 million as of December 31, 2005 compared to $127.2 million as of December 31, 2004.

•                      Morgan’s backlog at December 31, 2005 was $94.7 million compared to $101.9 million at December 31, 2004. The decrease from a year earlier was due primarily to the timing of the receipt of fleet orders from its two largest customers.

•                      Morgan Olson’s backlog was $9.3 million at December 31, 2005 compared to $8.1 million at December 31, 2004.

•                      Truck Accessories’ backlog of approximately two weeks of production was $3.9 million at December 31, 2005 compared to $4.6 million as of December 31, 2004.

•                      Specialty Manufacturing’s backlog at December 31, 2005 increased $23.1 million to $35.7 million compared to $12.6 million at December 31, 2004.  Excluding Federal Coach’s backlog of $6.6 million at December 31, 2005, the backlog of machining services increased $16.5 million over last year.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $79.6 million or 15.5%, to $593.1 million for 2005 compared to $513.5 million for 2004. Consolidated gross profit increased by $3.5 million, or 5.0%, to $75.0 million (11.2% of net sales) for 2005 compared to $71.5 million (12.2% of net sales) for 2004.

•             Morgan’s gross profit increased by $4.5 million, or 12.9% to $39.6 million (11.1% of its net sales) for 2005 compared to $35.1 million (11.1% of its net sales) for 2004.  Excluding Commercial Babcock, Morgan’s gross profit increased $1.6 million or 4.7% on higher sales this year.

•             Morgan Olson’s gross profit declined by $4.8 million, or 68.2%, to $2.2 million (3.7% of its net sales) for 2005 compared to $7.1 million (9.9% of its net sales) for 2004.  The decline in gross profit and gross profit margins was due to lower labor productivity and higher overhead expenses relative to sales.

•             Truck Accessories’ gross profit increased by $1.4 million, or 7.0%, to $21.6 million (14.0% of its net sales) for 2005 compared to $20.2 million (14.9% of its net sales) for 2004. Gross profit increased $4.1 million as a result of the incremental gross profit of Pace Edwards, which was part of Truck Accessories for the twelve months of 2005 and only two months of 2004, partially offset by a $2.7 million decrease in gross profits at the remaining Truck Accessories’ operations due primarily to increased raw material costs and delivery costs.  Delivery costs increased approximately $2.8 million in 2005 mainly due to increased fuel prices.

•             Specialty Manufacturing’s gross profit increased $2.4 million, or 26.4%, to $11.6 million (12.1% of its net sales) for 2005 compared to $9.2 million (14.2% of its net sales) for 2004.  The acquisition of Federal Coach in June of this year added $1.9 million to gross profits for the year and the remaining increase was due to higher sales of machining services.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $9.4 million, or 23.2%, to $50.0 million (7.5% of net sales) for 2005 compared to $40.6 million (7.0% of net sales) for 2004.

•             Morgan’s selling, general and administrative expenses increased $3.4 million, or 22.2%, to $18.9 million (5.3% of its net sales) for 2005 compared to $15.4 million (4.9% of its net sales) for 2004.  $2.4 million of the increase was due to the addition of Commercial Babcock late in 2004 and to increased commissions and promotional expenses related to efforts to increase sales.

•             Morgan Olson’s selling, general and administrative expenses decreased by $0.7 million, or 14.3%, to $4.2 million (6.9% of its net sales) for 2005 compared to $4.9 million (6.9% of its net sales) for 2004.  A reduction in general and administrative expenses of $1.0 million was partly offset by a $0.3 million or 16.2% increase in selling expense primarily due to an increase in sales personnel from 17 to 21.

•             Truck Accessories’ selling, general and administrative expenses increased by $2.9 million, or 30.2%, to $12.6 million (8.2% of its net sales) for 2005 from $9.7 million (7.1% of its net sales) for 2004. Costs increased primarily due to the incremental expenses of $2.6 million from the acquisition of Pace Edwards.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $2.4 million, or 36.3%, to $9.2 million (9.6% of its net sales) for 2005 from $6.8 million (10.5% of its net sales) for 2004. The acquisition of Federal Coach added $1.7 million of expenses this year.

•             Corporate selling, general and administrative expenses increased by $1.4 million, or 38.2%, to $5.1 million (0.8% of consolidated net sales) for 2005 from $3.7 million (0.6% of consolidated net sales) for 2004, primarily due to additional personnel and related costs of approximately $0.8 million.

Loss on extinguishment of debt.  During 2004, we wrote-off deferred loan costs of $2.4 million as a result of the refinancing of our then outstanding debt.

Closed and excess facility costs.  In the third quarter of 2005, we decided to consolidate the Truck Accessories plants in Canada which resulted in a write-down in the carrying value of our Drinkwater facility.  The non cash write-down of $377,000 was recorded as closed and excess facility costs for 2005.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased by $4.4 million, or 15.2% to $24.5 million (3.7% of net sales) for 2005 from $28.9 million (4.9% of net sales) for 2004.

•             Morgan’s operating income increased by $1.2 million, or 5.9%, to $20.8 million (5.8% of its net sales) for 2005 compared to $19.6 million (6.2% of its net sales) for 2004.  Commercial Babcock’s operating income was $0.7 million (3.4% of its net sales) for 2005.

•             Morgan Olson’s operating income decreased by $3.8 million to a $1.9 million operating loss for 2005 compared to operating income of $1.9 million for 2004.

•             Truck Accessories’ operating income decreased by $2.2 million, or 20.9%, to $8.3 million (5.4% of its net sales) for 2005 compared to $10.5 million (7.8% of its net sales) for 2004.  Pace Edwards’ operating income was $1.4 million for the 2005 period.

•             Specialty Manufacturing’s operating income decreased by $0.3 million, or 10.8%, to $2.5 million (2.6% of its net sales) for 2005, compared to $2.8 million (4.3% of its net sales) for 2004.

•             Corporate expenses decreased $0.8 million to $5.1 million for 2005, compared to $5.9 million for 2004.  The loss on extinguishment of debt of $2.4 million in 2004 was included in corporate expenses for that period.

Interest expense.   Interest expense increased $4.0 million, or 27.5% to $18.5 million (2.8% of net sales) for 2005 compared to $14.5 million (2.5% of net sales) for 2004.  The increase was due to a $56.1 million increase in average debt outstanding during 2005, primarily as a result of the additional 8.75% Note offering totaling $45 million in January of 2005.  We earned $1.6 million of interest on our cash and short term investments during 2005.

Income taxes. The 2005 income tax rate approximated the statutory rate. A reduction in the valuation allowance of $1.0 million reduced the rate but was offset by recurring state income tax provisions and various other items. In 2004, the income tax provision was approximately 28% of pre-tax income. The rate was reduced by a $0.5 million reduction in the valuation allowance and various other items.

Comparison of 2004 to 2003

Sales.  Our consolidated net sales increased $149.4 million, or 34.3%, to $584.9 million for 2004 compared to $435.5 million for 2003.

•             Morgan’s net sales increased $92.3 million, or 41.4%, to $315.5 million for 2004 compared to $223.2 million for 2003. The increase resulted from a 32.7% increase in the number of units shipped to approximately 38,000 units. Net sales increased by a greater percentage than number of units shipped because of a greater increase in higher priced commercial unit shipments and price increases on all products.  The average price increase across all products was 4.5% for 2004 compared to 2003.  Shipment of units to Consumer Rental companies that are historically large production runs completed in the first and second quarters of the year, and generally command a lower unit price, increased approximately 31% in 2004 compared to 2003 including a 136% increase in the fourth quarter of 2004 as 2005 production was accelerated into 2004. Shipments of commercial units that represented about 80% of Morgan’s total sales in 2004, increased by 44% to $252.7 million in 2004 from $175.4 million in 2003 as Morgan’s major fleet customers, distributors and dealers increased new truck body purchases from Morgan. This increase in commercial sales reflected an improvement in general economic conditions. The increase in purchases by the major fleet companies reflected a favorable change in the replacement cycle of their fleets. Discounts remained flat at $10.8 million and decreased to 3.3% of gross sales compared to 4.6% during 2003.  The acquisition of Commercial Babcock in December of 2004 added $0.7 million of sales in Canada for 2004.

•             Morgan Olson’s net sales for 2004 were $71.0 million compared to $34.6 million for 2003.  This significant increase was largely due to sales for the six month period ended June 30, 2004 of $25.8 million for which we do not have sales for the comparable period in 2003 as we acquired Morgan Olson out of bankruptcy in July 2003.  Sales for the six months ended December 31, 2004 increased $10.6 million or 30.8% compared to the same period of 2003 due to sales to UPS of $23.0 million offset by a decrease in sales to the United States Postal Service.

•             Truck Accessories’ net sales increased $9.9 million, or 8.1%, during 2004 compared to 2003, excluding Pace Edwards that was acquired in November 2004.  Net sales for 2004 were $135.4 million, compared to $122.8 million for 2003, and included $2.7 million of net sales by Pace Edwards.  The increase was due to a 3.2% increase in unit shipments in 2004 compared to 2003, a 4.9% increase in net sales price and changes in the mix of products sold.  Sales of pickup trucks in the United States and Canada, a leading indicator of Truck Accessories’ business, rose by approximately 3.3% over the same period.

•             Specialty Manufacturing’s net sales increased by $9.4 million, or 17.1%, to $64.3 million for 2004 compared to $54.9 million for 2003. Sales to customers in the energy services business represented 28% of Specialty Manufacturing’s sales during 2004, and sales to these customers increased 15% to $22.2 million compared to $19.3 million during 2003. The increase resulted from increased oil and gas exploration activity during 2004. Other sales increased by 18.3% to $42.2 million during 2004 compared to $35.7 million during 2003.  Sales of plastic based packaging products increased $4.2 million or 19.3% on increased demand from customers in the consumer electronics industry.

Backlog.  Consolidated backlog was $127.2 million as of December 31, 2004 compared to $100.2 million as of December 31, 2003.

•                      Morgan’s backlog at December 31, 2004 was $101.9 million compared to $72.0 million at December 31, 2003. The increase from a year earlier was due primarily to additional commercial unit orders from Morgan’s major fleet customers during 2004.

•                      Morgan Olson’s backlog was $8.1 million at December 31, 2004 compared to $13.7 million at December 31, 2003. The backlog at the end of 2003 included orders for step vans for the United States Postal Service supplied under a contract that was completed in the first quarter of 2004.

•                      Truck Accessories’ backlog of approximately two weeks of production was $4.6 million at December 31, 2004 compared to $4.3 million as of December 31, 2003.

•                      Specialty Manufacturing’s backlog at December 31, 2004 was $12.6 million compared to $10.2 million at December 31, 2003.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $139.7 million, or 37.4%, to $513.5 million for 2004 compared to $373.8 million for 2003. Consolidated gross profit increased by $9.7 million, or 15.7%, to $71.4 million (12.2% of net sales) for 2004 compared to $61.7 million (14.2% of net sales) for 2003.

•             Morgan’s gross profit increased by $4.4 million, or 14.5%, to $35.1 million (11.1% of its net sales) for 2004 compared to $30.6 million (13.7% of its net sales) for 2003.  The decrease in the gross margin as a percentage of net sales was due to an increase in material costs partially offset by the improved absorption of overhead and improved labor efficiency on higher sales.  Material cost increases reflect material used to manufacture product that had been booked into backlog prior to product price increases taking effect. During 2004, Morgan implemented a 6% price increase on truck body products during the second quarter, a 3.5% cost pass-through on certain options during the third quarter and a 3.8% increase on truck bodies during the fourth quarter. However, the industry practice of honoring price quotes to customers for 30 days, an unusually large increase in orders late in 2003 and early 2004, and long production lead times due to chassis delivery schedules, significantly reduced the benefit of the price increases. Morgan estimated that the unrecovered increases in raw material costs reduced operating income by approximately $8.0 million or by approximately $0.8 million in the first quarter, $4.2 million in the second quarter and $3.0 million in the third quarter. An additional 5% increase on truck bodies was implemented in February 2005.

•             Morgan Olson’s gross profit increased by $2.3 million, or 47.0%, to $7.1 million (9.9% of its net sales) for 2004 compared to $4.8 million (13.9% of its net sales) for the period from July 15, 2003, the date of its acquisition, to December 31, 2003.  The decline in the gross profit margin was due primarily to a four percentage point increase in labor costs relative to sales caused by high labor turnover, hiring and training costs, and increased wage rates all associated with a ramp-up in production to meet higher sales demand.

•             Truck Accessories’ gross profit increased by $1.5 million, or 8.0%, to $20.2 million (14.9% of its net sales) for 2004 compared to $18.7 million (15.2% of its net sales) for 2003.

•             Specialty Manufacturing’s gross profit increased $1.5 million, or 20.0%, to $9.2 million (14.2% of its net sales) for 2004 compared to $7.6 million (13.9% of its net sales) for 2003.  Increased material costs were more than offset by improved absorption of overhead on higher sales.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $3.7 million, or 10.0%, to $40.6 million (6.9% of net sales) for 2004 compared to $36.9 million (8.5% of net sales) for 2003.

•             Morgan’s selling, general and administrative expenses increased $1.0 million, or 6.9%, to $15.5 million (4.9% of its net sales) for 2004 compared to $14.5 million (6.5% of its net sales) for 2003. The increase was due primarily to increased managerial personnel and related costs.  Control of administrative costs in general reduced the level of expense relative to sales.

•             Morgan Olson’s selling, general and administrative expenses increased by $0.9 million, or 23.0%, to $4.9 million (7.0% of its net sales) for 2004 compared to $4.0 million (11.6% of its net sales) for the period from July 15, 2003, the date of its acquisition, to December 31, 2003.  Expenses for 2003 included a $0.8 million management fee paid to Southwestern Holdings, Inc. for services provided by John Poindexter.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.5 million, or 4.9%, to $9.7 million (7.1% of its net sales) for 2004 from $9.2 million (7.5% of its net sales) for 2003. The acquisition of Pace Edwards in November 2004 added $0.6 million of expenses to 2004.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.8 million, or 12.7%, to $6.8 million (10.5% of its net sales) for 2004 from $6.0 million (10.9% of its net sales) for 2003.

•             Corporate selling, general and administrative expenses during the 2004 period increased $0.6 million or 17.9% to $3.7 million from $3.1 million for 2003 primarily as a result of additional personnel and their associated costs of $0.3 and additional audit fees of approximately $0.2 million.

Loss on extinguishment of debt. Effective with our offering on March 15, 2004 of $125.0 million in aggregate principal amount of 8.75% Notes, we repaid our then outstanding revolving loan facilities and, effective April 15, 2004, we repaid the 12.5% senior secured notes that were due 2007. As a result, the remaining debt issuance costs of $2.4 million associated with those borrowings were written off to expense. Effective June 10, 2003, we completed an exchange offer of our then outstanding 12.5% senior notes due 2004 for an equal amount of 12.5% senior secured notes due 2007 and expensed the refinancing costs associated with the offer of $0.8 million for 2003.  Effective September 29, 2003, we recorded a $0.4 million gain on the purchase and cancellation of $9.1 million principal amount of outstanding 12.5% senior secured notes due 2007.

Other income.  Our other income during the period ended December 31, 2004 of $0.4 million was primarily a death benefit from a life insurance policy on the life of a former executive of Specialty Manufacturing.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $4.5 million, or 18.4%, to $28.9 million (4.9% of net sales) for 2004 from $24.4 million (5.6% of net sales) for 2003.

•             Morgan’s operating income increased by $3.6 million, or 22.5%, to $19.6 million (6.2% of its net sales) for 2004 compared to $16.0 million (7.2% of its net sales) for 2003.  The decline in operating income as a percentage of sales was due to increased raw material costs.

•             Morgan Olson’s operating income increased by $1.1 million, or 137.5%, to $1.9 million (2.7% of its net sales) for 2004 compared to $0.8 million (2.3% of its net sales) for the period from July 15, 2003, the date of its acquisition, to December 31, 2003.  However, excluding the management fee of $0.8 million paid to Southwestern Holdings, Inc. in 2003, operating income increased $0.3 million or 19%.

•             Truck Accessories’ operating income increased by $1.1 million, or 11.7%, to $10.5 million (7.8% of its net sales) for 2004 compared to $9.4 million (7.7% of its net sales) for 2003.

•             Specialty Manufacturing’s operating income increased by $1.0 million, or 55.6%, to $2.8 million (4.3% of its net sales) for 2004, compared to $1.8 million (3.3% of its net sales) for 2003, on increased gross profits from both its machining services and plastics based packing material operations.

•             Corporate expenses increased $2.3 million to $5.9 million for 2004, compared to $3.6 million for 2003.  The increase was due primarily to the loss on extinguishment of debt of $2.4 million.

Interest expense.  Consolidated interest expense increased $2.1 million, or 16.9% to $14.5 million (2.5% of net sales) for 2004 compared to $12.4 million (2.9% of net sales) for 2003.  The increase was primarily as a result of a $44.5 million increase in average total debt during 2004 compared to 2003 and approximately $0.8 million of additional interest on the 2007 senior secured notes that we retired on April 15, 2004, thirty days after the issuance of our $125.0 million 8.75% Notes, offset by a 2.7% decrease in the effective interest rate on our debt.

Discontinued Operations.  Our loss from discontinued operations of $0.5 million, net of an income tax benefit, for 2004, consisted primarily of the operating losses of Midwest Truck Aftermarket, a division of Truck Accessories, of $0.2 million and goodwill of $0.3 million, which was written off to expense.

Tax provision.  Our income tax provision for 2004 and 2003 differ from amounts computed based on the federal statutory rate due to state and foreign taxes in jurisdictions where our net operating loss carry forwards that were otherwise available were not available to reduce current period income.  During 2004, the impact of the reversal of the valuation allowance reduced the provision for income taxes by $0.5 million.  The 2004 provision was also reduced by various other items.  During 2003, we reduced the amount of the valuation allowance by $0.8 million and reduced other tax reserves by $0.9 million for prior year income tax provision to return differences, which reduced the provision for income taxes by $1.7 million.

Discontinued operations

Truck Accessories-Midwest Truck Aftermarket or MTA.  MTA was a wholesale distribution operation that Truck Accessories acquired in 1997 and included it in its distribution division. Truck Accessories disposed of almost all of its distribution businesses during 1999 and 1998 as part of a strategic decision to concentrate on manufacturing however, MTA and three retail locations were retained. A buyer for MTA was identified during 2004 and we sold the assets effective May 28, 2004. We realized cash proceeds of approximately $1.3 million and wrote off goodwill of $0.3 million, less an income tax benefit of $0.1 million, as a loss on sale of discontinued operations. For 2004 and 2003 MTA had sales of $4.1 million and $10.0 million, respectively, and a loss before income tax benefits of $0.3 million and $0.1 million, respectively.

Truck Accessories-GemTop Operations.  During the fourth quarter of 2002, we committed to a plan to sell principally all of the assets, less certain of the liabilities of GemTop, a division of Truck Accessories. The sale was completed effective February 28, 2003. We realized net cash proceeds of approximately $0.8 million from the sale.  During 2004 and 2003, net sales of the GemTop division were $0, and $0.9 million, respectively, and the loss before income tax benefit was $0.2 million for both years.  The loss during 2004 was due to the cost of funding a defined benefit pension plan, sponsorship of which was assumed by Truck Accessories.  The plan has been frozen and there are approximately 30 participants.  We are evaluating various courses of action including canceling the plan and purchasing annuities for the participants.

Other discontinued operations.  During 2003, we received a settlement from a class action suit of approximately $0.3 million and proceeds from a surrendered life insurance policy of approximately $0.1 million that were related to operations sold in 1999. Income before income taxes of $0.4 million from these transactions was included in loss from discontinued operations for 2003.

Liquidity and capital resources

Historically we have funded our operations with cash available from the proceeds of our senior notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2005 was $114.9 million compared to $75.8 million at December 31, 2004.  Our cash, cash equivalents and short term investments increased $31.7 million this year compared to last year due primarily to proceeds from the $45.0 million 8.75% Note offering in the first quarter of 2005 and cash flows from operations of $14.6 million partially offset by the cash paid for Federal Coach of $12.3 million and capital expenditures of $15.5 million.  Excluding cash and short term investments, working capital increased $7.4 million primarily as a result of working capital acquired with the acquisition of Federal Coach of $6.1 million and an investment in working capital over the year of $3.2 million.  Average accounts receivable days sales outstanding at December 31, 2005 were approximately 27 compared to 32 at December 31, 2004, and inventory turns during the year were approximately 10.4 compared to 11.0 during 2004.  Inventory turns declined due to the addition of Federal Coach this year.  Federal Coach’s inventory as of December 31, 2005 included approximately $2.5 million of vehicle chassis that remain in inventory for extended periods of time due to a four to six week production cycle.

Operating cash flows.  Operating activities during 2005 generated cash of $14.6 million compared to $11.8 million during 2004 and $13.2 million during 2003. The increase in net cash generated by operating activities was due primarily to a smaller investment in working capital this year.

The decrease in cash from operating activities during 2004 compared to 2003 was due to an increase in the investment in working capital of approximately $7.3 million substantially offset by higher net income, non cash financing charges and an increase in deferred tax benefits during 2004.

Investing cash flows.  Net cash used in investing activities increased $1.8 million to $38.0 million for 2005 compared to $36.2 million for 2004.  The increase was due primarily to a $10.3 million increase in short-term investments and an increase in capital expenditures of $6.1 million offset by a decrease in cash spent for acquisitions and insurance collateral deposits.

We acquired Federal Coach during the second quarter of 2005 using cash proceeds of approximately $12.3 million from our 8.75% Note offerings.  Capital expenditures for 2005 were $15.5 million that included $6.1 million of new machine tools and presses for Specialty Manufacturing, $2.4 million of new product molds at Truck Accessories and a $1.5 million investment in information technology assets.   We acquired approximately $1.0 million of equipment under capital lease that is not included in capital expenditures.

As of December 31, 2005, we had no significant open commitments for capital expenditures.

Net cash used in investing activities increased to $36.2 million during 2004 compared to $16.4 million during 2003.

We acquired two new businesses during the fourth quarter of 2004 using cash from the proceeds of our 8.75% Note offering of approximately $17.9 million.  Capital expenditures for 2004 were $9.4 million, which included Morgan’s purchase of its manufacturing facility in Georgia for $2.2 million and new production equipment of $2.0 million. Specialty Manufacturing acquired production equipment of $1.2 million and Truck Accessories invested in $2.2 million of new production molds.  We acquired approximately $2.2 million of production equipment for Specialty Manufacturing under capital leases that are not included in capital expenditures.  Our capital expenditures during 2003 were primarily for the replacement of equipment and product molds of $1.7 million for Truck Accessories.

Cash generated from investing activities during 2004 and 2003 by discontinued operations was made up of primarily the proceeds from the sale of MTA during 2004 and Gem Top during 2003.

During the fourth quarter of 2004, we substituted a cash collateral deposit for stand-by letters of credit that had been used to secure our liabilities under our casualty insurance programs.  We deposited $5.5 million of cash into an account restricted by the terms of a trust agreement in favor of our insurance carrier.  The insurance carrier has the right to demand payment from the trust in the event that we are unable to pay our liabilities for previously incurred insurance claims.

We acquired Morgan Olson effective July 15, 2003 for cash of approximately $13.9 million. On May 5, 2003, Morgan acquired certain assets, primarily inventory, of a truck body manufacturer located in Riverside, California. Morgan paid approximately $0.4 million in cash for the assets and assumed certain liabilities of approximately $0.2 million. Morgan also sold its Monterrey, Mexico facility during 2003 and realized proceeds of $0.9 million that are included in proceeds from the disposition of business property, plant and equipment.

Financing cash flows.  We generated $45.0 million of cash from financing activities for 2005 compared with $43.8 million and $3.6 million for 2004 and 2003, respectively.  During January 2005, we issued $45.0 million in aggregate principal amount of 8.75% Notes due 2014 (see below) at a 5% premium and the net proceeds of approximately $46.4 million increased cash and short term investments.  During 2004 we issued $155.0 million of 8.75% Notes due 2014 and used the net proceeds to repay term and revolving debt of $112.9 million and pay accrued interest on the retired debt of $3.9 million.

During 2003, we borrowed approximately $10.0 million of long-term debt secured against Morgan Olson’s assets to finance the acquisition of Morgan Olson. In addition, we borrowed $4.1 million on our revolving credit facilities to fund operations. During 2003, we repaid $10.3 million of long-term debt and capital lease obligations from available cash. In addition, during 2003, we completed the exchange of $85.0 million, 12.5% Senior Notes for the same principal amount of 12.5% senior secured notes and paid costs of $2.9 million that included an exchange offer consent fee of $2.6 million.  As a result of the contribution of Morgan Olson to us during 2003 our capital in excess of par account increased by $3 million.

Long-term debt.  At December 31, 2005 our long-term debt was $205.4 million and was comprised of $202.0 million of our 8.75% Notes, which included the unamortized premium on sale of $2.0 million and $3.4 million of capital lease obligations.  On January 27, 2005, we completed an offer to sell $45.0 million of our 8.75% Notes at a premium of 5% over par on the same terms as the original issue.  Net proceeds of approximately $46.4 million increased cash and short-term investments.  On March 15, 2004, we issued $125.0 million in aggregate principal amount of 8.75% Notes, the proceeds of which we used to repay existing debt, including (i) $79.8 million of our 12.50% senior secured notes due 2007, which amount included accrued interest of $3.9 million, (ii) borrowings under our then revolving loan agreement of approximately $22.0 million and (iii) Morgan Olson debt of approximately $14.3 million. Concurrently with issuing $125.0 million in aggregate principal amount of 8.75% Notes, we entered into a new revolving credit facility that provides for available borrowings of up to $30.0 million in revolving loans.

Effective May 15, 2004 we completed an additional sale of $30.0 million in aggregate principal amount of 8.75% Notes with net proceeds of approximately $30.0 million going to cash. Other financing activities during 2004 included $4.9 million of costs associated with our 8.75% Notes and the negotiation of our new revolving credit facility.

During June 2003, we successfully completed the exchange of $85.0 million of our then outstanding 12.50% senior notes due 2004 for the same principal amount of 12.50% senior secured notes due 2007, which resulted in an extension of the maturity of the principal portion of our long-term debt by three years at that time. The consent fee of approximately $2.6 million paid in cash at the time of closing of the exchange offer to the holders was treated as deferred loan costs to be amortized over the remaining term of the exchange notes.  During September 2003, we made an offer to purchase up to $12.5 million of our 12.50% senior secured notes due 2007 at a price between $870 and $920 per $1,000 principal amount and we purchased and cancelled $9.1 million aggregate principal amount of the notes at $920 per $1,000 principal amount using borrowings under our revolving loan agreement.

At December 31, 2005, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 2.1 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and indenture.

The revolving credit facility provides for available borrowings of up to $30.0 million in revolving loans. We have the option, subject to certain conditions, to increase the amount we are permitted to borrow under the facility to $50.0 million. As of December 31, 2005, we believe we have satisfied those conditions. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment and real estate. Borrowings under our revolving credit facility are secured by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a subfacility for up to $15.0 million of letters of credit. As of December 31, 2005, we had $2.3 million of letters of credit outstanding and our borrowing base would have supported debt borrowings of the entire $30.0 million under our revolving credit facility.

In addition, the revolving credit facility includes covenants that place various restrictions on us, including limitation, on our ability to:

•             incur additional debt;

•             create or become subject to liens or guarantees;

•             make investments or loans;

•             pay dividends or make distributions;

•             prepay the 8.75% Notes or other debt;

•             merge with other entities or make acquisitions or dissolve;

•             sell assets;

•             change fiscal year or amend organizational documents or terms of any subordinated debt;

•             enter into leases; and

•             enter into transactions with affiliates.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Cash generated from operations is a principal source of liquidity for us. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the coming year, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  We cannot assure you that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction will require additional capital, which may not be available to us.

Commitments and capital expenditures

We entered into a letter of intent to buy 100% of the stock of Eagle Coach on October 6, 2005 and completed the acquisition on January 3, 2006.  Eagle Coach is located in Amelia, Ohio and manufactures funeral coaches.  It is operated with Federal Coach as part of the Specialty Vehicles Group.  We paid approximately $7.5 million for Eagle Coach using funds from the proceeds of our 8.75% Note offerings.  Eagle Coach had sales of approximately $15.0 million and pro forma operating income of approximately $0.5 million for 2005.

We entered into a letter of intent to buy 100% of the stock of State Wide Aluminum, Inc., (“State Wide”) on November 8, 2005 and Truck Accessories completed the acquisition on March 17, 2006.  State Wide is located in Elkhart, Indiana and is one of Truck Accessories’ two principal suppliers of windows and doors, used in the manufacture of pick-up truck caps.  State Wide is operated as a subsidiary of Truck Accessories.  We paid approximately $6.4 million for State Wide using proceeds from our 8.75% Note offerings.  State Wide’s sales were approximately $26.0 million and pro forma operating income was approximately $1.2 million for 2005.

We have entered into an agreement with a major paint manufacturer whereby Truck Accessories, Morgan, Morgan Olson and Specialty Vehicles Group are committed to buying principally all of their automotive paint requirements from this manufacturer for five years.  We will receive favorable pricing in return for the commitment.  We estimate that we will purchase approximately $6.5 million of paint products during 2006 from this manufacturer.  Also, we committed to the purchase of certain amounts of aluminum based on expected levels of future production.  As of December 31, 2005, Morgan had committed to purchase $4.8 million of aluminum for consumption in 2006.  We did not have any material commitments to acquire new capital equipment as of December 31, 2005.

Certain cash contractual obligations of ours as of December 31, 2005 are summarized in the table below.

Obligations (Dollars in millions)	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 years
8.75% Notes	$200.0	$—	$—	$—	$200.0
Operating leases	27.2	7.4	10.8	6.8	2.2
Capital leases and agreements not to compete	3.4	0.9	1.4	1.1	—
Total	$230.6	$8.3	$12.2	$7.9	$202.2

Other matters

We are significantly leveraged and will continue to be significantly leveraged. We had $9.7 million of stockholder’s equity at December 31, 2005 compared to $4.6 million at December 31, 2004. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 25% of 2005 consolidated net sales and our top ten customers accounted for 35% of our 2005 consolidated net sales. The combination of these factors, some of which are outside our control, cause us to be subject to changes in economic trends and new business developments.

We continually evaluate, depending on market conditions, the most efficient use of our capital and contemplate various strategic options, which may include, without limitation, restructuring our business, indebtedness or capital structure. Accordingly, we or our subsidiaries may from time to time consider, among other things, purchasing, refinancing or otherwise retiring certain outstanding indebtedness (whether in the open market or by other means), public or private issuances of debt or equity securities, joint venture transactions, acquisitions or dispositions, new borrowings, tender offers, exchange offers or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. There can be no assurances that these strategic options, if pursued, will be consummated or, if consummated, what effect they will have on us.

We utilized net operating loss carryforwards of approximately $7.2 million during 2005 for U.S. federal income tax purposes.  The Company has alternative minimum tax credit carryforwards of approximately $3.0 million at December 31, 2005 for U.S. federal tax purposes, which may be carried forward indefinitely.  In addition, the Company has a capital loss carry forward of approximately $3.6 million at December 31, 2005 for U.S. federal income tax purposes, which may only be carried forward for five years.  At December 31, 2005 and 2004, we had state tax net operating loss carryforwards of approximately $63.0 million and recognized a deferred tax asset of $3.4 million.  At December 31, 2005, the state net operating loss carryforwards expire at varying dates ranging from one to 20 years.  At December 31, 2004, we recorded a valuation allowance of $3.4 million against this deferred tax asset as it was uncertain as to whether it would be realized in the future.  During 2005, we re-evaluated the $3.4 million deferred tax asset and determined that $1.0 million was realizable and reduced the valuation allowance by that amount.  The reduction in the valuation allowance reduced the tax provision for 2005 by an equal amount or $1.0 million.   Utilization of these operating and capital loss carryforwards is dependent on future taxable income.

Historically, inflation has not materially affected our business; however, a rapid acceleration of material price inflation reduced our operating profit margins during 2005 and 2004.  We believe that we have increased our selling prices to levels necessary to offset the raw material cost inflation that has been experienced during both 2005 and 2004.  We have implemented further price increases at Morgan, Truck Accessories and Specialty Manufacturing during the first quarter of 2006 but cannot predict the impact, if any, of future raw material price increases on our profitability.  Operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures.

We pay fees to Southwestern Holdings, Inc., which is wholly-owned by Mr. Poindexter, for services provided by Mr. Poindexter. Mr. Poindexter does not receive a salary from us.

Recently issued accounting standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of APB No. 43, Chapter 4.”  This standard states that idle facility expense, freight, handling costs and wasted material be accounted for as current-period expense regardless of whether they meet the criterion of “abnormal,” as previously defined.  The effective date for the Company is fiscal year 2006.  The adoption of this standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29.” The standard eliminates certain exceptions that were contained in APB Opinion No. 29 to the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged.  The effective date for the Company is for fiscal year 2006.  The adoption of this standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”.  SFAS 154 changes the requirements for the accounting for and reporting of voluntary change in accounting principle, and for changes required by an accounting pronouncement that does not have a specific transition provision.  When recognizing a change in accounting principle, retrospective application of the principle to the prior period’s financial statements is generally specified.  The effective date for the Company is for fiscal year 2006. The adoption of the standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

Item 7a.                   Quantitative and Qualitative Disclosure about Market Risk

We are subject to certain market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ. See the notes to our consolidated financial statements elsewhere in this 10K for a description of our accounting policies and other information related to these financial instruments.

Variable-rate debt.  We currently have no borrowings outstanding under our revolving credit facility. The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Overnight Rate (LIBOR), which rate used is determined at our option.

Fixed-rate debt.  As of December 31, 2005, the Company had $200.0 million of 8.75% Notes outstanding, with an estimated fair value of approximately $169.0 million based upon the traded value at December 31, 2005. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $9.9 million as of December 31, 2005

Foreign currency.  We have two manufacturing plants in Canada, which generated revenues of approximately $46.0 million during 2005. The functional currency of our Canadian operations is the Canadian dollar. We do not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.  A significant amount of our production is exported to customers in the United States. Therefore, a weakening of the United States dollar in relation to the Canadian dollar may have the effect of decreasing our gross margins in Canada, assuming that the United States sales price remains unchanged.

Item 8.                    Financial Statements and Supplementary Data

J.B. Poindexter & Co., Inc.

Report of Independent Registered Public Accounting Firm as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004
Report of Independent Registered Public Accounting Firm for the year ended December 31, 2003

Financial Statements:
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholder’s Equity (Capital Deficiency) for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholder’s equity (capital deficiency), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ CROWE CHIZEK AND COMPANY LLC

South Bend, Indiana
March 17, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated statements of income, stockholder’s equity (capital deficiency), and cash flows of J.B. Poindexter & Co., Inc. and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of J.B. Poindexter & Co., Inc. and subsidiaries and its cash flows for the year ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated statements of income, stockholder’s equity (capital deficiency), and cash flows for the year ended December 31, 2003, have been restated to include the financial statements of Morgan Olson for the period that both the Company and Morgan Olson were under common control.

/s/ ERNST & YOUNG LLP

Houston, Texas
September 23, 2004

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$40,855	$19,432
Short term investments	15,266	5,000
Accounts receivable, net	50,156	50,911
Inventories, net	57,207	46,736
Deferred income taxes	1,399	1,312
Income tax receivable	1,759	—
Prepaid expenses and other	2,219	1,978
Total current assets	168,861	125,369
Property, plant and equipment, net	54,333	47,492
Goodwill	24,759	22,909
Intangible assets, net	9,330	6,106
Deferred income taxes	1,073	1,994
Other assets	14,820	13,678
Total assets	$273,176	$217,548
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,017	$943
Accounts payable	29,288	27,320
Accrued compensation and benefits	7,976	6,996
Accrued income taxes	—	722
Other accrued liabilities	15,681	13,600
Total current liabilities	53,962	49,581
Noncurrent liabilities
Long-term debt, less current portion	204,365	157,484
Employee benefit obligations and other	5,198	5,861
Total noncurrent liabilities	209,563	163,345
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	(10)	73
Accumulated deficit	(9,825)	(14,937)
Total stockholder’s equity	9,651	4,622
Total liabilities and stockholder’s equity	$273,176	$217,548

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	Years ended December 31,
	2005	2004	2003
Net sales	$668,118	$584,921	$435,521
Cost of sales	593,120	513,472	373,777
Gross profit	74,998	71,449	61,744
Selling, general and administrative expense	49,965	40,601	36,901
Loss (gain) on extinguishment of debt	—	2,394	(368)
Refinancing costs	—	—	831
Closed and excess facility costs	377	—	—
Other expense (income)	127	(438)	(34)
Operating income	24,529	28,892	24,414
Interest expense	18,452	14,508	12,438
Interest income	(1,617)	(151)	—
Income from continuing operations before income taxes and discontinued operations	7,694	14,535	11,976
Income tax provision	2,582	4,134	2,715
Income before discontinued operations	5,112	10,401	9,261
Loss from discontinued operations, net of applicable taxes	—	(527)	(155)
Net income	$5,112	$9,874	$9,106

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (CAPITAL DEFICIENCY)

(Dollars in Thousands)

For the years ended December 31, 2005, 2004 and 2003	Shares of common stock	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
January 1, 2003	3,059	$16,486	$(33,917)	$(618)	$(18,049)
Capital Contribution	—	3,000	—	—	3,000
Net income	—	—	9,106	—	9,106
Translation adjustment	—	—	—	536	536
Unrealized gain (loss) oninvestments	—	—	—	—	—
Comprehensive income					9,642
December 31, 2003	3,059	19,486	(24,811)	(82)	(5,407)
Net income	—	—	9,874	—	9,874
Translation adjustment	—	—	—	155	155
Unrealized gain (loss) on investments	—	—	—	—	—
Comprehensive income					10,029
December 31, 2004	3,059	19,486	(14,937)	73	4,622
Net income	—	—	5,112	—	5,112
Translation adjustment	—	—	—	(172)	(172)
Unrealized gain (loss) on investments	—	—	—	89	89
Comprehensive income					5,029
December 31, 2005	3,059	$19,486	$(9,825)	$(10)	$9,651

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$5,112	$9,874	$9,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,360	9,527	9,160
Amortization of debt issuance costs	598	592	714
Loss on disposal of discontinued operations	—	175	—
Closed and excess facility costs	377	—	—
Loss (gain) on extinguishment of debt	—	2,394	(368)
Provision for excess and obsolete inventory	563	448	(4)
Provision for doubtful accounts receivable	195	481	250
Loss (gain) on sale of property, plant and equipment	223	1	(122)
Deferred income tax benefit	834	2,123	1,525
Operating cash flows from discontinued operations	(319)	(48)	(107)
Other	(63)	232	(261)
Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	2,437	(7,251)	(13,139)
Inventories	(1,045)	(10,969)	(7,539)
Prepaid expenses and other	(1,647)	263	(526)
Accounts payable	910	(1,936)	12,627
Accrued Income taxes	(2,481)	152	365
Other accrued liabilities	(1,410)	5,712	1,518
Net cash provided by operating activities	14,644	11,770	13,199
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(12,270)	(17,906)	(14,341)
Proceeds from disposition of business, property, plant and equipment	58	294	1,035
Purchase of property, plant and equipment	(15,501)	(9,428)	(4,025)
Purchases of short term investments	(53,728)	(30,600)	—
Proceeds from sale of short term investments	43,462	25,600	—
Issuance of insurance collateral deposits	—	(5,520)	—
Net investing activities of discontinued operations	—	1,343	931
Net cash used in investing activities	(37,979)	(36,217)	(16,400)
Cash flows from financing activities:
Net proceeds (payments) of revolving lines of credit and short term debt	—	(19,718)	4,114
Proceeds from long-term debt	47,251	155,000	10,660
Payments of long-term debt and capital leases	(1,047)	(87,636)	(10,328)
Debt issuance cost	(1,197)	(5,160)	(2,944)
Net financing activities of discontinued operations	—	—	329
Capital contribution	—	—	3,000
Change in restricted cash	—	1,351	(1,239)
Net cash provided by financing activities	45,007	43,837	3,592
Effect of exchange rate on cash	(249)	42	(391)
Change in cash and cash equivalents	21,423	19,432	—
Cash and cash equivalents beginning of year	19,432	—	—
Cash and cash equivalents end of year	$40,855	$19,432	$—

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands)

1.                   Organization & Business

J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries”, and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

On March 15, 2004, the Company acquired from John Poindexter (see Note 4), the sole shareholder of the Company, the stock of Morgan Olson that he had acquired effective July 15, 2003. The historical financial statements of the Company were restated to reflect the merger on a basis similar to a pooling of interests so as to combine the financial statements of both companies for the period they were under common control.

On November 5, 2004, the Company acquired substantially all of the assets of Pace Edwards Company, a Washington State manufacturer of pickup truck accessories.  On December 15, 2004, the Company acquired the stock of Commercial Babcock Inc., a Canadian manufacturer of truck bodies (see Note 4).

On June 6, 2005, the Company acquired 100% of the membership interests of Federal Coach LLC, an Arkansas based manufacturer of funeral coaches, limousines and specialty buses (see Note 4).

Morgan Corporation (“Morgan”) manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks).  Morgan’s operations include Commercial Babcock, Inc.  The truck bodies are attached to truck chassis provided by its customers.  Customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass reinforced plywood, hardwood and oil acquired from a variety of sources.

Morgan Olson Corporation (“Morgan Olson”) manufactures step van bodies for parcel, food, vending, uniform, linen and other delivery applications. Step vans are specialized vehicles designed for multiple stop applications and enable the driver of the truck to easily access the cargo area. Morgan Olson manufactures the complete truck body, including the installation of windows, doors, instrument panels, seating, wiring and painting. The step van bodies are installed on truck chassis provided by Morgan Olson’s customers. The principal raw materials used by Morgan Olson include steel and aluminum.

Truck Accessories Group, Inc. (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories includes Leer, Century Fiberglass (“Century”), Raider Industries Inc. (“Raider”), and Pace Edwards Company. The principal raw materials used by Truck Accessories include resin, fiberglass, paint, and manufactured locks and windows.

Specialty Manufacturing Division (“Specialty Manufacturing”) comprises the Specialty Vehicle Group, MIC Group, Inc. (“MIC Group”), and EFP Corp (“EFP”). The Specialty Vehicle Group comprises Federal Coach LLC (see note 4) and Eagle Specialty Vehicles, Inc., which was acquired effective January 3, 2006 (see note 19).  The Specialty Vehicle Group manufactures funeral coaches, limousines and specialty buses.  MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries and other general industries. EFP molds, fabricates and markets expandable foam products which are used as packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators. The principal raw materials used by Specialty Manufacturing are expandable polystyrene, polypropylene, polyethylene, resins, ferrous and non-ferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.

2.                   Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short term deposits and government agency and corporate obligations, are classified as cash and cash equivalents.

Short Term Investments.  Short-term investments, considered to be available-for-sale investments, include auction rate municipal bond securities with original maturities beyond three months.  Available-for-sale investments are those which the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale investments are reported at fair value with unrealized gains or losses included as a separate component of equity.  There were $89 of unrealized gains or losses on these investments at December 31, 2005.  Interest and dividend income, adjusted by amortization of purchase premium or discount, is included in earnings.  Realized gains or losses are determined based on the amortized cost of the specific investment sold and are included in earnings.  There were no realized gains or losses on the sale of investments included in the determination of net income for 2005, 2004 and 2003.

Revenue Recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification.  Amounts billed to customers related to shipping and handling is classified as revenue.  The costs associated with the shipping and handling revenue are included in cost of sales.

Accounts Receivable.  The Company sells to customers as is customary in its industries and typically extends its customers 30 day payment terms.  Interest is not normally charged on accounts receivable.  Accounts receivable is stated net of an allowance for doubtful accounts of $1,490 and $933 at December 31, 2005 and 2004, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case by case basis when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31, was:

	2005	2004	2003
Balance at the beginning of the year	$993	$909	$809
Provision for losses	195	470	205
Charge offs	(153)	(520)	(367)
Recoveries	30	2	12
Acquisitions	425	132	250
Balance at the end of the year	$1,490	$993	$909

The carrying amounts of trade accounts receivable approximate fair value because of the short maturity of those instruments.  The Company is not aware of any significant credit risks related to its customer base and does not generally require collateral or other security to support customer receivables.

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

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years. Amortization of debt issuance costs are included in interest expense.

Evaluation of Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  Management believes no material impairment of long-lived assets exists at December 31, 2005 and 2004.

Warranty.  Morgan provides product warranties for periods up to five years.  Morgan Olson provides a warranty period, which is one year or 12,000 miles for components, three years or 36,000 miles for paint and five years or 50,000 miles for the van body structure.  Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure.  The Specialty Vehicle Group provides a warranty on its products for a period of 36 months or 36,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 12 months or 12,000 miles on the body and parts manufactured for bus bodies and 24 months or 24,000 miles on the section of the body and parts manufactured for limousines.  The remaining operations of Specialty Manufacturing do not provide a warranty on their products.  A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims.  The Company had accrued warranty costs of $4.3 million and $4.2 million at December 31, 2005 and 2004, respectively.  The activity in the accrued warranty cost accounts for the years ended December 31, was:

	2005	2004	2003
Balance at the beginning of the year	$4,233	$3,214	$2,544
Provision for losses	4,136	4,273	2,930
Charge offs	(4,180)	(3,548)	(2,710)
Acquisitions	66	294	450
Balance at the end of the year	4,255	4,233	3,214
Less: Short-term	2,219	1,978	1,478
Long-term	$2,036	$2,255	$1,736

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2005, 2004 and 2003, advertising expense was approximately $3.3 million, $2.4 million and $2.0 million, respectively and R&D expense was approximately $2.2 million, $1.6 million and $1.5 million, respectively.

Income Taxes.  The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

The Company’s management believes that it is more likely than not that current and long-term deferred tax assets will reduce future income tax payments.  The Company has considered on-going prudent and feasible tax planning strategies in making this assessment. There are significant assumptions inherent in the Company’s prudent and feasible tax planning strategies.  Changes in these assumptions would impact the estimated amount of deferred tax assets realized by these tax planning strategies.  Should the Company determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the deferred tax asset to the amount that is more likely than not to be realized,  would reduce income in the period such determination was made.

Self-Insurance Risks.  The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, including workers’ compensation and health care insurance.  The Company records an actuarially determined, fully developed self insurance reserve to cover the self insured portion of these risks based on known facts and historical industry trends.  Changes in the assumptions used by the actuary could result in a different self-insurance reserve.

Contingent Liabilities.  Reserves are established for estimated environmental and legal loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated.  Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions with respect to the likelihood or amount of loss.  Reserves for contingent liabilities are based upon the assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, which are also recognized as separate components of equity.

Translation of Foreign Financial Statements.  Assets and liabilities of foreign operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchanges for the year.  Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholder’s equity until the foreign operations are sold or substantially liquidated.  Gains or losses resulting from foreign currency transactions (transactions that require settlement in a currency other than the Company’s functional currency) are included in net income.

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables, and debt.  Fair values of cash and cash equivalents and receivables approximate carry values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (See Note 10), approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates subject to change include the valuation of goodwill and other intangible assets, the allowances for doubtful accounts and shrinkage and excess and obsolete inventory, the valuation of deferred tax assets, and the allowances for self-insurance risks, warranty claims, and environmental claims.

New Accounting Standards to be Adopted.  In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of APB No. 43, Chapter 4.”  This standard states that idle facility expense, freight, handling costs and wasted material be accounted for as current-period expense regardless of whether they meet the criterion of “abnormal,” as previously defined.  The effective date for the Company is fiscal year 2006.  The adoption of this standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets – an amendment of APB Opinion No. 29.” The standard eliminates certain exceptions that were contained in APB Opinion No. 29 to the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged.  The effective date for the Company is for fiscal year 2006.  The adoption of this standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”.  SFAS 154 changes the requirements for the accounting for and reporting of voluntary change in accounting principle, and for changes required by an accounting pronouncement that does not have a specific transition provision.  When recognizing a change in accounting principle, retrospective application of the principle to the prior period’s financial statements is generally specified.  The effective date for the Company is for fiscal year 2006.  The adoption of the standard is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

Reclassifications.  Certain prior year amounts have been reclassified to conform to the classifications used in fiscal 2005.

3.                   Segment Data

The Company operates and manages its subsidiaries within the separate business segments described in Note 1.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

	2005	2004	2003
Net Sales
Morgan	$358,216	$315,454	$223,242
Morgan Olson	60,793	70,995	34,566
Truck Accessories	153,726	135,385	122,777
Specialty Manufacturing	95,658	64,347	54,936
Eliminations	(275)	(1,260)	—
Net Sales	$668,118	$584,921	$435,521

Operating Income
Morgan	$20,771	$19,605	$15,993
Morgan Olson	(1,942)	1,939	786
Truck Accessories	8,327	10,480	9,441
Specialty Manufacturing	2,470	2,770	1,787
JBPCO (Corporate)	(5,097)	(5,902)	(3,593)
Operating Income	$24,529	$28,892	$24,414

Depreciation and Amortization Expense
Morgan	$2,661	$2,773	$2,776
Morgan Olson	901	809	335
Truck Accessories	3,701	3,275	3,319
Specialty Manufacturing	3,066	2,653	2,701
JBPCO (Corporate)	31	17	29
Depreciation and Amortization Expense	$10,360	$9,527	$9,160

	2005	2004	2003
Total Assets as of December 31,
Morgan	$83,620	$80,610
Morgan Olson	24,430	25,146
Truck Accessories	62,186	61,440
Specialty Manufacturing	56,113	30,661
JBPCO (Corporate)	46,827	19,691
Identifiable Assets	$273,176	$217,548

Capital Expenditures
Morgan	$2,982	$4,222	$662
Morgan Olson	725	633	33
Truck Accessories	4,738	3,376	2,273
Specialty Manufacturing	7,274	1,192	1,054
JBPCO (Corporate)	752	5	3
Capital Expenditures	$16,471	$9,428	$4,025

Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 47%, 46% and 41% of Morgan’s net sales during 2005, 2004 and 2003, respectively.  Accounts receivable from these customers totaled $4.7 million and $5.7 million at December 31, 2005 and 2004, respectively.  Specialty Manufacturing has one customer in the international oil field service industry that accounted for approximately 15%, 18% and 15% of Specialty Manufacturing’s net sales during 2005, 2004 and 2003, respectively.  Accounts receivable from this customer totaled $1.8 million and $1.3 million at December 31, 2005 and 2004, respectively.

Morgan Olson was acquired effective July 15, 2003 and is operating as a separate segment. Morgan Olson had three customers that accounted for approximately 38% and 53% of Morgan Olson’s net sales during 2005 and 2004, respectively.  Accounts receivable from these customers totaled $0.3 million and $2.3 million at December 31, 2005 and 2004, respectively.  During 2003, Morgan Olson supplied step vans to the United States Postal Service that accounted for 62% of sales during that year.  Morgan Olson manufactured and shipped truck bodies for Commercial Babcock and charged Commercial Babcock $0.5 million during the year ended December 31, 2005 for the products.  In addition, Morgan Olson sold $0.3 million of parts to Morgan for the year ended December 31, 2005.

The Company, on a consolidated basis, has two customers that accounted for approximately 25%, 25% and 21% of total net sales during 2005, 2004 and 2003, respectively.  Accounts receivable from these customers totaled $4.7 million and $5.7 million at December 31, 2005 and 2004, respectively. These are customers of Morgan.

The Company’s operations are located principally in the United States.  However, Morgan and Truck Accessories have operations located in Canada.  Long-lived assets relating to these foreign operations were $9.6 million and $9.0 million at December 31, 2005 and 2004, respectively.  Consolidated net sales included $21.5 million, $17.2 million and $15.1 million in 2005, 2004 and 2003, respectively, of sales to customers outside the United States.

JBPCO (Corporate) operating expenses for all periods comprise the costs of the parent company office and personnel that provide strategic direction and support to the subsidiary companies.  The JBPCO (Corporate) costs of $5.1 million, $5.9 million and $3.6 million for 2005, 2004 and 2003, respectively, included the loss on extinguishment of debt of $2.4 million during the 2004 period and refinancing costs of $831 less a gain of $368 on the retirement of debt during the 2003 period.

Total assets as of December 31, 2005 increased $55.6 million compared to December 31, 2004 due primarily to net cash proceeds of approximately $46.4 million from the sale of an additional $45.0 million of 8.75% Notes (see Note 10) on January 21, 2005, and the addition of approximately $18.0 million of total assets from the acquisition of Federal Coach made during the second quarter of 2005 (see Note 4).

4.                   Acquisitions

Effective March 15, 2004, the Company acquired from John Poindexter, the sole shareholder of the Company, the stock of Morgan Olson, a truck body manufacturing company that he acquired effective July 15, 2003.  Mr. Poindexter acquired certain assets of Morgan Olson from Grumman Olson Industries, Inc. in a bankruptcy proceeding and contributed those assets to the Company.  Mr. Poindexter paid approximately $13.9 million for the assets including $3.0 million in cash that he contributed as equity of Morgan Olson and assumed certain liabilities of approximately $1.5 million.  The purchase price was allocated to the assets based on the estimated fair values as of the date of acquisition.  There was no goodwill recorded with the acquisition. The historical financial statements of the Company have been restated to reflect the merger on a basis similar to a pooling of interests so as to combine the financial statements of both companies for the period they were under common control.

The cash purchase price was allocated to the acquired net assets based on the estimated fair values as of the date of the original acquisition as follows:

Morgan Olson	July 15, 2003
Accounts receivable	$2,905
Inventories	4,050
Prepaid expenses and other	328
Property, plant and equipment	8,177
Accrued compensation and benefits	(160)
Accrued warranty	(450)
Other accrued expenses	(908)
$13,942

Effective November 5, 2004 the Company acquired substantially all of the assets of Pace Edwards Company (“Pace Edwards”).  The results of Pace Edward’s operations have been included in the consolidated financial statements since that date.  Pace Edwards is located in Washington State and is a leading manufacturer of retractable tonneau covers in the pickup truck accessories business.  Pace Edwards operates as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The aggregate purchase price was approximately $9.6 million for the assets of Pace Edwards.  The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximated the following:

Pace Edwards	November 5, 2004
Accounts receivable	$1,532
Inventories	1,510
Property, plant and equipment	2,431
Goodwill	971
Acquired intangibles (see Note 7)	3,472
Current liabilities	(87)
Accrued warranty	(180)
$9,649

Effective December 15, 2004 the Company acquired all of the outstanding stock of Commercial Babcock Inc. (“Commercial Babcock”), a Canadian company located in Brampton, Ontario. The results of Commercial Babcock’s operations have been included in the consolidated financial statements since that date.  Commercial Babcock is a manufacturer and marketer of medium-duty truck bodies for the eastern Canadian market.  Commercial Babcock operates as a division of Morgan and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The aggregate purchase price was $8.9 million for the outstanding stock of Commercial Babcock.  The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximated the following:

Commercial Babcock	December 15, 2004
Cash	$593
Accounts receivable	2,581
Inventories	1,783
Other current assets	89
Property, plant and equipment	701
Goodwill	5,422
Acquired intangibles (see Note 7)	2,686
Accounts payable	(2,897)
Accrued warranty	(114)
Other current liabilities	(800)
Other long-term liabilities	(60)
Deferred income taxes	(1,134)
$8,850

Effective June 6, 2005, the Company acquired 100% of the membership interests in Federal Coach LLC (“Federal Coach”).  The results of Federal Coach’s operations have been included in the consolidated financial statements of the Company since that date.  Federal Coach is located in Fort Smith, Arkansas and is a manufacturer of funeral coaches, limousines and mid-sized buses.  Federal Coach operates as a division of the Specialty Manufacturing Group and continues to utilize the purchased assets in the same manner as prior to the acquisition. The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $12.3 million.  The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition;

Federal Coach	June 6, 2005
Accounts receivable	$2,465
Inventories	9,330
Other current assets	15
Property, plant and equipment	649
Goodwill	1,850
Acquired intangibles (see Note 7)	3,650
Accounts payable	(4,336)
Customer deposits	(343)
Accrued warranty	(66)
Other current liabilities	(944)
$12,270

The combined results of operations of the Company for the years ended December 31, 2005, 2004 and 2003 and Morgan Olson, Pace Edwards, Commercial Babcock and Federal Coach for the periods prior to their acquisition on an unaudited pro forma basis would be as follows:

	2005	2004	2003
Net sales	$690,624	$653,291	$522,239
Operating income	25,455	34,434	27,751
Income before discontinued operations	5,727	14,446	10,556

5.                   Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2005	2004
Raw materials	$36,172	$30,551
Work in process	13,879	9,815
Finished goods	7,156	6,370
Total inventories	$57,207	$46,736

Inventories are stated net of an allowance for excess and obsolete inventory of $2.5 million and $2.8 million at December 31, 2005 and 2004, respectively.  The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31, was:

	2005	2004	2003
Balance at the beginning of the year	$2,753	$2,593	$2,200
Provision for losses	563	382	625
Charge offs	(1,137)	(992)	(1,190)
Recoveries	—	—	18
Acquisitions	350	770	940
Balance at the end of the year	$2,529	$2,753	$2,593

6.                   Property, Plant and Equipment

Property, plant and equipment, as of December 31, 2005 and 2004, consisted of the following:

	Range of Useful Lives in years	2005	2004
Land	—	$4,679	$4,673
Buildings and improvements	5-25	27,924	28,216
Machinery and equipment	3-10	95,207	82,594
Furniture and fixtures	2-10	17,182	15,360
Transportation equipment	2-10	4,870	4,150
Leasehold improvements	3-10	6,435	6,399
Construction in progress	—	3,809	2,433
		$160,106	143,825
Accumulated depreciation and amortization		(105,773)	(96,333)
Property, plant and equipment, net		$54,333	$47,492

Machinery and Equipment included approximately $4.3 million and $3.3 million of equipment at cost recorded under capital leases as of December 31, 2005 and 2004, respectively, and accumulated depreciation of approximately $1.4 million and $600 at December 31, 2005 and 2004, respectively.

In the third quarter of 2005, the Company decided to consolidate its truck accessories group in Canada which resulted in a write-down of its Drinkwater facility.  The write-down of $377 has been recorded as closed and excess facility costs.

Depreciation expense was $9.7 million, $9.1 million and $8.9 million and included $742, $324 and $153 for assets recorded under capital leases, for the years ended December 31, 2005, 2004 and 2003, respectively.

7.                        Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized, but instead tested for impairment at least annually.

The Company completed its annual impairment review effective October 1, 2005, 2004 and 2003, which indicated that there was no impairment.  The fair value of our reporting units is based on acquisition multiples, which are derived from information and analysis of recent acquisitions in the market place for companies with similar operations.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  At December 31, 2005 goodwill comprised of approximately $7.4 million, $11.4 million and $6.0 million for the Morgan, Truck Accessories, and Specialty Manufacturing reporting units, respectively.

Effective November 5, 2004 the Company acquired substantially all of the assets of Pace Edwards Company, a manufacturing company in the pickup cap and tonneau business (see Note 4) that was combined with the Truck

Accessories segment.  Goodwill of $1.0 million and acquired intangibles estimated to be approximately $3.5 million were assigned to Truck Accessories.

Effective December 15, 2004 the Company acquired all of the outstanding stock of Commercial Babcock Inc., a Canadian company located in Ontario, Canada. Commercial Babcock is a manufacturer and marketer of truck bodies in the Eastern Canada market and was combined with the Morgan segment (see Note 4).  Goodwill of approximately $5.4 million and acquired intangibles estimated to be approximately $2.7 million were assigned to Morgan.

Effective June 6, 2005 the Company acquired all of the membership interests in Federal Coach LLC, located in Fort Smith, Arkansas.  Federal Coach is a manufacturer of funeral coaches, limousines and specialty buses, and was combined with the Specialty Manufacturing segment.  Goodwill of approximately $1.8 million and acquired intangibles of approximately $3.7 million were assigned to Specialty Manufacturing.

Effective May 28, 2004, the Company sold principally all of the assets of the distribution business of Truck Accessories and accordingly it was presented as a discontinued operation.  The Company wrote down goodwill of $300 associated with the operation (see Note 18).

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were:

	Morgan	Truck Accessories	Specialty Manufacturing	Total
Balance, January 1, 2004	$1,986	$10,385	$4,145	$16,516
Goodwill acquired during the year	5,422	971	—	6,393
Balance, December 31, 2004	7,408	11,356	4,145	22,909
Goodwill acquired during the year	—	—	1,850	1,850
Balance, December 31, 2005	$7,408	$11,356	$5,995	$24,759

Intangible assets (all acquired in connection with the acquisitions described in Note 4) and the related accumulated amortization as of December 31, 2005 and 2004 were:

	Cost
December 31, 2005:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	20	$1,588	$2,575	$1,100	$5,263	$233
Non-compete agreements	5	188	—	50	238	45
Supplier relationship	10	—	—	1,700	1,700	122
Patents	2	—	300	—	300	175
		1,776	2,875	2,850	7,501	575
Unamortizable intangible assets:
Trade names	—	988	616	800	2,404	—
Balance, December 31, 2005		$2,764	$3,491	$3,650	$9,905	$575

	Cost
December 31, 2004:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	20	$1,531	$2,556	$—	$4,087	$25
Non-compete agreements	5	188	—	—	188	2
Patents	2	—	300	—	300	25
		1,719	2,856	—	4,575	52
Unamortizable intangible assets:
Trade names	—	967	616	—	1,583	—
Balance, December 31, 2004		$2,686	$3,472	$—	$6,158	$52

The amortization of intangible assets was $523, $422 and $260 for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated amortization expense for each of the subsequent five years ending December 31 is as follows: 2006- $602, 2007-$477, 2008-$477, 2009-$475 and 2010-$434.

Other assets, as of December 31, 2005 and 2004, consisted of the following:

		2005		2004
	Amortization Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Cash surrender value of life insurance	—	$—	$1,103	$—	$1,041
Debt issuance costs	4-10	1,252	5,101	429	4,727
Insurance cash collateral deposit	—	—	5,520	—	5,520
Other	3-10	695	3,096	579	2,390
Total		$1,947	14,820	$1,008	$13,678

The amortization of debt issuance costs was $598, $592 and $714 for the years ended December 31, 2005, 2004 and 2003.  Estimated amortization expense for each of the subsequent five years ending December 31 is $840 per year.

During 2004, the Company created a trust in favor of its insurance carrier to secure its liabilities under its self insured, casualty insurance program including workmen’s compensation insurance.  The liabilities were previously secured by an irrevocable stand-by letter of credit that was cancelled upon the deposit of approximately $5.5 million into the trust.

8.         Floorplan Notes Payable

The Company has floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach.  Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of December 31, 2005.  These obligations are reflected on the accompanying balance sheet as accounts payables as a current liability.

The total amount financed under these agreements was $2.7 million as of December 31, 2005.  These borrowings bear interest at the prime rate plus 150 basis points on the balances outstanding over 90 days.  As of December 31, 2005 the weighted average interest rate on all outstanding floorplan notes payable was 1.6%.  The interest rate on the liabilities that bear interest was 8.75% at December 31, 2005.

9.       Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Note offering discussed in Note 10, the Company entered into a secured revolving credit agreement (the “Revolving Credit Facility”) that expires March 15, 2008.  The Revolving Credit Facility currently provides for borrowings by the Company of up to $30.0 million, which may be increased to $50.0 million at the Company’s option. The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $30.0 million or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries and 2) up to $20.0 million secured by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20 million.  The Company is entitled to include initially in the borrowing base up to an additional $20 million of fixed assets, as defined.  The availability of funds secured by the fixed assets will amortize to zero over 60 months for that portion secured by machinery and equipment and 120 months for real estate or the remaining term of the Revolving Credit Facility, whichever is shorter.  The Revolving Credit Facility includes a sub-facility for up to $15 million of letters of credit.

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 4.8% at December 31, 2005) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or it’s prime rate, which was 7.25% at December 31, 2005).  Interest is payable monthly including a fee of 0.375% on the portion of the maximum amount of borrowings of the $50.0 million total commitment, including the option to increase the commitment, that remain unused during the period.  The Subsidiaries are also guarantors of the 8.75% Notes defined in Note 10.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale of assets, the ability of the Company to incur additional debt or pay dividends and restrict certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of a 1.0 to 1.0 should availability fall below $10 million.  At December 31, 2005, the Company was in compliance with all covenants of the Revolving Credit Facility. In the event that the Company’s borrowing availability is below $20.0 million the Company’s cash balances will become restricted.

As of December 31, 2005 and 2004, the Company had no borrowings outstanding and $2.3 million and $0.3 million, respectively, in standby letters of credit (see Note 16) and had unused gross borrowing availability, based on eligible accounts receivable and inventory, in excess of the $30.0 million borrowing limit under the Revolving Credit Facility.

10.          Long-term Debt and 8.75% Note Offering

Long-term debt as of December 31, 2005 and 2004 consisted of:

	2005	2004

8.75% Notes due 2014, plus unamortized premium of $2.0 million at December 31, 2005	$202,025	$155,000
Obligations under capital leases	3,357	3,427
Total long-term debt	205,382	158,427
Less current portion	1,017	943
Long-term debt, less current portion	$204,365	$157,484

On March 15, 2004 the Company completed a note offering of $125.0 million, 8.75% senior notes due in 2014 (the “8.75% Notes”) with interest payable semiannually.  The proceeds, net of costs, of the note offering of approximately $121.6 million were used to: (1) redeem the Company’s 12.5% senior secured notes due 2007 in the amount of $79.8 million including accrued interest through the redemption date of April 15, 2004 of  $3.9 million, (2) repay outstanding revolver debt of the Company of  $22.0 million including interest, (3) repay outstanding term and revolver debt of Morgan Olson of $14.0 million including accrued interest and prepayment penalties, (4) repay Specialty Manufacturing’s outstanding term loan of $773 including accrued interest and (5) provide temporary cash collateral for stand by letters of credit of $6.1 million.  The cash collateral for stand-by letters of credit was subsequently refunded upon the cancellation of the letters of credit.  On May 17, 2004, and January 21, 2005, the Company completed offers to sell an additional $30.0 million and $45.0 million, respectively, of 8.75% Notes.  The additional $30.0 million of 8.75% Notes were issued at par and the $45.0 million of 8.75% Notes were issued at a 5% premium.  The additional 8.75% Notes were issued on the same terms as the original issue.  Net proceeds from the additional offerings of approximately $46.4 million increased the Company’s cash balance.  The 8.75% Notes mature on March 15, 2014 and bear interest at an annual rate of 8.75% payable each September 15 and March 15, to the holders of record on September 1 and March 1 immediately preceding the interest payment date.  Costs associated with the $45 million offering of 8.75% Notes totaling approximately $1.3 million have been capitalized as debt issuance costs (see Note 7) and will be amortized over the term of the 8.75% Notes.  The debt issuance costs related to the retired 12.5% senior secured notes due 2007 of approximately $2.4 million were expensed during the year ended December 31, 2004.

On May 11, 2005, the Company completed an offer to exchange (“2005 Exchange Offer”) $200 million principal amount of its 8.75% Notes which have been registered under the Securities Act, for any and all of its outstanding unregistered 8.75% Notes.

The 8.75% Notes are subordinated to borrowings under the Revolving Credit Facility (see Note 9) and other secured indebtedness to the extent of the assets securing the debt.  Also, the Company’s obligations under the 8.75% Notes are guaranteed by each wholly-owned subsidiary of the Company (the “Subsidiary Guarantors”).  Each guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee.  The Subsidiary Guarantors are also borrowers under the Revolving Credit Facility (see Note 9).

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2009, at a defined premium plus accrued and unpaid interest to the date of redemption.  The Company may redeem up to 35% of the 8.75% Notes prior to March 15, 2007, at a defined premium plus accrued and unpaid interest to the date of redemption, in connection with an Equity Offering, as defined.

The 8.75% Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its Consolidated Coverage Ratio, as defined.  The Company may incur indebtedness if this ratio is greater than 2.0 to 1.0 and there is no other event of default, as defined.  At December 31, 2005, the Consolidated Coverage Ratio, as defined, was 2.1 to 1.0.

The Company estimates the fair value of the 8.75% Notes at December 31, 2005 and 2004 was approximately $169.0 and $162.8 million, based on their market value at that date compared to a recorded amount of $200 million and $155.0 million, respectively.

Effective June 10, 2003 the Company successfully completed the exchange (“2003 Exchange Offer”) of $85.0 million of its 12.5% senior notes due 2004 for $85.0 million of 12.5% senior secured notes due 2007.  Costs associated with the 2003 Exchange Offer of $831 were expensed during the year ended December 31, 2003.

The Company’s obligation under capital leases is due in varying maturity dates through 2009.  The capital leases are secured by certain equipment with a net book value of approximately $2.9 million and $2.7 million at December 31, 2005 and 2004, respectively.

Maturities.  Aggregate principal cash payments on long-term debt based on scheduled maturities for the next five years and thereafter as of December 31, 2005, are as follows:

2006	$1,262
2007	1,069
2008	1,024
2009	913
2010	314
2011 and thereafter	200,800
$205,382

11.                  Operating Leases

The Company leases certain manufacturing facilities and equipment under non-cancelable operating leases certain of which contain renewal options.  The future minimum lease payments subsequent to December 31, 2005 are as follows:

2006	$7,368
2007	5,917
2008	4,858
2009	4,065
2010	2,692
2011 and thereafter	2,209
Total minimum lease payments	$27,109

Total rental expense included in continuing operations under all operating leases was approximately $8.1 million, $9.2 million and $9.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12.          Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Cash paid for interest	$16,517	$12,069	$13,800
Cash paid for income taxes	4,228	942	756
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	970	2,950	—
In connection with the acquisition of businesses (see Note 4):
Fair value of assets acquired	17,960	23,335	16,100
Liabilities assumed	(5,690)	(5,429)	(1,759)

13.          Income Taxes

The income tax provision from continuing operations consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Current:
Federal	$1,819	$176	$420
State	362	1,441	204

Foreign	(433)	394	566
	1,748	2,011	1,190
Deferred:
Federal	1,784	1,972	1,522
State	(950)	151	3
	834	2,123	1,525
Income tax provision	$2,582	$4,134	$2,715

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$2,616	34%	$4,960	34%	$4,071	34%
Valuation allowance	(1,000)	(13)	(511)	(4)	(800)	(7)
Non-deductible expenses	81	1	(47)	(1)	(1)	—
State income taxes, net of federal income tax benefit	239	3	951	7	135	1
Foreign income and withholding taxes, net of federal benefit	106	2	260	2	373	3
Other	540	7	(1,479)	(10)	(1,063)	(9)
Provision for income taxes and effective tax rates	$2,582	34%	$4,134	28%	$2,715	23%

The domestic and foreign components of income (loss) from continuing operations before income taxes and discontinued operations were:

	2005	2004	2003
Domestic	$8,934	$13,512	$10,632
Foreign	(1,240)	1,023	1,344
Total	$7,694	$14,535	$11,976

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2005 and 2004 were:

	2005	2004
Current deferred tax asset:
Allowance for doubtful accounts	$329	$310
Employee benefit accruals and reserves	951	767
Other	119	235

Total current deferred tax asset	1,399	1,312
Long-term deferred tax asset:
Tax credit and operating loss carryforwards	7,810	8,621
Warranty liabilities	1,455	1,515
Other	2,271	2,197
Valuation allowance	(3,754)	(4,754)

Total long-term deferred tax asset	7,782	7,579

Long-term deferred tax liabilities:
Depreciation and amortization	(5,575)	(4,451)
Intangible assets	(1,134)	(1,134)

Total long-term deferred tax liability	(6,709)	(5,585)
Net long-term deferred tax asset	1,073	1,994
Net deferred tax asset	$2,472	$3,306

The Company had alternative minimum tax credit carryforwards of approximately $3.0 million and $1.4 million at December 31, 2005 and 2004 for U.S. federal income tax purposes, which may be carried forward indefinitely.  The Company had a capital loss carryforward of approximately $3.6 million at December 31, 2005 and 2004 for U.S. federal income tax purposes, which may be carried forward for five years.  During 2005, we utilized net operating loss carryforwards for U.S. federal tax purposes of approximately $7.2 million that were outstanding as of December 31, 2004.  At December 31, 2004, the Company had a valuation allowance of approximately $1.4 million against the capital loss carryforward deferred tax asset of $1.4 million.  At December 31, 2005 and 2004, the Company had state tax net operating loss carryforwards of approximately $63.0 million and recognized a deferred tax asset of $3.4 million.  At December 31, 2005, the state net operating loss carryforwards expire at varying dates ranging from one to 20 years.  At December 31, 2004, the Company recorded a valuation allowance of $3.4 million against this deferred tax asset as it was uncertain as to whether it would be realized.  During 2005, the Company re-evaluated the $3.4 million deferred tax asset and determined that $1.0 million was realizable and reduced the valuation allowance by that amount.  The reduction in the valuation allowance reduced the tax provision for the year by an equal amount or $1.0 million.  The Company believes, based on available evidence, that it is more likely than not that the Company’s net deferred tax asset will be realized in the future.

14.                  Common Stock

As of December 31, 2005 and 2004, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

15.                  Employee Benefit Plans

Employee Incentive Plans.  The Company has an incentive compensation plan for members of upper management of each of the Subsidiaries to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees are entitled to receive a bonus if the subsidiary attains or surpasses a stated percentage of that subsidiary’s earnings before interest and taxes, with the amount of bonus being tied to the subsidiary’s actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives including working capital performance objectives. The Company incurred expenses related to this plan totaling $1,539, $1,508 and $2,223 for the years ended December 31, 2005, 2004 and 2003, respectively.

JBPCO 401(k) Defined Contribution Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 100% of gross compensation and provides for Company matching contributions up to three percent of the first six percent of gross pay as well as the opportunity for an annual discretionary contribution.  The Company increased the matching percentage to three percent from two and one-half percent effective June 1, 2005.  The Company has not made discretionary contributions.  Vesting in the Company matching contribution is 20% per year over the first five years.  The Company incurred related employer matching contribution and administrative expenses of $1.4 million, $1.0 million and $0.7 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Defined Benefit Plan. Truck Accessories assumed future sponsorship of a defined benefit plan (the “Plan”) covering hourly employees at its Gem Top division that was sold and all the employees terminated effective February 28, 2003.  The plan was frozen effective March 31, 1996 and at December 31, 2005 and 2004 the plan was underfunded by approximately $33 and $48, respectively.  The Company’s funding policy for the Truck Accessories plan is to make the minimum annual contributions required by applicable regulations.

The Plan has invested its assets through a group annuity contract with an insurance company.  The targeted composition is set by the Company and is reallocated periodically.  The long-term portfolio is chosen based on the duration of the Plan’s individual population and is set towards funding for benefits payable in the future.  The fair value of the Plan’s assets was $286 and $217 as of December 31, 2005 and 2004, respectively.  The pension expense recognized was $39, $28 and $51 for the years ended December 31, 2005, 2004 and 2003, respectively. Based on immateriality of the Plan, Management does not believe expanded disclosure is necessary.

16.                  Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2.3 million and $0.3 million in standby letters of credit outstanding at December 31, 2005 and 2004, primarily securing the Company’s insurance programs.  During 2004, the Company deposited $5.5 million into a trust account in favor of its insurance carrier (See Note 7).  The funds will be held in trust to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

During 2004, the Company entered into an agreement with a key paint supplier, whereby it will exclusively purchase inventory from this supplier for five years, in return for favorable pricing.  The Company estimates that it will purchase approximately $6.5 million from this supplier in 2006.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan and Commercial Babcock directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreements generally provide that the Company is restricted to producing certain conversions or upfittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories, included in interest expense in the consolidated statements of income totaled $28, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.  Total consigned chassis inventory totaled $1.4 million and $0 at December 31, 2005 and 2004, respectively.

Environmental Matters.  The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of the Company’s operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”) impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and, persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

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

In June 2005, Morgan Olson was notified by the MDEQ that it had failed to file certain reports related to its air permit, wastewater discharge, and chemical inventory.  The Company is in discussions with the MDEQ to correct and settle these alleged violations.  At this point it is not known if the MDEQ will take enforcement action against

Morgan Olson, and the financial impact of such an enforcement action, if any, cannot be estimated. The ultimate financial impact is not expected to be material, however.

In July 2005, Morgan notified the United States Environmental Protection Agency (“USEPA”) that it had failed to file certain reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated there under.  All necessary reports were subsequently completed and filed with the USEPA.  At this point the Company does not know if the USEPA will take enforcement action against Morgan, and the financial impact of such an enforcement action, if any, cannot be estimated but could be material.

In January 2006, EFP was notified by the Tennessee Department of Environment and Conservation that a penalty was being assessed related to an inspection in January 2005 that indicated it had failed to maintain proper records and to file a report related to its air permit.  The Company has immediately updated its records and confirmed the report filing and is in discussions with TN DEC to settle these alleged violations.  The proposed penalty is $6 and is not considered material.

17.          Related Party Transactions

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  The Company pays to Southwestern a base fee of approximately $46 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; none was paid in 2005 and 2004, and $200 was paid in 2003. The Company paid Southwestern $569, $549 and $749 during 2005, 2004 and 2003, respectively, for all these services.

Under the terms of a Management Services Agreement between Morgan Olson and Southwestern Holdings, Morgan Olson paid Southwestern Holdings $800 during the year ended December 31, 2003, for certain management and administrative services that was included in selling general and administrative expenses.  The agreement between Morgan Olson and Southwestern Holdings was terminated effective with the acquisition of Morgan Olson by the Company.

Effective July 18, 2004, Morgan acquired from a partnership, of which Mr. Poindexter and Mr. Magee were partners, a certain real property located in Georgia.  Morgan paid approximately $2.2 million for the property, which was determined to be the fair market value of the property.  The property had been leased from the partnership since 1990 and is used by Morgan for manufacturing truck bodies.  Morgan paid $0, $174, and $286 in rent to the partnership in 2005, 2004 and 2003 pursuant to such lease.

On November 7, 2003, Mr. Poindexter exercised the buy-out option for certain equipment valued at $201 under lease to Specialty Manufacturing by a third party.  Specialty Manufacturing made interest only payments to Mr. Poindexter of $10 during 2004, when Specialty Manufacturing purchased the equipment from Mr. Poindexter for $201.

18.          Discontinued Operations

Effective May 28, 2004, Truck Accessories sold principally all of the assets of Midwest Truck Aftermarket (“MTA”), its remaining distribution operation.  Truck Accessories realized cash proceeds of approximately $1.3 million.  MTA’s total assets and liabilities totaled approximately $2,178 and $652, respectively, at December 31, 2003.  The Company wrote off related goodwill of $300, less income tax benefit of $125, as a loss on sale of discontinued operations for the year ended December 31, 2004.  Truck Accessories disposed of principally all of its distribution operations in 1999.  MTA and three retail stores, of which one was disposed of in 2002, comprised the remaining distribution operations.  MTA’s net sales were $4.1 million and $10.0 million for the years ended December 31, 2004 and 2003, respectively.  MTA’s loss before income tax benefit was $319 and $147 for the years ended December 31, 2004 and 2003, respectively.  MTA’s loss before income tax benefit included interest expense of $0 and $20 for the years ended December 31, 2004 and 2003, respectively, related to the borrowings of MTA under the Revolving Credit Facility.  The borrowings were repaid using the proceeds from the sale.

During 2003, the Company received a settlement from a class action suit of approximately $280 and proceeds from a surrendered life insurance policy of approximately $86 that were related to operations sold in 1999.  Income before income taxes from these transactions of $366 was included in loss from discontinued operations for the year ended December 31, 2003.

The results of operations of all of the discontinued operations described above have been reported as discontinued operations in the consolidated financial statements for the periods presented.  In addition, the net assets and liabilities which were disposed of have been segregated within the consolidated balance sheet and $630 and $619 included in other current liabilities as of December 31, 2005 and 2004, respectively.

The loss from discontinued operations during the years ended December 31, 2004, and 2003, were as follows:

	2004	2003
Loss on sale of discontinued operations less applicable income tax benefit of $(125) and $ - , respectively.	$(175)	$—
Loss from discontinued operations less applicable income tax benefit of $(134) and $(52), respectively	(352)	(155)
	$(527)	$(155)

19.          Subsequent Events

Effective January 3, 2006 the company acquired Kellerman Coach Inc., located in Amelia, Ohio.  Kellerman Coach does business as Eagle Coach Company and the name was changed to Eagle Specialty Vehicles Inc., (“Eagle Coach”) effective February 14, 2006.  Eagle Coach manufactures funeral coaches and will be operated as part of Specialty Vehicles along with Federal Coach.  The Company paid approximately $7.5 million for Eagle Coach using funds from the proceeds of the 8.75% Notes offerings.  Eagle Coach’s sales were approximately $15.0 million and unaudited pro forma operating income was approximately $0.5 million for the year ended December 31, 2005.

Effective March 17, 2006, Truck Accessories acquired State Wide Aluminum, Inc., (“State Wide”) located in Elkhart, Indiana.  State Wide manufactures windows and doors used in the manufacture of pick-up truck caps and is a supplier to Truck Accessories.  Truck Accessories paid approximately $6.4 million for State Wide using funds from the proceeds of 8.75% Notes offerings and will operate the business as its subsidiary.  State Wide’s sales were approximately $26.0 million and unaudited pro forma operating income was approximately $1.2 million for the year ended December 31, 2005.

Management is in the process of analyzing the purchase price allocations for these acquisitions and will include its preliminary assessment in its first quarter 2006 financial statements filed on Form 10-Q.

20.          Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13 week quarters.  Shown below are the selected unaudited quarterly data.

	March 31 2005	June 30 2005	September 30 2005	December 31 2005
Net sales	$162,465	$178,279	$173,927	$153,447
Cost of sales	144,986	155,635	152,788	139,711
Gross profit	17,479	22,644	21,139	13,736
Selling, general and administrative expense	11,595	12,341	13,176	12,853
Other expense (income)	(49)	201	409	(57)
Operating income	5,933	10,102	7,554	940
Interest expense, net	4,232	3,931	4,513	4,159
Income tax provision (benefit)	448	2,304	1,657	(1,827)
Net income	$1,253	$3,867	$1,384	$(1,392)
Depreciation and amortization	$2,594	$2,351	$2,371	$3,044
Amortization of debt issuance costs	$(138)	$(184)	$(126)	$(150)

	March 31 2004	June 30 2004	September 30 2004	December 31 2004
Net sales	$131,672	$146,559	$141,462	$165,228
Cost of sales	115,065	127,335	126,060	145,012
Gross profit	16,607	19,224	15,402	20,216
Selling, general and administrative expense	9,839	10,100	9,822	10,840
Loss on extinguishment of debt	2,213	—	—	181
Other income	(5)	(54)	(21)	(358)
Operating income	4,560	9,178	5,601	9,553
Interest expense, net	4,029	2,905	3,624	3,799
Income tax provision	225	2,497	765	647
Income before discontinued operations	306	3,776	1,212	5,107
Loss from discontinued operations, net of applicable taxes	(20)	(356)	—	(151)
Net income	$286	$3,420	$1,212	$4,956
Depreciation and amortization	$2,309	$2,307	$2,326	$2,585
Amortization of debt issuance costs	$(223)	$(125)	$(144)	$(100)

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated there under, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, the Company’s chief executive officer and principal financial officer have concluded that disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  There have been no changes in internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors and Executive Officers of the Registrant

The Company’s directors and executive officers are set forth below. All directors hold office until the next annual meeting or until their successors are duly elected and qualified. The executive officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors.

Name	Age	Position
John B. Poindexter	61	Chairman of the Board and Chief Executive Officer
Stormy T.W. Hicks	59	Director, President and Chief Operating Officer
Stephen P. Magee	58	Director
William J. Bowen	84	Director
Andrew E. Foskey	39	Vice President Business Development
Robert S. Whatley	54	Vice President Finance, Secretary and Treasurer
Larry T. Wolfe	57	Vice President Administration and Assistant Secretary

John B. Poindexter has served as Chairman of the Board and Directors since 1988 and Chief Executive Officer since 1994.  He was President from November 2002 until September 2005.  From 1985 through 1994, Mr. Poindexter was the majority limited partner of J.B. Poindexter & Co., L.P., a privately held, long-term equity investment and management firm formed by Mr. Poindexter in 1985. From 1983 through 1985, he was co-managing partner of KD/P Equities, a privately held equity investment firm that he co-founded. From 1976 through 1983, Mr. Poindexter worked for Smith Barney, Harris Upham & Co. While with Smith Barney, he became a senior vice president for its Smith Barney Venture Corporation and Smith Barney Capital Corporation affiliates and a partner in First Century Partnership II, an investment fund managed by Smith Barney Capital.

Stormy T.W. Hicks has served as President and Chief Operating Officer and a member of the Board since joining the Company in September 2005.  Following his retirement from Ford Motor Company after a 20 year career, he served as the Vice President and General Manager of a division of Eaton Aeroquip for two and one half years followed by four years as President of the Fluid Handling Division of ITT Automotive.

Stephen P. Magee served as Director since the Company was formed in 1988, as Treasurer from 1988 to 2001 and as Chief Financial Officer from 1994 to 2001. Mr. Magee also serves as Chairman of the Audit Committee of the Board of Directors.

William J. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company, a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco Energy from 1974 until his retirement from that position in 1987. Mr. Bowen serves on the Company’s Audit Committee.

Andrew E. Foskey has served as Vice President Business Development since July 2001. He is responsible for the Company’s acquisition efforts. He has 13 years of experience in accounting, financial management, banking and investment banking. Before joining J.B. Poindexter & Co., Inc., Mr. Foskey served as Chief Financial Officer of Consolidated Equipment Companies in Houston, Texas and as Director of Corporate Finance for Comerica Bank in Detroit, Michigan.

Robert S. Whatley has served as Vice President since June 1994. He served as Chief Financial Officer of a petrochemical trading company and Vice President of Finance and Treasurer of Weatherford International, an energy services company. He is a Certified Public Accountant and a member of the Institute of Chartered Accountants in England and Wales.

Larry T. Wolfe has served as Vice President of Administration since May of 1995. He previously served as Vice-President of Human Resources and Administrative Services for Transco Energy Company.

Directors who are officers or employees do not receive fees for serving as directors. The Company pays $20,000 per year as director’s fees to each outside director. Mr. Magee receives $8,000 per year as Chairman of the Audit Committee of the Board of Directors.

Audit Committee

The Audit Committee is a standing committee of the Board of Directors. The primary purposes of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by the Company with legal and regulatory requirements, including disclosure controls and procedures. The Committee also reviews the Company’s critical accounting policies, annual and quarterly reports on Form 10-K and Form 10-Q, and earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.

The current members of the Audit Committee are Messrs. Magee (chairman) and Bowen. Since the Company is not a publicly traded company, on a listed exchange, the Board of Directors has not designated a member of the Audit Committee as an “audit committee financial expert” who is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Other significant persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary or division thereof and is an important contributor to operations:

Name	Age	Position
Nelson Byman	58	President of Specialty Manufacturing Group
Bruce Freeman	52	President of Truck Accessories
Bill Flint Jr.	56	President of EFP Corporation
Norbert Markert	45	President of Morgan Corporation

Nelson Byman became President of MIC Group in June of 1998 and President of Specialty Manufacturing in January 2001. Previously, Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield related equipment.

Bruce Freeman was named Senior Vice President of Operations of J.B Poindexter & Co., Inc. on November 15, 2001 and became President of Truck Accessories during July 2002. Previously, Mr. Freeman spent 20 years with the General Electric Company in a variety of operations and senior management assignments followed by four years as President of AEC Sterling and later was a Senior Vice President with NorthWestern Growth Corporation.

Bill Flint was named President of EFP Corporation on October 6, 2003. Previously Mr. Flint was President and Chief Operation Officer of Flambeau Corporation, a plastics manufacturing company.

Norbert Markert became the President and Chief Operating Officer of Morgan Corporation in November 2005.  Previously he served two years as the President of Autoliv of North America after having been the President of Pilkington Automotive North America for four years.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to its executive officers. Management does not believe that a code of ethics is a substitute for an obligation to always act in an honest and ethical fashion.

Item 11.         Executive Compensation

The following table sets forth certain information regarding the compensation paid to the Chief Executive Officer and the Company’s four most highly compensated executive officers (including executive officers of the Company’s subsidiaries) other than the Chief Executive Officer, at the end of the last completed fiscal year (collectively, the “named officers”).

Summary Compensation Table

	Annual compensation
Name and principal position	Year	Salary		Bonus
John B. Poindexter	2005	— (a	)	$—
Chairman of the Board and Chief Executive Officer	2004	— (a	)	$—
	2003	— (a	)	$—

Bruce Freeman	2005	$281,946		$103,018
President, Truck Accessories Group	2004	$268,000		$138,000
	2003	$248,000		$25,000

Larry Wolfe	2005	$243,000		$139,383
Vice President Administration	2004	$231,666		$204,535
	2003	$223,000		$45,000

Nelson Byman	2005	$220,366		$140,692
President, Specialty Manufacturing Group	2004	$206,000		$128,000
	2003	$198,800		$25,000

Andrew Foskey	2005	$200,000		$150,000
Vice President Business Development	2004	$197,500		$35,614
	2003	$183,333		$80,592

(a) Mr. Poindexter does not receive a salary from us. His services are provided to us pursuant to a Management Services Agreement. See “—Management services agreement.”

The Company’s incentive compensation plan covering certain of its staff executive officers is similar to the Subsidiary Incentive Plans described below. Additionally, during 1999, the Company implemented a long-term compensation plan in order to provide the opportunity for certain key management personnel to be further rewarded with financial incentives for achieving financial objectives. Awards under the plan vest over a three year period provided certain financial objectives have been met. Amounts vested to date under this plan are approximately $121,000. Mr. Poindexter is not eligible to participate in this plan.

Mr. Poindexter is covered by the various employee insurance programs provided by Morgan to its employees.

Management Services Agreement

The Company entered into a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”) owned by Mr. Poindexter. Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter who serves as Chairman of the Board and Chief Executive Officer. The Company paid to Southwestern approximately $569,000, 549,000 and $749,000 for the years ended December 31, 2005, 2004 and 2003 for the services of Mr. Poindexter. The annual fee is subject to annual automatic increases based upon the consumer price index.

Subsidiary Incentive Plans

The Company has adopted an incentive compensation plan for members of upper management of each of the subsidiaries (“Subsidiary Incentive Plans”) to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees are entitled to receive a bonus if the subsidiary attains or surpasses a stated percentage of that subsidiary’s earnings before interest and taxes, with the amount of bonus being tied to the subsidiary’s actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives including working capital performance objectives. During 2005, 2004 and 2003, the Company paid an aggregate $1,508,000, $2,223,000, and $527,000 to employees pursuant to these plans.

The subsidiaries also maintain certain other benefit plans for respective officers and employees.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2005 for (i) each person who beneficially owns 5% or more of the Company’s outstanding common stock and (ii) all other executive officers and directors as a group.  No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

Directors, officers and 5% stockholders	Title of Class	Beneficial number of shares	Ownership percent of class
John Poindexter (director and named executive officer)	Common Stock	3,059	100%
All other directors and executive officers as a group (6 persons)	“	—	—

Mr. Poindexter has sole voting and investment power with respect to all shares of common stock that he beneficially owns and is the only person who beneficially owns 5% or more of outstanding common stock.  His address is 1100 Louisiana St., Suite 5400, Houston, Texas 77002.

Item 13.         Certain Relationships and Related Transactions

Mr. John Poindexter owns 100% of the Company’s outstanding capital stock. Mr. Stephen Magee is a director. A corporation owned by Mr. Poindexter, of which Mr. Magee is the president, is the general partner of a partnership that leased certain real property in Georgia to Morgan. The Company paid $286,000 in rent to the partnership in 2003 and $174,000 in 2004.  The Company believes that the rent paid by Morgan to Bartow in the past was a competitive market rate for the location. Effective July 18, 2004, Morgan acquired the real property located in Georgia.  Morgan paid approximately $2.2 million for the property, which was determined to be the fair market value of the property.

The Company has entered into a Management Services Agreement with Southwestern Holdings, Inc., which is owned by Mr. Poindexter and for which Mr. Magee, one of the Company’s directors, serves as President. Pursuant to the Management Services Agreement, Southwestern Holdings, Inc. provides services to the Company, including those of Mr. Poindexter. The Company pays to Southwestern Holdings, Inc. approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern Holdings, Inc. or raise the annual increases above normal adjustments subject to certain limitations. For all services, the Company paid Southwestern Holdings, Inc. $749,000 in 2003, $549,000 in 2004 and $569,000 in 2005. In addition to the base consulting fee, Mr. Poindexter is covered under Morgan’s employee insurance plan and is reimbursed for travel and other miscellaneous expenses.

In connection with the Morgan Olson contribution in March 2004, Mr. Poindexter contributed all of his shares of Morgan Olson to the Company.  Mr. Poindexter previously owned 100% of Morgan Olson. Effective with his acquisition of Morgan Olson, the Company, through Morgan, agreed to provide certain management services to Morgan Olson pursuant to a Management Services Agreement between Morgan Olson and the Company. The Company charged Morgan Olson management fees of approximately $362,000 and $160,000 during 2003 and 2004, respectively.  Morgan purchased certain materials for and provided the services of certain key personnel to Morgan Olson for which it was reimbursed at cost. Morgan charged Morgan Olson approximately $956,000 for the year ended December 31, 2003 and approximately $22,000 for the period January 1, 2004 through March 15, 2004. As of December 31, 2003, Morgan Olson owed the Company approximately $272,000, all of which was paid subsequently. In addition, at December 31, 2003, Morgan Olson owed approximately $142,000 to Southwestern Holdings, Inc.

Under the terms of a Management Services Agreement between Morgan Olson and Southwestern Holdings, Morgan Olson paid Southwestern Holdings $800,000 during the year ended December 31, 2003, for certain management and administrative services that was included in selling, general and administrative expenses.  The agreement between Morgan Olson and Southwestern Holdings was terminated effective with the acquisition of Morgan Olson by the Company.

On November 7, 2003, Mr. Poindexter exercised the buy-out option for certain equipment valued at $201,000 under lease to Specialty Manufacturing by a third party. Specialty Manufacturing made interest only payments to Mr. Poindexter of $10,200 during 2004, when Specialty Manufacturing purchased the equipment from Mr. Poindexter for $201,000.

Mr. Magee provided the Company consulting services in 2003, 2004 and 2005. The Company paid him $3,600 in 2003, $44,400 in 2004 and $180,955 in 2005 for those services and reimbursements for related business expenses.

Mr. Poindexter previously held $4.5 million in aggregate principal amount of the 12.5% senior secured notes due 2007 and Mr. Magee previously held $0.1 million in aggregate principal amount of theses senior secured notes. The Company redeemed the notes with the proceeds of the initial offering of $125 million in aggregate principal amount of 8.75% Notes, and paid them 100% of the principal amount plus accrued interest.

Item 14.         Principal Accountant Fees and Services

Audit Fees. For the year ending December 31, 2005, the Company incurred aggregate professional fees from Crowe Chizek and Company LLC (“CCC”) in the amount of (i) $261,000 for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs, (ii) $140,000 for assurance and related services, including accounting advice related to debt offerings in 2005 and (iii) $20,000 for the audit of the Company’s 401(k) Defined Contribution Plan for the year ended December 31, 2004. These fees were pre-approved by the Audit Committee under the procedures described below.

Pre-Approval Procedures

The Company’s Audit Committee is responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services to be provided by the independent auditors. The Audit Committee maintains a policy for the engagement of independent auditors that is intended to maintain the independence from the Company of the independent auditors. In adopting this policy, the Company’s Audit Committee considered the various services that independent auditors have historically performed or may be needed to perform in the future for the Company. Under this policy, which is subject to review and re-adoption at least annually by the Audit Committee:

•                                          The Audit Committee approves the performance by the independent auditors of audit-related services, subject to restrictions in certain cases, based on the Audit Committee’s determination that this would not be likely to impair the independence of the independent auditors from the Company;

•                                          The Company’s management must obtain the specific prior approval of the Company’s Audit Committee for each engagement of the independent auditors to perform any auditing or permitted non-audit services; provided however, that specific prior approval by the Company’s Audit Committee is not required for any auditing services that are within the scope of a pre-approved engagement and are consistent with other services provided by the auditor in the past; and provided further that specific prior approval is not required for permitted non-audit services that:

(i)                                     in the aggregate do not total more than $25,000;

(ii)                                  were not recognized by the Company at the time of the engagement to be non-audit services; and

(iii)                               are promptly brought to the attention of the Company’s Audit Committee and approved by the Audit Committee in accordance with this policy prior to the completion of the audit.

•                                          The performance by the independent auditors of certain types of services (bookkeeping or other services related to the accounting records or financial statements of the Company; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions or human resources; broker or dealer, or investment adviser or investment banking services; legal services and expert services unrelated to the audit; and any other service that the applicable federal oversight regulatory authority determines, by regulation, is impermissible) is prohibited due to the likelihood that their independence would be impaired.

Any approval required under this policy must be given by the Company’s Audit Committee, by the chairman of the Audit Committee in office at the time, or by any other Audit Committee member to whom the Audit Committee has delegated that authority. The Company’s Audit Committee will not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

The standard applied by the Company’s Audit Committee in determining whether to grant approval of an engagement of the independent auditors is whether the services to be performed, the compensation to be paid for such services and other related factors are consistent with the independent auditor’s independence under guidelines of the Securities and Exchange Commission and applicable professional standards. Relevant considerations include, but are not limited to, whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of the Company’s financial statements; whether the independent auditors would be functioning in the role of management or in an advocacy role; whether performance of the service by the independent auditors would enhance the Company’s ability to manage or control risk or improve audit quality; whether performance of the service by the independent auditors would increase efficiency because of their familiarity with the Company’s business, personnel, culture, systems, risk profile and other factors; and whether the amount of fees involved, or the proportion of the total fees payable to the independent auditors in the period that is for tax and other non-audit services, would tend to reduce the ability of the independent auditors to exercise independent judgment in performing the audit.

Part IV

Item 15.         Exhibits, Financial Statement Schedules and Reports on Form 10-K

1.             Financial Statements:

The following financial statements are included within the text of this report

Financial Statement

Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholder’s Equity (Capital Deficiency) for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.             Financial Statement Schedules:

Valuation and Qualifying Accounts disclosures have been incorporated in the Notes to Consolidated Financial Statements.

3.             Exhibits

The following exhibits are included with this report

Exhibit Number	Description

3.1 (1)	Second Restated Certificate of Incorporation of J.B. Poindexter & Co., Inc. dated January 21, 1994.

3.2 (2)	Certificate of First Amendment to the Second Restated Certificate of Incorporation of J.B. Poindexter & Co., Inc. dated December 29, 1994.

3.3 (2)	Amended and Restated Bylaws of J.B. Poindexter & Co., Inc. dated July 29, 1994

4.1(4)

Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.2(5)	Form of 8.75% Senior Note due 2014.

4.3(5)	Form of Senior Note Guarantee of 8.75% Senior Notes due 2014.

4.4(5)

First Supplemental Indenture dated December 14, 2004, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.5(4)	Registration Rights Agreement dated March 15, 2004, among J.B. Poindexter & Co., Inc., certain guarantors listed therein, J.P. Morgan Securities Inc. and certain initial purchasers listed therein.

4.6(5)	Registration Rights Agreement dated May 17, 2004, among J.B. Poindexter & Co., Inc., certain guarantors listed therein and J.P. Morgan Securities Inc.

4.7(5)	Registration Rights Agreement dated January 27, 2005, among J.B. Poindexter & Co., Inc., certain guarantors listed therein and J.P. Morgan Securities Inc.

4.8*

Second Supplemental Indenture dated June 10, 2005, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.9*

Third Supplemental Indenture dated January 9, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

10.1(4)

Loan and Security Agreement dated March 15, 2004, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.2(4)

First Amendment to Loan and Security Agreement dated May 13, 2004, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.3(5)

Limited Consent and Second Amendment to Loan and Security Agreement dated November 3, 2004, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.4(5)

Third Amendment to Loan and Security Agreement dated January 20, 2005, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.5(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Truck Accessories Group, Inc.

# 10.7 (1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

# 10.8 (1)	Morgan Trailer Mfg. Co. Long-Term Management Equity Appreciation Program dated May 10, 1990.

# 10.9(5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

#	10.10 (3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

10.11 (6)

Fourth Amendment to Loan and Security Agreement dated April 25, 2005, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

*	12	Computation of Ratio of Earnings to Fixed Charges.

*	21	List of subsidiaries of J.B. Poindexter & Co., Inc.

*	31.1	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

*	31.2	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

**	32.1	Section 1350 Certificate of the Chief Executive Officer

**	32.2	Section 1350 Certificate of the Chief Financial Officer

*                 Filed herewith.

**          Furnished herewith.

#                 Management contracts or compensatory plans.

(1)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994

(2)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.

(3)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.

(4)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.

(5)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.

(6)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: March 29, 2006	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2006	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2006	By	/s/ Stephen P. Magee
Stephen P. Magee, Director

Date: March 29, 2006	By	/s/ William J. Bowen
William J. Bowen, Director

Date: March 29, 2006	By	/s/ Stormy T.W. Hicks
Stormy T.W. Hicks, President, Chief Operating
Officer and Director

Date: March 29, 2006	By	/s/ Robert S. Whatley
Robert S. Whatley, Vice President Finance,
Secretary and Treasurer
(Principal Financial and Accounting Officer)