Form 10-Q
period 2006-03-31
POINDEXTER J B & CO INC
filed 2006-05-15
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in in Rule 12b-2 of the Exchange Act. (Check One): Large Accelerated Filer: ☐ Accelerated Filer: ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 15, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,831	$40,855
Short-term investments	15,266	15,266
Accounts receivable, net	69,193	50,156
Inventories, net	70,098	57,207
Deferred income taxes	1,572	1,399
Income tax receivable	1,270	1,759
Prepaid expenses and other	2,198	2,219
Total current assets	165,428	168,861
Property, plant and equipment, net	57,040	54,333
Goodwill	29,741	24,759
Intangible assets, net	12,059	9,330
Deferred income taxes	801	1,073
Other assets	13,975	14,820
Total assets	$279,044	$273,176
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,186	$1,017
Accounts payable	38,997	29,288
Accrued compensation and benefits	7,399	7,976
Other accrued liabilities	11,450	15,681
Total current liabilities	59,032	53,962
Non-current liabilities
Long-term debt, less current portion	204,494	204,365
Employee benefit obligations and other	5,422	5,198
Total non-current liabilities	209,916	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(28)	(10)
Accumulated deficit	(9,364)	(9,825)
Total stockholder’s equity	10,096	9,651
Total liabilities and stockholder’s equity	$279,044	$273,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Net sales	$185,541	$162,465
Cost of sales	165,348	144,986
Gross profit	20,193	17,479
Selling, general and administrative expense	14,959	11,546
Operating income	5,234	5,933
Interest expense	4,724	4,384
Interest income	(255)	(152)
Income before income taxes	765	1,701
Income tax provision	304	448
Net income	$461	$1,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$461	$1,253
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,773	2,732
Amortization of debt issuance costs	128	138
Provision for excess and obsolete inventory	202	(47)
Provision for doubtful accounts receivable	131	202
Deferred income tax benefit	47	1,083
Other	(24)	(204)
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(14,894)	(4,497)
Inventories	(8,833)	(5,466)
Prepaid expenses and other	216	260
Accounts payable	7,536	1,174
Accrued income taxes	(202)	(941)
Accrued interest	(4,424)	(3,301)
Other accrued liabilities	(630)	(2,513)
Net cash used in operating activities	(17,513)	(10,127)
Cash flows from investing activities:
Acquisition of businesses	(13,813)	—
Purchase of property, plant and equipment	(3,568)	(2,243)
Proceeds from sale of property, plant and equipment	189	—
Proceeds from sale of short-term investments	—	5,000
Purchase of short-term investments	—	(19,868)
Net cash used in investing activities	(17,192)	(17,111)
Cash flows from financing activities:
Proceeds from long-term debt	—	47,250
Payments of long-term debt	(329)	(278)
Exchange offer consent fee and debt issuance costs	—	(873)
Net cash (used in) provided by financing activities	(329)	46,099
Effect of exchange rate on cash	10	(223)
Change in cash and cash equivalents	(35,024)	18,861
Cash and cash equivalents at beginning of period	40,855	19,432
Cash and cash equivalents at end of period	$5,831	$38,070

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005  filed with the Securities and Exchange Commission on March 31, 2006 on Form 10-K.

(3) Segment Data. The following is a summary of the business segment data:

	For the three months ended March 31,
	2006	2005
Net Sales
Morgan	$95,995	$94,320
Morgan Olson	13,401	12,598
Truck Accessories	39,178	37,506
Specialty Manufacturing Division	37,007	18,066
Eliminations	(40)	(25)
Net Sales	$185,541	$162,465

Operating Income (loss)
Morgan	$3,795	$4,414
Morgan Olson	(1,297)	(618)
Truck Accessories	2,185	2,437
Specialty Manufacturing Division	2,434	684
JBPCO (Corporate)	(1,883)	(984)
Operating Income	$5,234	$5,933

	March 31, 2006	December 31, 2005
Total Assets as of:
Morgan	$95,147	$83,620
Morgan Olson	25,000	24,430
Truck Accessories	73,134	62,186
Specialty Manufacturing Division	67,499	56,113
JBPCO (Corporate)	18,264	46,827
Total Assets	$279,044	$273,176

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 52% and 51% of Morgan’s net sales during each of the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from these customers totaled $13.9 million and $4.7 million at March 31, 2006 and December

31, 2005, respectively. Sales of Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 15% and 16% of Specialty Manufacturing’s net sales during each of the three months ended March 21, 2006 and 2005, respectively. Accounts receivable from this customer totaled $2.1 million and $1.8 million at March 31, 2006 and December 31, 2005, respectively.

The JBPCO (Corporate) costs were $1.9 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively, which in 2006 included costs for additional personnel as well as incremental costs related to enterprise-wide initiatives to improve manufacturing processes.

(4) Comprehensive Income. The components of comprehensive income were as follows:

	For the three months ended March 31,
	2006	2005
Net income	$461	$1,253
Unrealized loss on short-term investments	(92)	(57)
Foreign currency translation gain (loss)	74	(116)
Comprehensive income	$443	$1,080

(5) Acquisitions. Effective March 17, 2006, the Company acquired all of the outstanding stock of State Wide Aluminum, Inc. (“State Wide”). The results of State Wide’s operations have been included in the consolidated financial statements since that date. State Wide is located in Elkhart, Indiana and is one of Truck Accessories’ two principal suppliers of windows and doors, used in the manufacture of pick-up truck caps. State Wide operates as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was $6.4 million. The company is in the process of completing its valuation of certain intangible assets and the allocation of purchase price is subject to change. The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

State Wide	March 17, 2006
Accounts receivable	$2,181
Inventories	2,493
Other current assets	81
Property, plant and equipment	923
Goodwill	3,512
Current liabilities	(2,782)
Other long-term liabilities	(35)
$6,373

Effective January 3, 2006, the Company acquired all of the outstanding stock of Kellerman Coach, Inc. (“Eagle Coach”). The results of Eagle Coach’s operations have been included in the consolidated financial statements since that date. Eagle Coach is located in Amelia, Ohio and manufactures funeral coaches. Eagle Coach and Federal Coach comprise the Specialty Vehicle Group that operates as a division of the Specialty Manufacturing Division and Eagle Coach continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $7.4 million. The company is in the process of completing its valuation of certain intangible assets; thus, the allocation of purchase price is subject to change. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Eagle Coach	January 3, 2006
Accounts Receivable	$1,933
Inventories	1,658
Other current asset	18
Property, plant and equipment	232
Other long-term asset	161
Goodwill	1,470
Acquired Intangibles	2,890
Current liabilities	(887)
Accrued warranty	(35)
$7,440

Effective June 6, 2005, the Company acquired 100% of the membership interests in Federal Coach LLC (“Federal Coach”). The results of Federal Coach’s operations have been included in the consolidated financial statements since that date. Federal Coach is located in Fort Smith, Arkansas and is a manufacturer of funeral coaches, limousines and mid-sized buses. Federal Coach and Eagle Coach comprise the Specialty Vehicle Group that operates as a division of the Specialty Manufacturing Division and Federal Coach continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $12.3 million. The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Federal Coach	June 6, 2005
Accounts receivable	$2,465
Inventories	9,330
Other current assets	15
Property, plant and equipment	649
Goodwill	1,850
Acquired intangibles	3,650
Accounts payable	(4,336)
Customer deposits	(343)
Accrued warranty	(66)
Other current liabilities	(944)
$12,270

The combined results of operations of the Company for the three months ended March 31, 2006 and 2005, including State Wide, Eagle Coach and Federal Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would be as follows:

	Pro forma as of March 31,
	2006	2005

Net sales	$191,018	$181,078
Operating income	5,294	7,019
Income before income taxes	860	1,672

(6) Inventories. Consolidated inventories, net, consisted of the following:

	March 31	December 31,
	2006	2005
Raw Materials	$44,336	$36,172
Work in Process	17,904	13,879
Finished Goods	7,858	7,156
Total Inventories	$70,098	$57,207

(7) Floorplan Notes Payable

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach. Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of March 31, 2006 and December 31, 2005. These obligations are reflected on the accompanying balance sheet as accounts payable, as a current liability.

The total amount financed under these agreements was $1.9 million and $2.7 million as of March 31, 2006 and December 31, 2005, respectively. These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days. As of March 31, 2006, the weighted average interest rate on all outstanding floorplan notes payable was 0.4%. The interest rate on the liabilities that bear interest was 8.75%  at March 31, 2006.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
Cash paid for interest	$9,147	$8,820
Cash paid for income taxes	118	848
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	690	660

(9) Income Taxes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. The income tax provisions for the three months ended March 31, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as a reduction of the valuation allowance of approximately $0.3 million in 2005.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company has recorded a valuation allowance of $3.8 million as of March 31, 2006 and December 31, 2005 against a capital loss carry forward and a state net operating loss carry forward deferred tax asset of an equal amount. While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

(10) Contingencies.

Claims and Lawsuits. The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments. The Company had $2.3 million in standby letters of credit outstanding at March 31, 2006 and December 31, 2005, primarily securing the Company’s insurance programs.

During 2005, the Company entered into an agreement with a key supplier, whereby it will exclusively purchase inventory from this supplier for five years, in return for favorable pricing. The Company estimates that it will purchase approximately $6.5 million of product from this supplier in 2006.

Consigned Chassis Inventories. The Company obtains vehicle chassis for certain units produced at Morgan and Commercial Babcock directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation. Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers. The agreements generally provide that the Company is restricted to producing certain conversions or upfittings on these chassis. The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer. Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis. The finance charges incurred on consigned chassis inventories, included in interest expense in the consolidated income statements totaled $8 and $0 for the periods ended at March 31, 2006 and 2005, respectively. Total consigned chassis inventory totaled $1.7 million at March 31, 2006 and $1.4 million at December 31, 2005.

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

Beginning in 2003 Leer East, a division of Truck Accessories, submitted a request to modify its air permit and increase the emission limits. During this process, the Pennsylvania Department of Environmental Protection (“DEP”) made the company aware that it believed that the plant had ongoing violations. The company has investigated the alleged violations and does not fully agree with the DEP. In an attempt to settle the matter and improve the operating capacity of the operation, the company is working with the DEP. Though a penalty now appears to be likely, it is not expected to be material.

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

In June 2005, Morgan Olson was notified by the MDEQ that it had failed to file several reports. The reports are related to its air permit, wastewater discharge, and chemical inventory. The Company is in discussions with MDEQ to correct and settle these alleged violations. Though a penalty is likely, it is not expected to be material.

In July 2005, Morgan notified the United States Environmental Protection Agency (“USEPA”) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. This matter was fully investigated and as of August 31, 2005 all necessary reports had been completed and filed with the USEPA. Action by the USEPA is probable and could be material to Morgan.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2005 annual report filed on Form 10-K in Item 7 under the caption “Overview”. For a complete overview please refer to that section.

Effective January 3, 2006 and March 17, 2006, respectively, we acquired all of the outstanding common stock of Kellerman Coach, Inc., (“Eagle Coach”) and State Wide Aluminum, Inc., (“State Wide”). Eagle Coach manufactures funeral coaches at a plant in Amelia, Ohio. Federal Coach, which was acquired on June 6, 2005, and Eagle Coach comprise our Specialty Vehicle Group that is part of our Specialty Manufacturing Division segment. The acquisition of Eagle Coach gives the Specialty Vehicle Group approximately 50% of the funeral coach market in the United States. State Wide manufactures window and door components for use in pick up truck caps and live stock trailers. State Wide is a supplier of components to Truck Accessories and will be operated as part of that segment. The results of operations of these acquired businesses have been included in our results of operations subsequent to their acquisition.

Results of Operations

Three months ended March 31, 2006 Compared to Three months ended March 31, 2005 (Unaudited)

Sales. Our consolidated net sales increased $23.1 million, or 14.2%, to $185.6 million for the quarter ended March 31, 2006 compared to $162.5 million for the quarter ended March 31, 2005. Net sales of operations acquired during the quarter were $16.8 million and excluding acquired operations, our consolidated net sales increased $6.3 million or 3.9%.

•                  Morgan’s net sales increased $1.7 million, or 1.8%, to $96.0 million compared to $94.3 million for the prior period. Unit shipments declined 8.0% offset by a 10.4% increase in the average selling price of a truck body. The decline in unit shipments was mostly due to a decline in consumer rental unit shipments that is expected to be offset by increased shipments in the second quarter.

•                  Morgan Olson’s net sales increased $0.8 million or 6.4% to $13.4 million compared to $12.6 million for the prior period. Sales of step van bodies increased 7% to $9.1 million on a 7% increase in shipments. Sales of parts increased 4% to $4.3 million.

•                  Truck Accessories’ net sales increased $1.7 million, or 4.5% to $39.2 million compared to $37.5 million for the prior period. Shipments of pick up truck caps and tonneaus increased 0.8% and the average price of those products increased 3.7% over the prior period. Pickup truck sales in the United States and Canada decreased approximately 3.2% compared to first quarter 2005 but increased 2% over the fourth quarter of 2005.

•                  Specialty Manufacturing’s net sales increased by $18.9 million, or 104.4%, to $37.0 million compared to $18.1 million for the prior period. Sales to customers in the energy services business represented 25.4% of Specialty Manufacturing’s sales during this quarter, and sales to these customers increased 47% to $9.4 million compared to $6.4 million during 2005. Non-oil related sales increased by 135.8% or $15.9 million to $27.6 million primarily due to the acquired operations of the Specialty Vehicle Group. Sales of plastic based packaging products increased $0.9 million or 12.8% on increased demand from customers in the consumer products industry. Specialty Vehicle Group, added $16.2 million of sales for the first quarter of 2006 on strong sales of funeral coaches based on the new Cadillac 2007 model chassis.

Backlog. Consolidated backlog was $203.6 million as of March 31, 2006 compared to $143.6 million at December 31, 2005 and $128.7 million as of March 31, 2005.

•                  Morgan’s backlog was $123.0 million at March 31, 2006 compared to $94.7 million at December 31, 2005 and $107.2 million at March 31, 2005.

•                  Morgan Olson’s backlog was $34.2 million at March 31, 2006 compared to $9.3 million at December 31, 2005 and $3.8 million at March 31, 2005. The increase as of March 31, 2006 compared to December 31, 2005 was due primarily to a large fleet order from the United Parcel Service of America (“UPS”).

•                  Truck Accessories’ backlog was $4.5 million at March 31, 2006 compared to $3.9 million at December 31, 2005 and $3.6 million as of March 31, 2005. Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                  Specialty Manufacturing’s backlog at March 31, 2006 was $41.9 million compared to $35.7 million at December 31, 2005 and $14.1 million at March 31, 2004. The increase at March 31, 2006 was due to increased orders for machining services in the energy services businesses and Specialty Vehicle Group added $11.1 million of backlog in this quarter compared to a year ago.

Cost of sales and gross profit. Our consolidated cost of sales increased by $20.4 million, or 14.1%, to $165.4 million for the quarter ended March 31, 2006 compared to $145.0 million for the quarter ended March 31, 2005. Consolidated gross profit increased by $2.7 million, or 15.4%, to $20.2 million (10.9% of net sales) for the quarter ended March 31, 2006 compared to $17.5 million (10.8% of net sales) for the quarter ended March 31, 2005. Excluding acquisitions, our consolidated gross profit increased by $0.3 million or 1.8%.

•                  Morgan’s gross profit increased by $0.3 million, or 3.4%, to $9.1 million (9.5% of its net sales) compared to $8.8 million (9.3% of its net sales) for the prior period.

•                  Morgan Olson’s gross profit declined by $0.4 million, or 98.0%, to $8,000 (0.1% of its net sales) compared to $0.4 million (3.2% of its net sales) for the prior period. The decline in gross profit margins was due to reduced labor efficiencies and increased engineering costs in preparation for the UPS fleet run in the second and third quarters.

•                  Truck Accessories’ gross profit decreased by $0.3 million, or 5.3%, to $5.4 million (13.8% of its net sales) compared to $5.7 million (15.2% of its net sales) for the prior period. The decrease in gross profit was primarily due to labor inefficiencies at the Canadian plant associated with the consolidation of two plants completed late in 2005 and increased delivery costs. State Wide contributed approximately $0.1 million to Truck Accessories’ gross profit this quarter.

•                  Specialty Manufacturing’s gross profit increased $3.1 million, or 119.2%, to $5.7 million (15.4% of its net sales) for the quarter ended March 31, 2005 compared to $2.6 million (14.4% of its net sales) for the quarter ended March 31, 2005. The Specialty Vehicle Group contributed $2.3 million (14.4% of net sales) to Specialty Manufacturing’s gross profit this quarter.

Selling, general and administrative expenses. Our consolidated selling, general and administrative expenses increased $3.5 million, or 30.4%, to $15.0 million (8.1% of net sales) for the quarter ended March 31, 2006 compared to $11.5 million (7.1% of net sales) for the quarter ended March 31, 2005. Excluding acquired operations, our consolidated selling, general and administrative expenses increased $2.2 million or 18.7%.

•                  Morgan’s selling, general and administrative expenses increased $0.9 million, or 20.5%, to $5.3 million (5.5% of its net sales) compared to $4.4 million (4.7% of its net sales) for the prior period. Selling, general and administrative headcount increased 12.1% this year in response to increased sales efforts and the addition of personnel to implement improvements to information technology systems and manufacturing processes.

•                  Morgan Olson’s selling, general and administrative expenses increased by $0.3 million, or 30.0%, to $1.3 million (9.7% of its net sales) compared to $1.0 million (7.9% of its net sales) for the prior period, due primarily to an increase in sales personnel and the related expenses to improve both retail and fleet sales performance.

•                  Truck Accessories’ selling, general and administrative expenses decreased by $0.1 million, or 3.0%, to $3.2 million (8.2% of its net sales) from $3.3 million (8.8% of its net sales) for the prior period.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased by $1.4 million, or 73.7%, to $3.3 million (8.9% of its net sales) compared to $1.9 million (10.5% of its net sales) for the quarter ended March 31, 2005. Excluding acquired operations, expenses increased 7.2% or $0.1 million.

•                  Corporate selling, general and administrative expenses during the first quarter of 2006 increased $0.9 million or 90.0% to $1.9 million from $1.0 million for the quarter ended March 31, 2005 primarily as a result of additional management personnel and $0.7 million of consulting costs related to the enterprise-wide initiatives to improve manufacturing processes.

Operating income. Due to the effect of the factors summarized above, consolidated operating income decreased by $0.7 million, or 11.9%, to $5.2 million (2.8% of net sales) for the quarter ended March 31, 2006 from $5.9 million (3.6% of net sales) for the quarter ended March 31, 2005. Excluding acquired operations, consolidated operating income decreased $1.7 million or 28.9%.

•                  Morgan’s operating income decreased by $0.6 million, or 13.6%, to $3.8 million (4.0% of its net sales) compared to $4.4 million (4.7% of its net sales) for the prior period as the improvement in gross profit was offset by higher selling, general and administrative expenses.

•                  Morgan Olson’s operating income decreased by $0.7 million to a $1.3 million operating loss compared to an operating loss of $0.6 million for the quarter ended March 31, 2005.

•                  Truck Accessories’ operating income decreased by $0.2 million, or 8.3%, to $2.2 million (5.6% of its net sales) compared to $2.4 million (6.4% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income increased by $1.7 million, or 242.9%, to $2.4 million (6.5% of its net sales) compared to $0.7 million (3.9% of its net sales) for the prior period, on increased gross profits from both its machining services and plastics based packing material operations. Specialty Vehicles Group’s acquired operations generated an operating income of $1.0 million or 6% of its sales for the current period.

•                  Corporate expenses increased $0.9 million to $1.9 million for the quarter ended March 31, 2006, compared to $1.0 million for the quarter ended March 31, 2005.

 Interest expense. Consolidated interest expense increased $0.3 million, or 6.8%, to $4.7 million (2.5% of net sales) for the quarter ended March 31, 2006 compared to $4.4 million (2.7% of net sales) for the quarter ended March 31, 2005. The increase represents interest for the month of January 2006 on the $45.0 million of additional Senior Notes issued at the end of January 2005.

Income taxes. The effective income tax rate was 39.7% and 26.3% of income before income taxes for the three months ended March 31, 2006 and 2005 respectively. The income tax provisions for the three months ended March 31, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the reduction of the valuation allowance of approximately $0.3 million in the first quarter of 2005.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We have recorded a valuation allowance of $3.8 million as of March 31, 2006 and December 31, 2005 against a capital loss carry forward and a state net operating loss carry forward deferred tax asset of an equal amount. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working capital at March 31, 2005 was $106.4 million compared to $114.9 million at December 31, 2005. The decrease was due to a $35.0 million decrease in cash and cash equivalents in the first quarter of 2006 offset by the investment in working capital, primarily at Morgan, in advance of the seasonal increase in manufacturing activity in the second quarter of 2006. Average days sales outstanding at March 31, 2006 were approximately 34, compared to 32 at March 31, 2005, inventory turns were approximately 10 at March 31, 2006 and 2005, and average days payable open were 23 at March 31, 2005 compared to 29 at March 31, 2004. We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows. Operating activities during the three months ended March 31, 2006 used cash of $17.5 million compared to $10.1 million during 2005. The increase in net cash used in operating activities during first quarter of 2006 compared to 2005 was due primarily to a $5.5 million increase in the investment in working capital this quarter and the absence of the cash benefit from the use of net operating losses that improved cash from operating activities by $1.0 million in the first quarter of 2005.

Investing cash flows. Net cash used in investing activities increased to $17.2 million for the three months ended March 31, 2006 compared to $17.1 million for the three months ended March 31, 2005. We invested $13.8 million in the first quarter of 2006 in the purchase of Eagle Coach and State Wide offset by a decrease in the purchase and sale of short term investments.

Capital expenditures for the three months ended March 31, 2006 were $3.6 million compared to $2.2 million in the 2005 and consisted primarily of machine tools at Specialty Manufacturing.

Financing cash flows. We used cash of $0.3 million in financing activities for the three months ended March 31, 2006 compared to generating cash of $46.1 million for the three months ended March 31, 2005. During January 2005, we issued an additional $45.0 million in aggregate principal amount of 8.75% Senior Notes due 2014.

Long-term debt. On January 21, 2005, we completed an offer to sell an additional $45.0 million of our 8.75% Senior Notes due 2014 (“8.75% Notes”) at a premium of 5% over par on the same terms as the original issue. Net proceeds of approximately $46.4 million increased cash and short-term investments. At March 31, 2006, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.0 to 1.0. As a result, we are able to incur additional borrowings, including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the three months ended March 31, 2006.

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

Interest Rates

As of March 31, 2006, the Company had $200.0 million of 8.75% Notes, long-term debt, outstanding, with an estimated fair value of approximately $168.0 million based upon their traded value at March 31, 2006. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $9.4 million as of March 31, 2006.

Foreign Currency

Truck Accessories and Morgan, have manufacturing plants in Canada, which generated revenues of approximately $10.2 million during the three months ended March 31, 2006. The functional currency of the Canadian operations is the Canadian Dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, a significant portion of goods manufactured in Canada are exported and sold to customers in the United States. Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing gross margin in Canada, assuming that the United States sales price remains unchanged.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item1A. Risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 Unregistered sales of Equity Securities and Use of Proceeds.

None

Item 3  Defaults upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6  Exhibits

(a) 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 12, 2006	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer