Form 10-Q
period 2006-06-30
POINDEXTER J B & CO INC
filed 2006-08-14
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 11, 2006.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$36,908	$40,855
Short-term investments	—	15,266
Accounts receivable, net	69,109	50,156
Inventories, net	69,189	57,207
Deferred income taxes	1,572	1,399
Income tax receivable	—	1,759
Prepaid expenses and other	1,329	2,219
Total current assets	178,107	168,861
Property, plant and equipment, net	59,909	54,333
Goodwill	29,410	24,759
Intangible assets, net	12,426	9,330
Deferred income taxes	801	1,073
Other assets	13,491	14,820
Total assets	$294,144	$273,176
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,492	$1,017
Accounts payable	37,195	29,288
Accrued compensation and benefits	9,735	7,976
Income taxes payable	2,059	—
Other accrued liabilities	16,278	15,681
Total current liabilities	66,759	53,962
Non-current liabilities
Long-term debt, less current portion	205,518	204,365
Employee benefit obligations and other	5,660	5,198
Total non-current liabilities	211,178	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(135)	(10)
Accumulated deficit	(3,144)	(9,825)
Total stockholder’s equity	16,207	9,651
Total liabilities and stockholder’s equity	$294,144	$273,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in thousands)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$226,046	$178,279	$411,587	$340,744
Cost of sales	196,605	155,635	361,953	300,621
Gross profit	29,441	22,644	49,634	40,123
Selling, general and administrative expense	15,565	12,542	30,524	24,088
Operating income	13,876	10,102	19,110	16,035
Interest expense	4,310	4,404	9,034	8,788
Interest income	(484)	(473)	(739)	(625)
Income before income taxes	10,050	6,171	10,815	7,872
Income tax provision	3,830	2,304	4,134	2,752
Net income	$6,220	$3,867	$6,681	$5,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,681	$5,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,761	5,267
Amortization of debt issuance costs	308	322
Provision for excess and obsolete inventory	395	(287)
Provision for doubtful accounts receivable	102	154
Deferred income tax benefit	100	3,216
Other	207	(209)
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(14,704)	(4,959)
Inventories	(7,837)	(3,886)
Prepaid expenses and other	1,282	825
Accounts payable	5,706	1,411
Income taxes payable	3,820	(1,286)
Accrued interest	6	1,008
Other accrued liabilities	923	(1,843)
Net cash provided by operating activities	2,750	4,853
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	189	35
Acquisition of businesses	(13,813)	(12,270)
Purchase of property, plant and equipment	(7,548)	(6,547)
Proceeds from sale of short-term investments	15,266	9,991
Purchase of short-term investments	—	(39,964)
Net cash used in investing activities	(5,906)	(48,755)
Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	—	(28)
Proceeds from long-term debt	—	47,251
Payments of long-term debt	(468)	(562)
Exchange offer consent fee and debt issuance costs	—	(1,348)
Net cash (used in) provided by financing activities	(468)	45,313
Effect of exchange rate on cash	(323)	(5)
Change in cash and cash equivalents	(3,947)	1,406
Cash and cash equivalents at beginning of period	40,855	19,432
Cash and cash equivalents at end of period	$36,908	$20,838

The accompanying notes are an integral part of these condensed consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Dollars in thousands)

(1) Organization and Business. J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries” and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net Sales
Morgan	$114,545	$106,227	$210,540	$200,547
Morgan Olson	28,459	11,358	41,860	23,956
Truck Accessories	43,544	38,720	82,722	76,226
Specialty Manufacturing	39,356	22,069	76,363	40,135
Eliminations	142	(95)	102	(120)
Net Sales	$226,046	$178,279	$411,587	$340,744
Operating Income (loss)
Morgan	$9,216	$8,023	$13,011	$12,437
Morgan Olson	2,319	(261)	1,022	(879)
Truck Accessories	1,944	2,570	4,129	5,007
Specialty Manufacturing	2,491	1,030	4,925	1,714
JBPCO (Corporate)	(2,094)	(1,260)	(3,977)	(2,244)
Operating Income	$13,876	$10,102	$19,110	$16,035

	June 30, 2006	December 31, 2005
Total Assets as of:
Morgan	$90,142	$83,620
Morgan Olson	30,426	24,430
Truck Accessories	72,753	62,186
Specialty Manufacturing	69,676	56,113
JBPCO (Corporate)	31,147	46,827
	$294,144	$273,176

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 51% of Morgan’s net sales during each of the six months ended June 30, 2006 and 2005.  Accounts receivable from these customers totaled $7.9 million and $4.7 million at June 30, 2006 and December 31, 2005, respectively.  Sales related to Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 15% and 16% of Specialty Manufacturing’s net sales during each of the six months ended June 30, 2006 and 2005, respectively.  Accounts receivable from this customer totaled $2.4 million and $1.8 million at June 30, 2006 and December 31, 2005, respectively.

JBPCO (Corporate) costs of $4.0 million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively, increased $1.8 million during 2006 compared to 2005 primarily due to consulting fees of $1.6 million related to manufacturing process improvements being implemented across all operations.

 (4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Net income	$6,220	$3,867	$6,681	$5,120
Unrealized gain (loss) on short-term investments	4	52	(87)	(5)
Foreign currency translation loss	(111)	—	(38)	(116)
Comprehensive income	$6,113	$3,919	$6,556	$4,999

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
$6,373

Effective January 3, 2006, the Company acquired all of the outstanding stock of Kellerman Coach, Inc. (“Eagle Coach”).  The results of Eagle Coach’s operations have been included in the consolidated financial statements since that date.  Eagle Coach is located in Amelia, Ohio and manufactures funeral coaches.  Eagle Coach and Federal Coach comprise the Specialty Vehicle Group that operates as a division of the Specialty Manufacturing segment and Eagle Coach continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $7.4 million. The Company has completed a valuation of certain intangible assets.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Eagle Coach	January 3, 2006
Accounts Receivable	$1,933
Inventories	1,658
Other current asset	18
Property, plant and equipment	232
Other long-term asset	161
Goodwill	1,110
Acquired Intangibles	3,250
Current liabilities	(887)
Accrued warranty	(35)
$7,440

Effective June 6, 2005, the Company acquired 100% of the membership interests in Federal Coach LLC (“Federal Coach”). The results of Federal Coach’s operations have been included in the consolidated financial statements since that date.   Federal Coach is located in Fort Smith, Arkansas and is a manufacturer of funeral coaches, limousines and mid-sized buses. Federal Coach and Eagle Coach comprise the Specialty Vehicle Group that operates as a division of the Specialty Manufacturing segment and Federal Coach continues to utilize the purchased assets in the same manner as prior to the acquisition.

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
$12,270

The combined results of operations of the Company for the three and six months ended June 30, 2006 and 2005, including State Wide, Eagle Coach and Federal Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would have been as follows:

	For the three months ended		For the six months ended
Proforma as of June 30	2006	2005	2006	2005
Net sales	$226,046	$199,060	$417,069	$380,138
Operating income	13,876	11,127	19,170	18,146
Income before income taxes	10,050	7,196	10,875	9,984

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2006	2005
Raw Materials	$42,269	$36,172
Work in Process	19,036	13,879
Finished Goods	7,884	7,156
Total Inventories	$69,189	$57,207

(7) Floorplan Notes Payable

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach.  Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of June 30, 2006 and December 31, 2005.  These obligations are reflected on the accompanying balance sheet as accounts payable.

The total amount financed under these agreements was $0.6 million and $2.7 million as of June 30, 2006 and December 31, 2005, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of June 30, 2006, the weighted average interest rate on all outstanding floorplan notes payable was 0.2%.  The interest rate on the liabilities that bear interest was 9.50% at June 30, 2006.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2006 and 2005 was as follows:

	2006	2005
Cash paid for interest	$9,433	$8,999
Cash paid for income taxes	165	1,010
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	$2,214	$713

(9) Income Taxes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The income tax provisions for the six months ended June 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as a reduction of the valuation allowance of approximately $0.3 million in 2005.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company has recorded a valuation allowance of $3.8 million as of June 30, 2006 and December 31, 2005 against a capital loss carry forward and a state net operating loss carry forward deferred tax asset of an equal amount.  While the Company has considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

(10) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2.3 million in standby letters of credit outstanding at June 30, 2006 and December 31, 2005, primarily securing the Company’s chassis bailment pool programs.

During 2005, the Company entered into an agreement with a key supplier, whereby it will exclusively purchase inventory from this supplier for five years, in return for favorable pricing.  The Company estimates that it will purchase approximately $6.5 million of product from this supplier in 2006.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreements generally provide that the Company is restricted to producing certain conversions or upfittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories, included in interest expense in the consolidated income statements totaled $32 and $0 for the periods ended at June 30, 2006 and 2005, respectively.  Total consigned chassis inventory totaled $1.6 million at June 30, 2006 and $1.4 million at December 31, 2005.

Environmental Matters.  The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of the Company’s operations. Certain laws, including Superfund, impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and, persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates certain non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

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

Morgan Olson’s two manufacturing sites in Sturgis, Michigan overlie, or are in close proximity to, a regional plume of volatile organic compound groundwater contamination. Available information indicates that one of the sites was a likely source of part of the groundwater contamination, and that groundwater contamination is present under the second site. In August 2003, Morgan Olson submitted applications for Baseline Environmental Assessments for each site to the Michigan Department of Environmental Quality (MDEQ). In October 2003, the MDEQ accepted these applications and granted to Morgan Olson a liability exemption for any pre-acquisition releases of volatile organic compounds from these sites that may have contributed to the regional groundwater contamination subject to certain conditions, including an agreement not to use chlorinated solvents and to implement certain engineering controls to minimize future releases at the sites. Based on the granting of the liability exemption, Morgan Olson does not believe that it has any responsibility for the investigation or remediation of the regional groundwater contamination. However, the exemption does not apply to other applicable laws or regulations, and there can be no guarantee that newly discovered conditions or future activities at the sites will not result in significant costs.

In June 2005, Morgan Olson was notified by the MDEQ that it had failed to file certain reports.  The reports are related to its air permit, wastewater discharge, and chemical inventory.  The Company has agreed to settle these alleged violations with the payment of a penalty of $119.  We anticipate that the final consent order should be signed by the end of August 2006.

In July 2005, Morgan Corporation notified the United States Environmental Protection Agency (USEPA) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder.  This matter was fully investigated and as of August 31, 2005, all necessary reports were completed and filed with the USEPA.  Action by the USEPA is probable and could be material.

During 2003, the Company submitted a request to the Pennsylvania Department of Environmental Protection (DEP) to modify its air permit and increase the emission limits of its Truck Accessories’ operations in that state.  During this process, the DEP made the Company aware that it believed that the operations were in violation of certain regulations.  The Company has investigated the alleged violations and is working with the DEP to resolve the matter. A penalty is likely to be assessed but it is not expected to be material.

(11) Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

(12) Cash and Investments

In prior years the Company invested in auction rate securities with an initial term greater than 90 days and, as such, classified there as short-term investments. In the second quarter 2006, the Company invested in auction rate securities with maturity less than 90 days, and, as such, classified there as cash equivalents at June 30, 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2005 annual report filed on Form 10-K in Item 7 under the caption “Overview”.  For a complete overview please refer to that section.

Effective January 3, 2006 and March 17, 2006, respectively, we acquired all of the outstanding common stock of Kellerman Coach, Inc., (“Eagle Coach”) and State Wide Aluminum, Inc., (“State Wide”).  Eagle Coach manufactures funeral coaches at a plant in Amelia, Ohio.  Federal Coach, which was acquired on June 6, 2005, and Eagle Coach comprise our Specialty Vehicle Group that is part of our Specialty Manufacturing segment.  The acquisition of Eagle Coach gives the Specialty Vehicle Group approximately 50% of the funeral coach market in the United States.  State Wide manufactures window and door components for use in pickup truck caps and livestock trailers.  State Wide is a supplier of components to Truck Accessories and will be operated as part of that segment.  The results of operations of these acquired businesses have been included in our results of operations subsequent to their acquisition.

Results of Operations

Three months ended June 30, 2006 Compared to Three months ended June 30, 2005 (Unaudited)

Sales.  Our consolidated net sales increased $47.7 million, or 26.8%, to $226.0 million for the quarter ended June 30, 2006 compared to $178.3 million for the quarter ended June 30, 2005.

•             Morgan’s net sales increased $8.3 million, or 7.8%, to $114.5 million compared to $106.2 million for the prior period.  Sales of consumer rental units increased $6.5 million or 49% compared to last year on a 55% increase in unit shipments.  The average price of a consumer rental unit declined 4% due to an increased volume of sales of smaller units this period.  Sales of retail units were flat with a 5% decline in unit shipments offset by a 5% increase in the average price of a unit.

•             Morgan Olson’s net sales increased $17.1 million or 150.6% to $28.5 million compared to $11.4 million for the prior period.  Step van sales increased 273% to $24.3 million on a 234% increase in unit shipments and an 11% increase in the average price of a unit.  The increase in shipments was due to the much larger fleet order from United Parcel Service of America (UPS) of 3,200 units compared to 1,200 units in 2005.    Service parts sales decreased by 15% or approximately $0.7 million to $4.1 million.

•             Truck Accessories’ net sales increased $4.8 million, or 12.5% to $43.5 million compared to $38.7 million for the prior period.  Excluding State Wide, acquired in March 2006, net sales increased $0.8 million, or 2.1%.  Shipments of caps and tonneaus decreased 2,300 units or 4.2% to a total of approximately 52,000 units which was offset by a 7% increase in the average sales price of those units over last year.  Pickup truck sales in the United States and Canada decreased 17% this quarter compared to last year.

•             Specialty Manufacturing’s net sales increased $17.3 million, or 78.3%, to $39.4 million compared to $22.1 million for the prior period. Excluding the Specialty Vehicle Group, net sales increased $2.0 million or 10.9% primarily due to increased sales of machining services.  Specialty Vehicle’s sales were $18.9 million for the second quarter of 2006 compared to $3.6 million for the period subsequent to the acquisition of Federal Coach on June 6, 2005.

Backlog.  Consolidated backlog was $194.9 million as of June 30, 2006 compared to $143.6 million at December 13, 2005 and $117.3 million as of June 30, 2005.

•                      Morgan’s backlog was $108.3 million compared to $94.7 million at December 31, 2005 and $73.1 million at June 30, 2005. The increase in backlog was due to continued demand for retail units and although we cannot estimate the amount, we believe the increase is in part due to customers securing chassis availability in advance of the 2007 engine emission standard change.

•                      Morgan Olson’s backlog was $44.1 million compared to $9.3 million at December 31, 2005 and $18.8 million at June 30, 2005. The increase as of June 30, 2006 compared to December 31, 2005 was due primarily to the 2006 fleet order from UPS and compared to June 30, 2005 the increase was due to a 200% increase in the UPS order for 2006.

•                      Truck Accessories’ backlog was $4.2 million compared to $3.9 million at December 31, 2005 and $4.8 million as of June 30, 2005.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog was $38.3 million compared to $35.7 million at December 31, 2005 and $20.6 million at June 30, 2005.  Excluding the acquired operations of the Specialty Vehicle Group, backlog was $33.5 million compared to $15.3 million as of June 30, 2005.  The increase was due to increased demand for machining services from customers in the energy services business.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $41.0 million, or 26.3%, to $196.6 million for the quarter ended June 30, 2006 compared to $155.6 million for the quarter ended June 30, 2005.  Consolidated gross profit increased by $6.8 million, or 30.0%, to $29.4 million (13.0% of net sales) for the quarter compared to $22.6 million (12.7% of net sales) last year.

•             Morgan’s gross profit increased $1.4 million, or 10.6% on a 7.8% increase in sales, to $14.2 million (12.4% of its net sales) compared to $12.9 million (12.1% of its net sales) for the prior period.  The increase in gross profit margins was a result of improved labor utilization and overhead absorption on higher production volumes.

•             Morgan Olson’s gross profit increased by $3.0 million, or 470.1%, to $3.7 million (12.9% of its net sales) compared to $0.6 million (5.7% of its net sales) for the prior period.  The increase in gross profit was due to increased sales and improved labor efficiencies on the higher production volume.

•             Truck Accessories’ gross profit decreased slightly to $5.6 million (12.9% of its net sales) compared to $6.0 million (15.4% of its net sales) for the prior period. Excluding State Wide, which contributed $0.7 million in gross profit to the current period, gross profit decreased $1.0 million or 36.1% due primarily to an 18% increase in delivery costs and labor inefficiencies at the Canadian plant.

•             Specialty Manufacturing’s gross profit increased $2.7 million, or 85.7%, to $5.9 million (15.0% of its net sales) compared to $3.2 million (14.4% of its net sales) for the prior period.  The acquisition of the operations of Specialty Vehicle Group added $2.4 million of incremental gross profit this year.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $3.1 million, or 24.1%, to $15.6 million (6.9% of net sales) for the quarter ended June 30, 2006 compared to $12.5 million (7.0% of net sales) for the quarter ended June 30, 2005.

•             Morgan’s selling, general and administrative expenses increased $0.2 million, or 4.2%, to $5.0 million (4.4% of its net sales) compared to $4.8 million (4.6% of its net sales) for the prior period.  The increase included costs associated with the implementation of new information technology systems of $0.2 million.

•             Morgan Olson’s selling, general and administrative expenses increased by $0.4 million, or 44.4%, to $1.3 million (4.7% of its net sales) compared to $0.9 million (8.0% of its net sales) for the prior period, due to additional general and administrative costs and costs related to the implementation of the new information technology systems of $0.1 million.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.3 million, or 8.8%, to $3.7 million  (8.5% of its net sales) from $3.4 million (8.7% of its net sales) for the prior period. The increase was due to the acquisition of State Wide, which added expenses of $0.3 million.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $1.3 million, or 59.1%, to $3.5 million (8.9% of its net sales) from $2.2 million (9.8% of its net sales) for the prior period.  The increase was due to the additional expenses of the acquired operations of the Specialty Vehicle Group of approximately $1.3 million.

•             Corporate selling, general and administrative expenses during the first quarter of 2006 increased $0.8 million or 61.5% to $2.1 million from $1.3 million.  The increase was due to consulting costs of $0.9 million related to the manufacturing process improvements being undertaken at our operating plants.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $3.8 million, or 37.4%, to $13.9 million (6.1% of net sales) for the quarter ended June 30, 2006 from $10.1 million (5.7% of net sales) for the quarter ended June 30, 2005.  Excluding State Wide, Federal Coach and Eagle Coach, operating income increased $2.4 million to $12.5 million for the current quarter.

•             Morgan’s operating income increased by $1.2 million, or 15.0%, to $9.2 million (8.0% of its net sales) compared to $8.0 million (7.6% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $2.6 million to $2.3 million (8.1% of net sales) compared to an operating loss of $0.3 million for the prior period.

•             Truck Accessories’ operating income decreased by $0.7 million, or 26.9%, to $1.9 million (4.4% of its net sales) compared to $2.6 million (6.6% of its net sales) for the prior period.  Excluding State Wide, Truck Accessories’ operating income decreased $1.0 million or 38.5%.

•             Specialty Manufacturing’s operating income increased by $1.5 million, or 150.0%, to $2.5 million (6.3% of its net sales) compared to $1.0 million (4.7% of its net sales) for the prior period.

•             Corporate expenses increased $0.8 million to $2.1 million compared to $1.3 million for prior period.

Interest expense.  Consolidated interest expense remained relatively constant at $4.3 million (1.9% of net sales) compared to $4.4 million (2.5% of net sales) for the prior period.

Income taxes.  The effective tax rate was 38.0% and 37.3% of income before income taxes for the three months ended June 30, 2006 and 2005, respectively.  The income tax provisions for the three months ended June 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We have recorded a valuation allowance of $3.8 million as of June 30, 2006 and December 31, 2005, against a capital loss carry forward deferred tax asset of an equal amount.  While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Six months ended June 30, 2006 Compared to Six months ended June 30, 2005 (Unaudited)

Sales.  Our consolidated net sales increased $70.9 million, or 20.8%, to $411.6 million for the six months ended June 30, 2006 compared to $340.7 million for the six months ended June 30, 2005.

•             Morgan’s net sales increased $10.0 million, or 5.0%, to $210.5 million compared to $200.5 million for the prior period.  Consumer rental sales increased $5.2 million, or 17.4%, from $30.4 million to $35.6 million on a 10% increase in unit shipments and a 6.5% increase in the average price of a unit.  Retail sales increased $3.1 million, or 1.9%, from $161.7 million to $164.8 million on a 4.0% decline in units shipped offset by a 4.2% increase in unit prices.

•             Morgan Olson’s net sales increased $17.9 million or 74.6% to $41.9  million compared to $24.0 million for the prior period.  Sales of step vans increased $18.4 million or 12.3% on a 111% increase in unit shipments resulting from the UPS fleet order that began production in the second quarter this year.

•             Truck Accessories’ net sales increased $6.5 million, or 8.5% to $82.7 million compared to $76.2 million for the prior period.  Excluding StateWide, acquired in March 2006, net sales increased $1.9 million or 2.4%.  The increase was due to a 7.0% increase in the average unit sales price offset by a 4.0% decrease in volume. Pickup truck sales in the United States and Canada decreased 10.7% this year to approximately 1.4 million units.

•             Specialty Manufacturing’s net sales increased by $36.3 million, or 90.5%, to $76.4 million compared to $40.1 million for the prior period.  Excluding the Specialty Vehicle Group, net sales increased $4.8 million or 13.1% during the current period.  Sales of machining services increased $3.1 million or 13.9% and sales of plastics based packaging materials increased $1.7 million or 12.0%.  Specialty Vehicle Group’s net sales were $35.1 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $61.4 million, or 20.4%, to $362.0 million for the six months ended June 30, 2006 compared to $300.6 million for the six months ended June 30, 2005. Consolidated gross profit increased by $9.5 million, or 23.7%, to $49.6 million (12.1% of net sales) for the six months ended June 30, 2006 compared to $40.1 million (11.8% of net sales) for the six months ended June 30, 2005.

•             Morgan’s gross profit increased by $1.6 million, or 7.4%, to $23.3 million (11.1% of its net sales) compared to $21.7 million (10.8% of its net sales) for the prior period.  The increase in gross profit as a percentage of net sales was due to a reduction in raw material costs relative to sales.  Morgan implemented a 3% price increase in the first quarter of this year.

•             Morgan Olson’s gross profit increased by $2.7 million, or 270.0%, to $3.7 million (8.9% of its net sales) compared to $1.0 million (4.4% of its net sales) for the prior period.  The improvement in profitability was due to the increase in production volume as a result of the UPS fleet order.

•             Truck Accessories’ gross profit decreased by $0.6 million, or 5.2%, to $11.0 million (13.3% of its net sales) compared to $11.6 million (15.3% of its net sales) for the prior period.  Excluding State Wide, which contributed $0.7 million in gross profit this year, Truck Accessories’ gross profit declined $1.3 million or 11% as a result of a 15% or approximately $1.0 million increase in delivery costs and labor inefficiencies at the Canadian operation.

•             Specialty Manufacturing’s gross profit increased $5.9 million, or 103.5%, to $11.6 million (15.2% of its net sales) compared to $5.7 million (14.2% of its net sales) for the prior period.  The acquisition of the operations of the Specialty Vehicle Group represented $4.7 million of the increase in gross profit.  The remaining increase was due primarily to a $0.8 million or 56% increase in gross profit at the plastics packaging operation.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $6.4 million, or 26.7%, to $30.5 million   (7.4 % of net sales) for the six months ended June 30, 2006 compared to $24.1 million (7.1% of net sales) for the six months ended June 30, 2005.

•             Morgan’s selling, general and administrative expenses increased $1.0 million, or 10.8%, to $10.3 million (4.9% of its net sales) compared to $9.3 million (4.6% of its net sales) for the prior period.  The increase was due to a 10%  increase in personnel and the related costs and expenses related to the implementation of new information technology systems of $0.5 million.

•             Morgan Olson’s selling, general and administrative expenses increased by $0.7 million, or 36.8%, to $2.6 million (6.2% of its net sales) compared to $1.9 million (8.0 % of its net sales) for the prior period, due primarily to a $0.5 million or 63.7% increase in general and administrative expenses and expenses related to the implementation of new information technology systems of $0.1 million.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.3 million, or 4.5%, to $6.9 million (8.3%  of its net sales) from $6.6 million (8.7% of its net sales) for the prior period.  The acquisition of StateWide added $0.4 million to selling, general and administrative expenses.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $2.9 million, or 72.5%, to $6.9 million (9.0% of its net sales) from $4.0 million (12.4% of its net sales) for the prior period.  Specialty Vehicle Group added expenses of  $2.9 million for the six months ended June 30, 2006.

•             Corporate selling, general and administrative expenses during the first six months of 2006 increased $1.7 million or 77.2% to $3.9 million from $2.2 million for the prior period as a result of consulting expenses of $1.6 million with respect to the manufacturing process improvements being undertaken at our operations.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $3.1 million, or 19.4%, to $19.1 million (4.6% of net sales) for the six months ended June 30, 2005 from $16.0 million (4.7% of net sales) for the six months ended June 30, 2005.

•             Morgan’s operating income increased by $0.6 million, or 4.8%, to $13.0 million (6.2% of its net sales) compared to $12.4 million (6.2% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $1.9 million to $1.0 million (2.4% of its net sales) compared to an operating loss of $0.9 million for the prior period.

•             Truck Accessories’ operating income decreased by $0.9 million, or 17.5%, to $4.1 million (5.0% of its net sales) compared to $5.0 million (6.6% of its net sales) for the prior period.  State Wide contributed $0.4 million of incremental operating income for the period subsequent to its acquisition.

•             Specialty Manufacturing’s operating income increased by $3.2 million, or 188.2%, to $4.9 million (6.4% of its net sales) compared to $1.7 million (4.3% of its net sales) for the prior period. The Specialty Vehicle Group added $2.0 million of incremental operating income subsequent to the acquisition of Federal Coach in June 2005 and Eagle Coach in January 2006.  Excluding acquired operations, operating income increased $1.2 million or 76.9% at the machining services and plastics packaging operations on a $4.8 million or 13.1% increase in net sales at those operations.

•             Corporate expenses increased by $1.8 million to $4.0 million compared to $2.2 million for the prior period.

Interest expense.  Consolidated interest expense increased $0.2 million to $9.0 million (2.2% of net sales) compared to $8.8 million (2.6% of net sales) for the prior period.

Income taxes. The effective income tax rate was 38.2% and 35.0% of income before income taxes for the six months ended June 30, 2006 and 2005 respectively.  The income tax provisions for the six months ended June 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as a reduction of the valuation allowance of approximately $0.3 million in the first quarter of 2005.

Liquidity and Capital Resources

Working capital at June 30, 2006 was $111.3 million compared to $114.9 million at December 31, 2005. Cash and cash equivalents decreased $19.2 million during the six months ended June 30, 2006 as a result of acquiring two business for approximately $13.8 million and purchases of equipment totaling $7.5 million, which was offset by an increase in cash provided by operating activities.  Average accounts receivable days sales outstanding at June 30, 2006 were approximately 34 compared to 32 at June 30, 2005 and inventory turns were approximately 11 compared to 10 at June 30, 2005.   We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the six months ended June 30, 2006 generated cash of $2.8 million compared to $4.9 million during the six months ended June 2005.  Operating activities generated cash of $20.3 million during the second quarter primarily as a result of an increase in net income over the first quarter of this year and the liquidation of working capital at Morgan of $9.7 million.

Investing cash flows.  Net cash used in investing activities decreased to $6.0 million for the six months ended June 30, 2006 compared to $48.8 million for the six months ended June 30, 2005.

We acquired two businesses during the six months ended June 30, 2006 for a total purchase price of $13.8 million.

Capital expenditures for the six months ended June 30, 2006 were $7.5 million compared to $6.5 million in the prior period, which was comprised mainly of information technology assets of $2.6 million, new product molds of $1.0 million at Truck Accessories and machine tools of $2.0 million at Specialty Manufacturing.

Financing cash flows.  We used $0.5 million of cash to make payments on capital leases for the six months ended June 30, 2006 compared with providing cash of $45.3 million for the same period in last year.  During 2005, we issued an additional $45.0 million in aggregate principal amount of 8.75% Notes at a 5% premium.

Long-term debt.  At June 30, 2006, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.2 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the six months ended June 30, 2006.

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

Interest Rates

As of June 30, 2006, the Company had $200.0 million of 8.75% Notes outstanding, with an estimated fair value of approximately $166.0 million based upon their traded value at June 30, 2006.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $ 9.2 million as of June 30, 2006.

Foreign Currency

Truck Accessories and Morgan, have manufacturing plants in Canada, which generated revenues of approximately $23.1 million during the six months ended June 30, 2006.  The functional currency of the Canadian operations is the Canadian Dollar.  The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, a significant portion of goods manufactured in Canada are exported and sold to customers in the United States.  Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of decreasing gross margin in Canada, assuming that the United States sales price remains unchanged.

Item 4.            Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a—15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based  on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  There have been no changes in our internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

J.B. POINDEXTER & CO., INC. (Registrant)

Date: August 11, 2006	By:	/s/ R.S. Whatley
R. S. Whatley, Principal Financial and Accounting Officer