Form 10-Q
period 2006-09-30
POINDEXTER J B & CO INC
filed 2006-11-14
CIK 918962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 14, 2006.

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$23,255	$40,855
Short-term investments	—	15,266
Accounts receivable, net	72,792	50,156
Inventories, net	74,847	57,207
Deferred income taxes	1,971	1,399
Income tax receivable	—	1,759
Prepaid expenses and other	1,984	2,219
Total current assets	174,849	168,861
Property, plant and equipment, net	60,389	54,333
Goodwill	29,577	24,759
Intangible assets, net	11,981	9,330
Deferred income taxes	1,280	1,073
Other assets	14,253	14,820
Total assets	$292,329	$273,176

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,546	$1,017
Accounts payable	35,435	29,288
Accrued compensation and benefits	8,648	7,976
Income taxes payable	1,921	—
Accrued interest payable	737	5,201
Other accrued liabilities	12,656	10,480
Total current liabilities	60,943	53,962
Non-current liabilities
Long-term debt, less current portion	205,496	204,365
Employee benefit obligations and other	5,522	5,198
Total non-current liabilities	211,018	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(131)	(10)
Retained earnings (accumulated deficit)	1,013	(9,825)
Total stockholder’s equity	20,368	9,651
Total liabilities and stockholder’s equity	$292,329	$273,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months		For The Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$197,968	$173,927	$609,555	$514,671
Cost of sales	172,580	152,788	534,533	453,409
Gross profit	25,388	21,139	75,022	61,262
Selling, general and administrative expense	16,127	13,208	46,836	37,296
Closed and excess facility costs	—	377	—	377
Other expense (income)	10	—	(175)	—
Operating income	9,251	7,554	28,361	23,589
Interest expense	4,714	4,859	13,748	13,647
Interest income	(470)	(346)	(1,209)	(971)
Income before income taxes	5,007	3,041	15,822	10,913
Income tax provision	852	1,657	4,986	4,409
Net income	$4,155	$1,384	$10,836	$6,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:

Net income	$10,836	$6,504

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,946	7,764
Amortization of debt issuance costs	437	455
Closed and excess facility costs	—	377
Provision for excess and obsolete inventory	570	(125)
Provision for doubtful accounts receivable	79	175
Deferred income tax benefit	287	2,230
Operating cash used from discontinued operations	—	(319)
Other	85	179

Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(18,370)	(9,227)
Inventories	(13,669)	(3,583)
Prepaid expenses and other	319	(1,483)
Accounts payable	3,951	4,388
Income taxes payable	2,731	(780)
Accrued interest	(4,464)	(2,917)
Other accrued liabilities	1,344	(4,142)
Net cash used in operating activities	(6,918)	(504)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	186	37
Acquisition of businesses	(13,897)	(12,270)
Purchase of property, plant and equipment	(10,261)	(8,868)
Proceeds from sale of short-term investments	15,266	40,000
Purchase of short-term investments	—	(70,323)
Increase in restricted cash	(503)	—
Net cash used in investing activities	(9,209)	(51,424)

Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	(20)	(28)
Proceeds from long-term debt	—	47,251
Payments of long-term debt	(1,003)	(795)
Exchange offer consent fee and debt issuance costs	—	(1,348)
Net cash (used in) provided by financing activities	(1,023)	45,080
Effect of exchange rate on cash	(450)	(180)
Change in cash and cash equivalents	(17,600)	(7,028)
Cash and cash equivalents at beginning of period	40,855	19,432
Cash and cash equivalents at end of period	$23,255	$12,404

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net Sales
Morgan	$86,449	$81,678	$296,989	$282,225
Morgan Olson	31,850	21,675	73,710	45,631
Truck Accessories	39,715	42,832	122,437	119,058
Specialty Manufacturing	39,871	27,815	116,234	67,950
Eliminations	83	(73)	185	(193)
Net Sales	$197,968	$173,927	$609,555	$514,671
Operating Income (loss)
Morgan	$5,182	$5,267	$18,193	$17,704
Morgan Olson	2,418	80	3,440	(799)
Truck Accessories	1,668	3,164	5,797	8,171
Specialty Manufacturing	2,738	453	7,663	2,167
JBPCO (Corporate)	(2,755)	(1,410)	(6,732)	(3,654)
Operating Income	$9,251	$7,554	$28,361	$23,589

Total Assets as of:	September 30, 2006	December 31, 2005
Morgan	$89,178	$83,620
Morgan Olson	34,251	24,430
Truck Accessories	71,899	62,186
Specialty Manufacturing	76,069	56,113
JBPCO (Corporate)	20,932	46,827
	$292,329	$273,176

Morgan has two customers (truck leasing and rental companies) that together accounted for 49% of Morgan’s net sales during each of the nine months ended September 30, 2006 and 2005.  Accounts receivable from these customers totaled $6.6 million and $4.7 million at September 30, 2006 and December 31, 2005, respectively.  Morgan Olson has one customer that accounted for 53% and 30% of net sales for the nine months ended September 30, 2006 and 2005, respectively.  Accounts receivable from this customer totaled $5.5 million and $21,000 at September 30, 2006 and December 31, 2005, respectively.  Specialty Manufacturing has one oilfield service customer that accounted for approximately 16% of

Specialty Manufacturing’s net sales during each of the nine months ended September 30, 2006 and 2005.  Accounts receivable from this customer totaled $3.0 million and $1.8 million at September 30, 2006 and December 31, 2005, respectively.

JBPCO (Corporate) costs of $6.7 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively, increased $3.0 million during 2006 compared to 2005 primarily due to consulting fees of $2.2 million related to manufacturing process improvements being implemented across all operations and the remainder attributed to executive compensation and related costs, including $0.5 million that was related to severance payments to be paid out over the next twelve months.

(4) Comprehensive Income.   The components of comprehensive income were as follows:

(dollars in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Net income	$4,155	$1,384	$10,836	$6,504
Unrealized gain (loss) on short-term investments	—	64	(89)	59
Foreign currency translation gain(loss)	4	31	(32)	(85)
Comprehensive income	$4,159	$1,479	$10,715	$6,478

(5) Acquisitions. Effective March 17, 2006, the Company acquired all of the outstanding stock of State Wide Aluminum, Inc. (“State Wide”).  The results of State Wide’s operations have been included in the consolidated financial statements since that date.  State Wide is located in Elkhart, Indiana and is one of Truck Accessories’ two principal suppliers of windows and doors used in the manufacture of pick-up truck caps.  State Wide operates as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was $6.4 million.  The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

State Wide (dollars in thousands)	March 17, 2006
Accounts receivable	$2,181
Inventories	2,493
Other current assets	81
Property, plant and equipment	923
Goodwill	3,596
Current liabilities	(2,782)
Other long-term liabilities	(35)
$6,457

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

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $7.4 million. The Company has completed a valuation of certain intangible assets.  The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Eagle Coach (dollars in thousands)	January 3, 2006
Accounts Receivable	$1,933
Inventories	1,658
Other current asset	18
Property, plant and equipment	232
Other long-term asset	161
Goodwill	1,110
Acquired Intangibles	3,250
Current liabilities	(887)
Accrued warranty	(35)
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

The acquisition was accounted for as a purchase and the aggregate purchase price was approximately $12.3 million.  The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Federal Coach (dollars in thousands)	June 6, 2005
Accounts receivable	$2,465
Inventories	9,330
Other current assets	15
Property, plant and equipment	649
Goodwill	1,850
Acquired intangibles	3,650
Accounts payable	(4,336)
Customer deposits	(343)
Accrued warranty	(66)
Other current liabilities	(944)
$12,270

The combined results of operations of the Company for the three and nine months ended September 30, 2006 and 2005, including State Wide, Eagle Coach and Federal Coach for the periods prior to their acquisition, on a pro forma basis, would have been as follows:

Pro Forma as of September 30	For the three months ended		For the nine months ended
(dollars in thousands)	2006	2005	2006	2005
Net sales	$197,968	$181,416	$615,037	$561,555
Operating income	$9,784	$7,687	$28,954	$25,833
Income before income taxes	$6,072	$3,173	$16,947	$13,157

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	September 30,	December 31,
(dollars in thousands)	2006	2005
Raw Materials	$44,604	$36,172
Work in Process	22,904	13,879
Finished Goods	7,339	7,156
Total Inventories	$74,847	$57,207

(7) Floorplan Notes Payable

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach.  Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of September 30, 2006 and December 31, 2005.  These obligations are reflected on the accompanying balance sheet as accounts payable.

The total amount financed under these agreements was $1.7 million and $2.7 million as of September 30, 2006 and December 31, 2005, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of September 30, 2006, the weighted average interest rate on all outstanding floorplan notes payable was 0.2%.  The interest rate on the liabilities that bear interest was 9.6% at September 30, 2006.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the nine months ended September 30, 2006 and 2005 was as follows:

(dollars in thousands)	2006	2005
Cash paid for interest	$18,212	$16,564
Cash paid for income taxes	2,107	2,667
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	2,864	713

(9) Income Taxes.

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The income tax provisions for the nine months ended September 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as a reduction of the valuation allowance of approximately $0.5 million and $0.3 million in 2006 and 2005, respectively.

The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  The Company recorded a valuation allowance of $3.3 million and $3.8 million as of September 30, 2006 and December 31, 2005, respectively, against a capital loss carry forward and a state net operating loss carry forward deferred tax asset of an equal amount.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should the Company determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

(10) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2.3 million in standby letters of credit outstanding at September 30, 2006 and December 31, 2005, primarily securing the Company’s chassis bailment pool programs.

During 2005, the Company entered into an agreement with a key supplier, whereby it will exclusively purchase inventory from this supplier for five years, in return for favorable pricing.  The Company estimates that it will purchase approximately $6.5 million of product from this supplier in 2006.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically the manufacturer’s dealer.  The agreements generally provide that the Company is restricted to producing certain conversions or upfittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories, included in interest expense in the consolidated income statements totaled $51,000 and $0 for the periods ended at September 30, 2006 and 2005, respectively.  Total consigned chassis inventory totaled $0.9 million at September 30, 2006 and $1.4 million at December 31, 2005.

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

In June, 2005, Morgan Olson was notified by the Michigan Department of Environmental Quality that it had failed to file several reports.  The reports are related to its air permit, wastewater discharge, and chemical inventory.  The Company has agreed to settle these alleged violations.  The penalty is not material and the final consent order was signed by both parties in September.

In July, 2005, Morgan notified USEPA that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder.  This matter was fully investigated and as of August 31, all necessary reports have been completed and filed with the USEPA.  Action by the USEPA is probable and could be material.

Beginning in 2003, Truck Accessories submitted a request to modify its air permit and increase the emission limits at its Pennsylvania facility.  During this process, the Pennsylvania Department of Environmental Protection (DEP) made the company aware that it believed that the plant had ongoing violations.  The company has investigated the alleged violations and does not fully agree with the DEP.  In an attempt to settle the matter and improve the operating capacity of the operation, the company is working with the DEP. The proposed penalty is $75,000 which is subject to further negotiation, and the consent order should be signed by the end of the year.

(11) Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The Company has not yet determined the effect of adopting this Interpretation, which is effective for periods beginning January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment.  SAB No. 108 is effective for fiscal years beginning after November 15, 2006.  Management is analyzing this pronouncement to determine the impact of its adoption on the Company’s financial statements.

(12) Cash and Investments

In prior years, the Company invested in auction rate securities with an initial term greater than 90 days and, as such, classified them as short-term investments.  In the third quarter 2006, the Company invested in auction rate securities with maturities less than 90 days, and, as such, classified them as cash equivalents at September 30, 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2005 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview please refer to that section.

Effective January 3, 2006 and March 17, 2006, respectively, we acquired all of the outstanding common stock of Kellerman Coach, Inc., (“Eagle Coach”) and State Wide Aluminum, Inc., (“State Wide”).  Eagle Coach manufactures funeral coaches at a plant in Amelia, Ohio.  Federal Coach, which was acquired on June 6, 2005, and Eagle Coach comprise our Specialty Vehicle Group that is part of our Specialty Manufacturing segment.  The acquisition of Eagle Coach gives the Specialty Vehicle Group approximately 50% of the funeral coach market in the United States.  State Wide manufactures window and door components for use in pickup truck caps and livestock trailers.  State Wide is a supplier of components to Truck Accessories and is operated as a division of that segment.  The results of operations of these acquired businesses have been included in our results of operations subsequent to their acquisition.

Results of Operations

Three months ended September 30, 2006 Compared to Three months ended September 30, 2005 (Unaudited)

Sales.  Our consolidated net sales increased $24.0 million, or 13.8%, to $197.9 million for the quarter ended September 30, 2006 compared to $173.9 million for the quarter ended September 30, 2005.

•             Morgan’s net sales increased $4.8 million, or 5.8%, to $86.5 million compared to $81.7 million for the prior period.  Truck body sales that were made up of almost entirely commercial units increased $4.4 million or 6.1% on the same unit shipments as the period last year.  Consumer rental sales are substantially completed by June 30 of each year.  Parts and service sales were $3.0 million for the quarter compared to $2.7 million last year.

•             Morgan Olson’s net sales increased $10.2 million or 46.9% to $31.9 million compared to $21.7 million for the prior period.  Sales of step vans increased $9.6 million or 54.0% primarily due to a 447 unit or 48% increase in UPS shipments during the quarter.   Parts and service sales were $4.3 million compared to $3.8 million last year.

•             Truck Accessories’ net sales decreased $3.1 million, or 7.3% to $39.7 million compared to $42.8 million for the prior period.  Excluding State Wide, acquired in March 2006, net sales decreased $7.1 million, or 16.6%.  Shipments of caps and tonneaus decreased by approximately 13,000 units or 22.7% to approximately 44,000 units.  The average sales price of those units increased approximately 5.6% over last year.  Pickup truck sales in the United States and Canada decreased 16.5% over the respective period last year to approximately 754,000 units.

•             Specialty Manufacturing’s net sales increased $12.1 million, or 43.3%, to $39.9 million compared to $27.8 million for the prior period. Excluding the Specialty Vehicle Group, net sales increased $4.3 million or 24.2% primarily due to increase sales to customers in the energy services business.  Specialty Vehicle’s sales were $17.7 million for the third quarter of 2006 compared to $10.0 million last year.  Eagle Coach, acquired in early 2006 contributed $5.2 million of the increase.

Backlog.  Consolidated backlog was $200.6 million as of September 30, 2006 compared to $143.6 million at December 31, 2005 and $110.1 million as of September 30, 2005.

•                      Morgan’s backlog was $101.4 million compared to $94.7 million at December 31, 2005 and $67.7 million at September 30, 2005.  The increase in backlog was due to continued demand for commercial units and although we cannot estimate the amount, we believe the increase is in part due to customers securing chassis availability in advance of the 2007 engine emission standard change.

•                      Morgan Olson’s backlog was $36.5 million compared to $9.3 million at December 31, 2005 and $11.0 million at September 30, 2005.  The increase over the prior year was primarily due to increased fleet orders including UPS.  The backlog of UPS orders was 1,134 units at September 30, 2006 compared to 193 units at September 30, 2005.

•                      Truck Accessories’ backlog was $3.6 million compared to $3.9 million at December 31, 2005 and $4.0 million as of September 30, 2005.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog was $59.1 million compared to $35.7 million at December 31, 2005 and $27.3 million at September 30, 2005.  Excluding the acquired operations of Specialty Vehicle Group, the backlog was $52.8 million as of September 30, 2006 and the increase was primarily due to increased orders for machining services from customers in the energy services business.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $19.8 million, or 13.0%, to $172.6 million for the quarter ended September 30, 2006 compared to $152.8 million for the quarter ended September 30, 2005. Consolidated gross profit increased by $4.3 million, or 20.1%, to $25.4 million (12.8% of net sales) for the quarter compared to $21.1 million (12.2% of net sales) last year.

•             Morgan’s gross profit increased $0.1 million, or 1.1% on a 5.8% increase in sales, to $10.1 million (11.7% of its net sales) compared to $10.0 million (12.3% of its net sales) for the prior period.  The decline in the gross profit margin was due to increased material costs, primarily steel and aluminum, which was offset, in part, by lower overhead spending.

•             Morgan Olson’s gross profit increased $2.7 million, or 231.2% on a 46.9% increase in sales to $3.9 million (12.1% of its net sales) compared to $1.2 million (5.4% of its net sales) for the prior period.  The increase in gross profit margin was primarily due to improved labor efficiencies resulting from the higher production volume and improved manufacturing processes.

•             Truck Accessories’ gross profit decreased $1.8 million, or 26.5% on a 7.3% decrease in sales to $5.0 million (12.6% of its net sales) compared to $6.8 million (15.9% of its net sales) for the prior period. Excluding State Wide’s gross profit of $0.8 million, the decrease was $2.6 million and was mainly due to the decrease in sales and higher overhead costs which included a $0.6 million increase in delivery costs.

•             Specialty Manufacturing’s gross profit increased $3.3 million, or 104.7%, to $6.4 million (16.0% of its net sales) compared to $3.1 million (11.1% of its net sales) for the prior period.  The Specialty Vehicle Group operations acquired this year added $2.5 million of additional gross profit in the current period.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $2.9 million, or 22.1%, to $16.1 million (8.1% of net sales) for the quarter ended September 30, 2006 compared to $13.2 million (7.6% of net sales) for the quarter ended September 30, 2005.

•             Morgan’s selling, general and administrative expenses increased $0.2 million, or 4.1%, to $5.0 million (5.7% of its net sales) compared to $4.8 million (5.9% of its net sales) for the prior period.  The increase included costs of $0.3 million associated with the implementation of new information technology systems.

•             Morgan Olson’s selling, general and administrative expenses increased $0.4 million or 33.2% to $1.5 million (4.5% of its net sales) compared to $1.1 million (5.1% of its net sales) for the prior period, due primarily to the costs associated with an increase of twenty-three, or 58%, sales and administrative personnel as a result of increased selling efforts and the separation of administrative functions from Morgan.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.1 million, or 1.8%, to $3.4 million (8.4% of its net sales) from $3.3 million (7.7% of its net sales) for the prior period. The increase was due to the incremental expenses from State Wide of $0.3 million offset by a decrease in selling costs as a result of a 9% reduction in sales personnel.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $1.0 million, or 36.1%, to $3.6 million (9.1% of its net sales) from $2.6 million (9.6% of its net sales) for the prior period.  The increase was primarily due to the additional expenses of the acquired operations of the Specialty Vehicle Group of approximately $0.8 million.

•             Corporate selling, general and administrative expenses during the third quarter of 2006 increased $1.3 million or 95.4% to $2.7 million from $1.4 million for the prior period.  The increase was due to consulting costs of $0.5 million related to manufacturing process improvements being undertaken at our operating plants and executive severance costs of approximately $460,000.

Closed and excess facility costs.  During the quarter ended September 30, 2005 we decided to consolidate our Truck Accessories’ plants in Canada.  The Drinkwater plant was closed and the manufacturing operations consolidated into the Moosejaw plant.  As a result, we wrote down the value of the Drinkwater facility to estimated realizable value, net of costs to dispose, and recorded an expense of $0.4 million during the quarter ended September 30, 2005.

Operating Income.  Due to the effect of the factors summarized above, consolidated operating income increased by $1.7 million, or 22.5%, to $9.3 million (4.7% of net sales) for the quarter ended September 30, 2006 from $7.6 million (4.3% of net sales) for the quarter ended September 30, 2005.  Excluding State Wide, Federal Coach, and Eagle Coach, operating income increased $0.9 million or 11.4% to $8.4 million (4.3% of net sales) for the current quarter.

•             Morgan’s operating income decreased by $0.1 million, or 1.6%, to $5.2 million (6.0% of its net sales) compared to $5.3 million (6.4% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $2.3 million to $2.4 million (7.6% of its net sales) compared to $0.1 million (0.4% of its net sales) for the prior period due to increased gross margins on higher sales.

•             Truck Accessories’ operating income decreased by $1.5 million, or 47.3%, to $1.7 million (4.2% of its net sales) compared to $3.2 million (7.5% of its net sales) for the prior period.  Excluding State Wide, Truck Accessories’ operating income decreased $1.9 million or 61.6%.

•             Specialty Manufacturing’s operating income increased by $2.3 million to $2.7 million (6.9% of its net sales) compared to $0.5 million (1.6% its net sales) for the prior period.

•             Corporate expenses increased $1.3 million to $2.7 million compared to $1.4 million for the prior period.

Interest expense.  Consolidated interest expense decreased $0.2 million, or 3.0% to $4.7 million (2.4% of net sales) for the quarter ended September 30, 2006 compared to $4.9 million (2.8% of net sales) for the quarter ended September 30, 2005.

Income taxes. The effective tax rate was 17.0% and 54.5% of income before income taxes for the three months ended September 30, 2006 and 2005, respectively.  The income tax provisions for the three months ended September 30, 2006   and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, the reversal  of $0.5 million of valuation allowances against state net operating losses and due to a $0.6 million increase in the deduction of state income taxes for federal income tax purposes.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We recorded a valuation allowance of $3.3 million and 3.8 million as of September 30, 2006 and December 31, 2005, respectively, against a capital loss carry forward and a state net operating loss carry forward deferred tax asset of an equal amount.  While we considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005 (Unaudited)

Sales.  Our consolidated net sales increased $94.9 million, or 18.4%, to $609.6 million for the nine months ended September 30, 2006 compared to $514.7 million for the nine months ended September 30, 2005.

•             Morgan’s net sales increased $14.8 million, or 5.2%, to $297.0 million compared to $282.2 million for the prior period.  The increase was due primarily to a 4.9% increase in the average unit price of a truck body over the same period last year.  Sales of commercial units that represented about 82.4% of Morgan’s truck body sales during the current period increased by 3.1% to $230.4 million from $223.4 million in 2005 on a 2.7% decrease in commercial unit shipments.  Sales of consumer rental fleet units increased $5.3 million or 17.6% on a 10.4% increase in unit shipments during 2006.

•             Morgan Olson’s net sales increased $28.1 million or 61.5% to $73.7 million compared to $45.6 million for the prior period.  Step van body sales increased $28.1 million or 85.4% on a 88.3% increase in unit shipments to 4,056 units compared to 2,248 units last year.  The 2006 fleet buy from UPS increased 193% or 1,790 units to 2,715 units.    Parts and service sales remained the same during the two periods at $12.8 million.

•             Truck Accessories’ net sales increased $3.3 million, or 2.8% to $122.4 million compared to $119.1 million for the prior period.  Excluding State Wide, acquired in March 2006, net sales decreased $5.2 million or 4.4%.  The decrease was due to a 10.6% decrease in shipments partially offset by a 6.9% increase in the average unit sales price.  Pickup truck sales in the United States and Canada have decreased 12.2% so far this year to approximately 2.2 million units.

•             Specialty Manufacturing’s net sales increased by $48.2 million, or 71.0%, to $116.2 million compared to $68.0 million for the prior period.  Excluding Specialty Vehicle Group, net sales increased $9.1 million or 16.7% during the current period.  Specialty Vehicle Group’s net sales were $52.8 million and $13.6 million for the nine months ended September 30, 2006 and 2005, respectively.  Sales of machining services increased 20% to $39.6 million compared to $33.0 million and sales of plastics based packaging materials increased $2.5 million or 11.6%.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $81.1 million, or 17.9%, to $534.5 million compared to $453.4 million for the prior period. Consolidated gross profit increased by $13.7 million, or 22.5%, to $75.0 million (12.3% of net sales) compared to $61.3 million (11.9% of net sales) for the prior period.

•             Morgan’s gross profit increased by $1.7 million, or 5.3%, to $33.4 million (11.3% of its net sales) compared to $31.7 million (11.2% of its net sales) for the prior period as a result of higher sales.

•             Morgan Olson’s gross profit increased by $5.3 million, or 240.8%, to $7.5 million (10.2% of its net sales) compared to $2.2 million (4.8% of its net sales) for the prior period.  The increase in gross profit was due to increased sales, improved labor efficiencies and lower overhead expenses as a result of increased absorption of fixed cost as a result of higher production volumes.

•             Truck Accessories’ gross profit decreased by $2.4 million, or 13.1%, to $16.1 million (13.1% of its net sales) compared to $18.5 million (15.5% of its net sales) for the prior period.  Excluding State Wide, which had $1.5 million of gross profit, Truck Accessories’ gross profit declined $3.9 million or 21.0% as a result of a 4.4%

decrease in sales and an increase in overhead costs which resulted from decreased absorption of fixed costs on lower production volumes.

•             Specialty Manufacturing’s gross profit increased $9.2 million, or 104.1%, to $18.0 million (15.5% of its net sales) compared to $8.8 million (13.0% of its net sales) for the prior period.  Specialty Vehicle Group added $7.6 million in gross profit including $6.2 million attributable to the acquisition of Eagle Coach made in the current period.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $9.5 million, or 25.5%, to $46.8 million (7.6% of net sales) for the nine months ended September 30, 2006 compared to $37.3 million (7.2% of net sales) for the nine months ended September 30, 2005.

•             Morgan’s selling, general and administrative expenses increased $1.2 million, or 8.4%, to $15.2 million (5.1% of its net sales) compared to $14.0 million (5.0% of its net sales) for the the prior period.  The increase was due partly to costs and expenses of $0.7 million related to the implementation of a new information technology system.

•             Morgan Olson’s selling, general and administrative expenses increased by $1.1 million, or 36.1%, to $4.1 million (5.6% of its net sales) compared to $3.0 million (6.6% of its net sales) for the prior period due primarily to a 42% increase in personnel.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.4 million, or 3.3%, to $10.3 million (8.4% of its net sales) from $9.9 million (8.3% of its net sales) for the prior period. The increase was due to the incremental costs of State Wide of $0.7 million offset by reductions in other expenses.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $3.8 million, or 57.9%, to $10.5 million (9.0% of its net sales) from $6.7 million (9.8% of its net sales) for the prior period.  Specialty Vehicle Group acquisitions added $3.4 million of costs for the nine months ended September 30, 2006.

•             Corporate selling, general and administrative expenses during the first nine months of 2006 increased $3.0 million or 84.2% to $6.7 million from $3.7 million for the prior period as a result of consulting expenses of $2.1 million for manufacturing process improvements at our operations.

Operating income.  Due to the effect of the factors described above, consolidated operating income increased by $4.8 million, or 20.2%, to $28.4 million (4.7% of net sales) for the nine months ended September 30, 2006 from $23.6 million (4.6% of net sales) for the nine months ended September 30, 2005.

•             Morgan’s operating income increased by $0.5 million, or 2.8%, to $18.2 million (6.1% of its net sales) compared to $17.7 million (6.3% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $4.2 million to $3.4 million (4.6% of its net sales) compared to a operating loss of $0.8 million for the prior period.

•             Truck Accessories’ operating income decreased by $2.4 million, or 29.1%, to $5.8 million (4.7% of its net sales) compared to $8.2 million (6.9% of its net sales) for the prior period.  State Wide contributed $0.8 million of incremental operating income for the period subsequent to it’s acquisition.

•             Specialty Manufacturing’s operating income increased by $5.5 million, or 253.6%, to $7.7 million (6.6% of its net sales) compared to $2.2 million (3.2% of its net sales) for the prior period. The Specialty Vehicle Group added $3.1 million of income related to the acquisition of Federal Coach in June 2005 and Eagle Coach in January 2006.  Excluding acquired operations, operating income increased $2.8 million or 162.2% at the machining services and plastics packaging operations.

•             Corporate expenses increased $3.0 million to $6.7 million compared to $3.7 million for the prior period.

Interest expense.  Consolidated interest expense increased $0.1 million, or 0.7% to $13.7 million (2.2% of net sales) for the nine months ended September 30, 2006 compared to $13.6 million (2.6% of net sales) for the nine months ended September 30, 2005.

Income taxes. The effective income tax rate was 31.5% and 40.4% of income before income taxes for the nine months ended September 30, 2006 and 2005 respectively.  The income tax provisions for the nine months September 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, the reversal of $0.5 million of valuation allowance against state net operating losses, a $0.6 million increase in the deduction of state income taxes for federal income tax purposes, and a reduction of the valuation allowance of approximately $0.3 million in the first quarter of 2005.

Liquidity and Capital Resources

Working capital at September 30, 2006 was $113.9 million compared to $114.9 million at December 31, 2005. Cash and  cash equivalents, along with short term investments, decreased $32.9 million during the nine months ended September 30, 2006 as a result of acquiring two business for approximately $13.8 million and purchases of equipment totaling $10.3 million along with an increase in cash used in operating activities of $7.4 million.  Average accounts receivable days sales outstanding at September 30, 2006 were approximately 34 compared to 33 at September 30, 2005 and inventory turns were approximately 9 compared to 10 at September 30, 2005.   We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the nine months ended September 30, 2006 used cash of $6.9 million compared to $0.5 million last year.  The increase in cash used by operations of $6.4 million was due to a $12.3 million increase in the investment in working capital offset by increased net income and changes to other non-cash items.

Investing cash flows.  Net cash used in investing activities decreased to $9.2 million for the nine months ended September 30, 2006 compared to $51.4 million for the nine months ended September 30, 2005.   The 2005 period reflects the investment of proceeds from the $45.0 million issuance of 8.75% Notes completed in January 2005.

We acquired two businesses during the nine months ended September 30, 2006 for a total purchase price of $13.8 million.

Capital expenditures for the nine months ended September 30, 2006 were $10.3 million compared to $8.9 million in the prior period.  Capital expenditures during 2006 was comprised mainly of information technology assets of $3.6 million, new product molds of $1.4 million at Truck Accessories and machine tools of $2.4 million at Specialty Manufacturing.

Financing cash flows.  We used $1.0 million of cash to make payments on capital leases for the nine months ended September 30, 2006 compared with generating cash of $45.1 million for the same period in last year.  During 2005, we issued an additional $45.0 million in aggregate principal amount of 8.75% Notes at a 5% premium.

Long-term debt.  At September 30, 2006, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.3 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the nine months ended September 30, 2006.

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

Interest Rates

As of September 30, 2006, the Company had $200.0 million of 8.75% Notes outstanding with an estimated fair value of approximately $166.0 million based upon their traded value at September 30, 2006.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $9.2 million as of September 30, 2006.

Foreign Currency

Truck Accessories and Morgan, which have manufacturing plants in Canada, generated revenues of approximately $34.8 million during the nine months ended September 30, 2006 in Canada.  The functional currency of the Canadian operations is the Canadian Dollar.  The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations; however, a significant portion of goods manufactured in Canada are exported and sold to customers in the United States.  Therefore, a weakening of the United States Dollar in relation to the Canadian Dollar may have the effect of making Canadian sourced products less competitive in the United States and result in a loss of sales.

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

None

Item 3  Defaults upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6  Exhibits

(a)

4.10 Fourth Supplemental Indenture dated April 17, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

(b)	31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(c)	31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: November 14, 2006	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer