Form 10-K
period 2006-12-31
POINDEXTER J B & CO INC
filed 2007-04-02
CIK 918962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2007 was $0.00.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  (Check One):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

As of March 30, 2007, the registrant had 100,000 shares authorized and 3,059 shares of common stock issued.

Documents incorporated by reference.  None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I

Item 1.                          Business

Overview

We operate primarily transportation-related manufacturing businesses.  Our operating subsidiaries are Morgan Truck Body, LLC (“Morgan”), Morgan Olson, LLC (“Morgan Olson”), Truck Accessories Group, LLC (“Truck Accessories”), EFP, LLC (“EFP”), MIC Group, LLC (“MIC Group”), Federal Coach, LLC (“Federal Coach”), and Eagle Specialty Vehicles, LLC (“Eagle Coach”). We acquired Eagle Coach on January 3, 2006, and it and Federal Coach comprise the Specialty Vehicle Group.  The Specialty Vehicle Group, MIC Group and EFP comprise our Specialty Manufacturing Division (“Specialty Manufacturing”).

Unless the context otherwise requires, the “Company”, “we”, “our” or “us” refers to J.B. Poindexter & Co., Inc. (“JBPCO”) together with its consolidated subsidiaries. We are wholly owned by John Poindexter.  Effective September 30, 2006, each of Morgan (formerly Morgan Corporation), Morgan Olson (formerly Morgan Olson Corporation), Truck Accessories (formerly Truck Accessories Group, Inc.), EFP (formerly EFP Corporation), MIC Group (formerly MIC Group, Inc.) and Eagle Coach (formerly Eagle Specialty Vehicles, Inc.) was, by means of a merger or statutory conversion, converted into a Delaware limited liability company. Each of those subsidiaries was and remains a wholly owned subsidiary of the Company with only the form of entity being changed.

During March 2004, we issued $125 million in aggregate principal amount of 8.75% senior notes due 2014 (“8.75% Notes”). With the proceeds of that offering we redeemed the $76 million in aggregate principal amount of the then outstanding 12.50% senior secured notes due 2007, paid accrued interest of approximately $4 million and repaid outstanding borrowings under our revolving credit facilities and other loans of approximately $37 million.  At the same time as the issuance of $125 million in aggregate principal amount of 8.75% Notes, we entered into a new $30 million revolving credit facility with a new lender. We currently have no borrowings outstanding under this revolving credit facility.  In May 2004 and January 2005, we issued an additional $30 million and $45 million, respectively, in aggregate principal amount of our 8.75% Notes, the proceeds from which increased our cash and cash equivalents.  We operate our business in four different segments: Morgan, Morgan Olson, Truck Accessories and Specialty Manufacturing. Please see Note 3 of our financial statements included herein for a description of financial information by segments.

Morgan

We believe Morgan is the leading United States manufacturer of commercial truck bodies for medium-duty trucks based upon estimated market share and total 2006 sales volume. Morgan generally manufactures products for medium-duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with Morgan’s products are commonly used in a wide variety of applications, including general freight deliveries, moving and storage and distribution of refrigerated consumables. Morgan also offers service programs for its truck bodies.

Morgan reaches a broad base of customers in the United States and Canada through its sales force and its more than 180 authorized distributors and Morgan authorized service centers.  Its customers include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through nine manufacturing plants and seven service facilities in strategic locations throughout North America, Morgan can provide timely product delivery and service to its customers.

The principal products Morgan manufactures and sells are:

•             dry freight bodies that are typically fabricated with prepainted aluminum or fiberglass-reinforced plywood panels, hardwood floors and various door configurations to accommodate end user loading and unloading requirements;

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

•             refrigerated van bodies fabricated with insulated aluminum or fiberglass-reinforced plywood panels that accommodate controlled temperature and refrigeration needs of end users;

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

•             sales of truck bodies to consumer rental companies (“Consumer Rental” sales); and

•             sales of parts and service.

Morgan’s net sales constituted 54% of our consolidated net sales in 2004, 54% in 2005 and 48% in 2006.  Morgan makes sales of truck bodies through its sales force directly to large end user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies, not including Consumer Rental sales, constituted 80% of Morgan’s net sales in 2004, 86% in 2005 and 85% in 2006.

Morgan has an independent authorized distributor network of 45 distributors nationwide. Most distributors sell a wide variety of trucks or related equipment to truck dealers and end users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to more than 120 dealers in 2006.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Morgan makes these sales through a bid process and negotiation directly with these companies through its sales force. Primary Consumer Rental customers include Penske, U-Haul and Budget. Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the next year. These sales are seasonal, with substantially all product shipments occurring the first six months of the year. Consumer Rental sales tend to be the most volatile and price-sensitive aspect of Morgan’s business, and depend on factors such as product mix and delivery schedules. Consumer Rental sales constituted 13% of Morgan’s net sales in 2004, 9% in 2005 and 10% in 2006.

Morgan’s two largest customers, Ryder and Penske, together have historically represented approximately 40% to 50% of Morgan’s total net sales. Each has been Morgan’s customer for approximately 20 years and we believe relations with each are good. Sales to these customers represented 25% of our consolidated net sales in 2004, 24% in 2005 and 22% in 2006.

Morgan also builds truck bodies and installs them on chassis acquired under a bailment pool agreement with General Motors Acceptance Corporation.  The truck is then placed with a dealer for display and ultimate sale.  Pool program sales were $0.5 million during 2006.

Morgan offers limited service programs at its own service facilities and its authorized distributors. Service sales constituted 5% of Morgan’s net sales in 2004, 3% in 2005 and 4% in 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Manufacturing and supplies.  Morgan, which is headquartered in Morgantown, Pennsylvania, operates manufacturing, body mounting, and parts and service facilities in Arizona, California, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Morgan also has sales, service and body mounting facilities in Colorado, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. All of Morgan’s domestic manufacturing facilities are ISO 9000 certified.

Generally, Morgan engineers its products to the specifications of the customer. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver the truck chassis to Morgan. Morgan monitors delivery schedules from chassis manufacturers to ensure it has appropriate levels of labor and materials to fulfill orders. Morgan manufactures and installs the body on the customer’s chassis and the customer or Morgan arranges for delivery of the completed truck. Morgan’s production cycle ranges from three to seven days for dry freight products and up to 28 days for more complex refrigerated products.  Delays in chassis deliveries can disrupt Morgan’s operations and can increase its working capital requirements.

Because contracts for Consumer Rental sales are entered into in the summer or fall but production does not begin generally until the following January, Morgan has a significant backlog of Consumer Rental sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial sales. Morgan’s backlog at December 31, 2006 was $114.6 million compared to $94.7 million at December 31, 2005. Morgan expects to complete all of the orders in its 2006 backlog during 2007.

Morgan provides limited warranties against construction defects in its products. These warranties generally allow for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on its business.

Morgan maintains an inventory of raw materials necessary to build truck bodies according to customers’ orders. Because Morgan usually manufactures its products to customer orders, it does not maintain substantial inventories of finished goods.

Morgan’s principal raw materials include aluminum, steel, fiberglass-reinforced plywood and hardwood. Morgan acquires raw materials from a variety of sources and has not experienced significant shortages of materials. However, there are a limited number of suppliers of fiberglass-reinforced plywood, an important truck body material. While Morgan has not experienced a disruption in supply or a shortage of fiberglass-reinforced plywood, such a disruption or shortage could occur in the future. Morgan may not be able to replace its existing supply of fiberglass-reinforced plywood on acceptable terms or at all. To manage its supply costs, Morgan sometimes enters into long-term supply contracts on principal materials to secure prices for up to one year if considered necessary.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, all of which are affected by general economic conditions. Replacement of older vehicles in fleets represents an important revenue source with replacement cycles of approximately six to seven years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases they deferred in prior years.

The federally mandated emission standards for diesel engines were changed effective January 1, 2007 and will change again in 2010.  These standards reduce the amount of pollutants allowed to be released during the operation of the diesel engine built into the truck chassis that Morgan is provided by its customers.  Historically, approximately 90% of Morgan truck bodies are installed on chassis with diesel engines.  Truck operators must evaluate the economic impact of the new diesel engines and have the option of changing to an alternative power unit such as gasoline engines.  Our operations will be affected in 2007 and 2010 as a result of the uncertain impact that the changes will have on our customers’ operations.

Competition.  The truck body manufacturing industry is highly competitive. Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation, and Utilimaster

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Corporation, some of which may be larger and have more resources than Morgan. There are a large number of smaller manufacturers that are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price. We believe customers value Morgan’s high-quality products, competitive pricing and delivery times.

Morgan Olson

Morgan Olson is one of two major manufacturers of step vans. Step vans are specialized vehicles designed for multiple-stop delivery applications and they enable the driver of the vehicle to easily access the cargo area of the vehicle from inside the cab. Step vans are made to customer specifications for use in parcel, food, vending, uniform, linen and other delivery applications. Morgan Olson’s step van bodies are installed on International, Ford, Freightliner and Workhorse truck chassis in body sizes ranging from 11 to 30 feet. Morgan Olson is headquartered in Sturgis, Michigan, where it has manufacturing and parts distribution facilities.

Morgan Olson’s net sales constituted 12%, 9% and 13% of our consolidated net sales in 2004, 2005 and 2006, respectively.

Customers and sales.  Customers purchase step vans through dealers and distributors and directly from Morgan Olson through its direct sales force. Two customers, United Parcel Service of America, Inc. and FedEx, purchase the majority of step vans produced in the United States. The United States Postal Service has historically been a major buyer of step vans; however, it has not placed a significant order for new step vans since the completion of the prior contract in early 2004 that Morgan Olson participated in through two chassis manufacturers. Morgan Olson’s end user customers include these customers along with Frito-Lay, Inc., Bimbo Bakeries, DHL, W.B. Mason, ARAMARK Corporation and others. The preferences and purchasing decisions of these customers dramatically affect the results of operations of Morgan Olson.

Morgan Olson also sells step van body service parts through its dealers and distributors and directly to customers. Morgan Olson is a major supplier of service parts for step vans manufactured by it for the United States Postal Service under an agreement of indefinite term that is reviewed annually. The United States Postal Service has the right to terminate the agreement for convenience at any time, but we believe Morgan Olson’s relationship with the United States Postal Service is satisfactory. However, there can be no assurance that the parts supply agreement will continue at all or for any length of time.

Morgan Olson offers aftermarket support through its Service Parts Department for both step vans manufactured by Morgan Olson and dry freight vans manufactured by Morgan.  The Service Parts business allows Morgan and Morgan Olson to consolidate their parts support functions, with dedicated fabrication, warehousing, and shipping facilities.  This service provides fleet customers with a full range of parts and parts assemblies for their vehicles. Morgan Olson Service Parts and the Morgan Service and Repair Centers offer combined support that we believe gives both companies a competitive advantage.

Manufacturing and supplies.  Morgan Olson has ISO 9000 certified manufacturing and parts distribution facilities in Sturgis, Michigan.

Generally, Morgan Olson manufactures its products to customer specifications. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver a truck chassis to Morgan Olson. Morgan Olson manufactures the complete truck body, including the installation of windows, doors, instrument panels, seating, wiring, painting and decal application. The customer arranges for delivery of the completed truck.

At December 31, 2006, Morgan Olson’s total backlog was $25.1 million, compared to $9.3 million at December 31, 2005. We expect that Morgan Olson will fill all 2006 backlog orders in 2007.

Morgan Olson provides a limited warranty against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on its business.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Morgan Olson maintains an inventory of raw materials necessary to build step van bodies. Because Morgan Olson manufactures its products to customer orders, it does not maintain substantial inventories of finished goods.  Principal raw materials include steel and aluminum and raw materials are acquired from a variety of sources that have not experienced significant shortages. Morgan Olson has taken advantage of the combined purchasing power of our companies, including Morgan, thereby generating savings on raw materials common to our businesses.

Morgan Olson’s customers purchase their truck chassis from major truck manufacturing companies. The delivery of truck chassis to Morgan Olson depends upon truck manufacturers’ production schedules, which are beyond Morgan Olson’s control. Delays in chassis deliveries can disrupt Morgan Olson’s operations and can increase its working capital requirements.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles, which is affected by general economic conditions. Because of the concentration of customers in the industry, the demand for delivery vehicles is significantly influenced by the requirements of the United States Postal Service, FedEx and United Parcel Service of America, Inc. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying, depending on vehicle types and usage. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases that were deferred in prior years.

The federally mandated emission standards for diesel engines were changed effective January 1, 2007 and will change again in 2010. Morgan Olson’s operations in 2007 and 2010 will be affected by the uncertain impact changed standards will have on its customers.

Competition.  The step van body manufacturing industry is highly competitive. Morgan Olson competes with one other major manufacturer of step van bodies, Utilimaster, which is larger and may have more resources than Morgan Olson. Competitive factors in the industry include product quality, delivery time, warranty terms, aftermarket service and price.

Truck Accessories

We believe Truck Accessories, which is headquartered in Elkhart, Indiana, is the leading manufacturer of pickup truck caps and tonneaus for the combined United States and Canadian market. Truck Accessories markets its products under the brand names Leer, Century, Raider, LoRider, BoxTop and Pace Edwards.

Caps and tonneaus provide an engineered, stylized enclosure for the bed of pickup trucks, transforming them into lockable weather-protected storage areas. Truck Accessories’ truck caps and tonneaus offer customers a variety of designs and features, including a number of distinctive styles, allowing them to customize the look and utility of their pickup trucks.  The Truck Accessories product line of truck caps and tonneaus ranges from standard to premium and is differentiated by features, styling and brand name.  Pace Edwards offers a variety of retractable hard tonneau covers that can be mechanically retracted into an integrated storage canister behind the pickup truck cab.  State Wide manufactures windows and doors used by Truck Accessories, other cap and tonneau manufacturers, and horse trailer manufacturers in the assembly of their products.

Key pickup truck cap features include shape and design, color and finish, window configurations, roof racks, glass tint, trim, and interior features such as lighting, carpeting and special gear storage options. Tonneaus also offer a range of styling, storage and convenience alternatives.  Caps and tonneaus can be designed to target specific customers.  For example, Leer offers lifestyle equipped caps for hunters, fishermen and outdoors enthusiasts that are styled and designed, through gear storage features and product appearance, to appeal to these customers. Through Truck Accessories’ multiple lines of caps and tonneaus, each with numerous features and options, we believe Truck Accessories is the industry leader in engineering, product innovation and style.

Truck Accessories’ net sales constituted 23% of our consolidated net sales in 2004, 23% in 2005 and 20% in 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Customers and sales.  Most of Truck Accessories’ truck caps and tonneaus are purchased by individuals, small businesses and fleet operators through a network of over 1,270 independent, non-exclusive dealers using brand-specific sales forces.

Pace Edwards’ retractable tonneau covers are sold primarily through automotive accessory warehouse distributors.  State Wide sells directly to manufacturers through its dedicated sales team.

Truck Accessories also sells its products in Canada. In 2006, foreign sales (primarily in Canada) represented approximately 14% of Truck Accessories’ net sales and 3% of our consolidated net sales.

Manufacturing and supplies.  The design and manufacture of Truck Accessories’ products takes place at six manufacturing facilities located in California, Indiana, Pennsylvania and Washington. During the fourth quarter of 2006, Truck Accessories announced that it would discontinue manufacturing operations at its Canadian facility during the first quarter of 2007.  Consequently, the Raider product line was transferred to other facilities in the United States during February 2007.  All Raider dealers are now supplied Raider products from these new locations although we will maintain a sales office and sales personnel in Canada.

Typical product delivery times range from one to two weeks from the time of order. Truck Accessories operates a fleet of trucks and trailers to manage the efficient and timely delivery of its products to its dealers.

Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure.  Warranty costs have not had a material adverse effect on its business in recent years.

Truck Accessories obtains raw materials and components from a variety of sources. The most important are resin, fiberglass, paint, aluminum, locks, windows and doors.  Truck Accessories purchases windows and doors for caps from two main suppliers, and effective March 17, 2006, acquired State Wide, one of these suppliers.  Although the loss of the remaining independent supplier would disrupt production activities until internal production is increased, we do not believe that such loss would have a significant adverse effect on us.  Truck Accessories and three other of our companies have committed to purchase principally all of their paint requirements through 2008 from one supplier at favorable prices.  As a result of its size and purchasing power, Truck Accessories has maintained a stable supply of materials and components on favorable terms and to date has not experienced significant shortages of these items.

Truck Accessories’ products are typically manufactured upon receipt of an order from its customers and, consequently, its backlog represents between one and two weeks of production. Truck Accessories’ backlog was $4.1 million at December 31, 2006 compared to $4.0 million at December 31, 2005.

Industry.  Sales of caps and tonneaus correspond to the level of new pickup truck sales in the United States and Canada. In 2006, we estimate that 18% to 20% of new pickup trucks were equipped with caps and tonneaus. Based on Truck Accessories’ market share in the United States and Canada of approximately 39%, we estimate that approximately 8% of new pickup trucks are equipped with Truck Accessories’ caps and tonneaus. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, will directly influence Truck Accessories’ business. Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

Competition.  The pickup truck cap and tonneau industry is highly competitive. Truck Accessories competes with one other national competitor, A.R.E., Inc., and a number of smaller companies that are regionally focused. Competitive factors include design, features, delivery times, product availability, warranty terms, quality and price.   Based on the number of products and features it offers, and its ability to quickly supply product for newly introduced pickup truck models, we believe Truck Accessories is the industry leader in product design and available accessory options.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Specialty Manufacturing

Specialty Manufacturing is comprised of Specialty Vehicle Group, MIC Group and EFP, and its sales made up 11% of our consolidated net sales in 2004, 14% in 2005 and 20% in 2006.  Specialty Vehicle Group represents approximately 46% of Specialty Manufacturing’s net sales and is comprised of Federal Coach and Eagle Coach.  Specialty Vehicle Group manufactures funeral coaches, limousines and specialized transit buses.

MIC Group represents approximately 35% of Specialty Manufacturing’s net sales and provides contract manufacturing services for customers requiring precision machining of metal parts and machining and casting services with a concentration of customers in the oil and gas exploration and development industry.

EFP represents approximately 19% of Specialty Manufacturing’s net sales and manufactures and sells expandable polystyrene and polypropylene foam, engineered to customer specifications for use by the automotive, electronics, food, furniture, bath and plumbing, and appliance industries as packaging, shock-absorbing components and material handling products.

Products.   Specialty Vehicle Group manufactures a full line of funeral coaches, family cars (modified limousines for use in funerals), limousines and specialized buses.  Specialty Vehicle’s funeral product sales represent approximately 40% of the domestic funeral coach market.

MIC Group is a contract manufacturer that produces precision metal parts used in energy exploration and production, aerospace and other industries and performs machining and casting services for manufacturers of metal parts and components.

EFP manufactures and sells material handling and protective packaging products including shock-absorbing packaging material, reusable trays and containers that are used for transporting components and the protection of customers’ products. EFP also produces block and sheet products used by the RV industry for producing sidewalls and doors and the construction industry for insulation and commercial roofing applications. EFP has also recently introduced a line of temperature-controlled shipping containers for the protection of temperature-sensitive products such as food and medical products.

Customers and sales.  Specialty Vehicle Group manufactures and sells its line of funeral coaches, limousines and specialized buses to end users, such as livery companies, and approximately 48 authorized dealers.  Its largest customer represented approximately 8% of the total net sales of Specialty Manufacturing in 2005 and 2006.

MIC Group sells products to international oilfield service companies and a variety of businesses in various industries. One oilfield service customer represented approximately 18% of the total sales of Specialty Manufacturing in 2004, 15% in 2005 and 15% in 2006.

EFP’s customers include manufacturers that require special packaging materials for protecting their products, as well as companies in the automotive industry.  One customer represented approximately 7% of the total sales of Specialty Manufacturing in 2004, 3% in 2005 and 3% in 2006.

Manufacturing and supplies.  Specialty Manufacturing’s operations are located in Alabama, Arkansas, Indiana, Ohio, Tennessee, Texas, Wisconsin and Mexico. Its facilities in Alabama, Indiana and Texas are ISO 9000 certified and its facility in Wisconsin is QS 9000 certified.

Specialty Vehicle Group engineers its product to its own specifications as well as those of chassis manufacturers in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a truck chassis or a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and modifies it to its specifications.  Bus bodies are built on cutaway chassis and funeral coaches and limousines are manufactured from a modified sedan by removing part of the interior contents, lengthening the body and building the required vehicle.  The production process typically takes between four and six weeks.  Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

(paints, plastics, sealants and lubricants) and participates in the paint supply contract negotiated by Truck Accessories.

MIC Group performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning, gun drilling and investment casting. MIC Group utilizes ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

EFP’s products are manufactured from a wide variety of materials including expandable polystyrene, polypropylene, polyethylene and resins which are subject to cost fluctuations based on changes to the price of oil and benzene in the international markets.

The Specialty Vehicle Group provides a warranty on its products for a period of 36 months or 36,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 12 months or 12,000 miles on the body and parts manufactured for bus bodies and 24 months or 24,000 miles on the portion of the body and parts manufactured for limousines.  MIC Group and EFP do not provide warranties on their products.  Warranty costs have not had a material adverse effect on Specialty Manufacturing’s business.

Specialty Manufacturing’s backlog at December 31, 2006 was $54.1 million compared to $35.7 million at December 31, 2005.  Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry.  Specialty Vehicle Group’s funeral products are used by funeral operators and sales generally increase with the introduction of new models by the OEMs.  VIP limousines and small to medium-sized buses are purchased by livery companies, churches and small tour bus operators whose businesses are influenced by the general economy.

MIC Group’s services are used by companies in the automotive, aerospace and other industries with a concentration of companies involved in oil and gas exploration. The demand for equipment and services supplied to the oilfield service industry is directly correlated to the level of worldwide oil and gas drilling activity.

The majority of EFP’s products are manufactured for use by manufacturing companies in other industries; economic conditions that affect those other industries will influence its operations.

Growth or downturns in the general economy and specifically the entertainment, automotive, electronics, furniture and appliance industries have a corresponding effect on Specialty Manufacturing’s business.

Competition.  Specialty Vehicles competes with one major manufacturer of funeral coaches and with other businesses engaged in the manufacture of limousines and passenger shuttle/executive buses.

MIC Group competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration, aerospace and other industries.

EFP competes with a large number of other molded, expandable plastic producers.

Some of Specialty Manufacturing’s competitors may be larger and have more resources.  Price, delivery times, technological know-how, design and capacity are the primary competitive factors in Specialty Manufacturing’s industries.

Trademarks and patents

We own rights to certain presentations of Truck Accessories’ Leer brand name, which we believe are valuable because we believe that Leer is recognized as being a leading brand name.  We own rights to the Federal Coach and Eagle Coach names.  We also own rights to certain other trademarks and trade names, including certain

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

presentations of Morgan’s name. Although these and other trademarks and trade names used by us help customers differentiate our product lines from those of competitors, we believe that the trademarks or trade names themselves are less important to customers than the quality of the products and services. Our subsidiaries, principally Morgan, EFP and Eagle Coach, hold, directly or indirectly through subsidiaries, patents on certain products and components used in the manufacturing processes. We do not believe that the loss of any one patent would have a material adverse effect on us.

Employees

At December 31, 2006, we had approximately 4,500 full-time employees and an average of 4,625 full-time employees throughout the year.  Personnel are unionized only at EFP’s Decatur, Alabama facility (covering approximately 60 persons, with a contract expiring in August 2009). We believe that relations with our employees are good.

Environmental matters

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”) impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of our operations also require permits which may restrict our activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, we generate non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying minor fines, none of which individually or in the aggregate has had a material adverse effect on us.   Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  However, we expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards. Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required, for example, to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on our business and financial condition.  For a description of currently outstanding environmental issues, see Note 16 of Notes to the Financial Statements.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 1A.                                               Risk Factors

An investment in our securities is subject to a number of risks. An investor should carefully consider the following risk factors in evaluating this investment. Any of the following risks, as well as other risks and uncertainties that we do not know about now or that we do not think are important, could seriously harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment.

Our businesses are highly cyclical. An economic downturn could adversely affect our ability to generate cash and make required payments on our debt.

The success of our business depends on general economic conditions and such factors as:

•      corporate profitability;

•      interest rates;

•      fuel costs;

•      consumer preferences;

•      consumer spending patterns;

•      sales of truck chassis and new pickup trucks; and

•      levels of oil and gas exploration activity.

In addition, we sell our products to customers in inherently cyclical industries, such as the trucking industry and the energy services industry, which experience significant downturns from time to time. As a result of an economic recession and adverse conditions in the trucking industry, we experienced substantially lower sales at Morgan  during 2001 and 2002   Morgan’s business began a recovery in 2003. During the same time period, a decline in oil and gas exploration activity resulted in substantially lower sales at Specialty Manufacturing. As a result of these conditions and a reduction in the availability of credit from banks and securities markets, we did not expect to have enough cash to retire our unsecured senior notes, initially issued by us in 1994, when they were due to mature in May 2004. In June 2003, we exchanged those unsecured notes for secured notes and extended the maturity to May 2007. The secured notes were subsequently redeemed by us in March 2004 prior to the original maturity date. Another prolonged economic downturn or recession would result in a significant decrease in our sales and would materially and adversely affect our operating cash flows and our ability to make required payments on our debt.

Demand for our truck body products depends largely on the replacement cycle of delivery trucks.

Morgan and Morgan Olson produce and sell truck bodies for new delivery trucks, primarily in the general freight, moving and storage, parcel delivery and distribution industries. Demand for these products is driven by customers replacing older vehicles in their delivery truck fleets and these customers often decide to postpone their purchases of new delivery trucks during economic downturns. If economic conditions or other factors, including longer useful lives of delivery trucks, cause our customers to reduce their capital expenditures and decrease investments in new delivery trucks, our sales would be materially and adversely affected. As a result, our ability to generate cash and make required payments on our debt would be reduced.

The cyclicality of pickup truck sales could cause a decline in Truck Accessories’ sales.

Truck Accessories’ sales depend on the sales of new pickup trucks in North America. A decline in pickup truck sales would cause a decline in Truck Accessories’ sales, which would materially and adversely reduce Truck Accessories’ ability to generate cash and could reduce our ability to make required payments on our debt. Sales of pickup trucks are characterized by periodic fluctuations in demand due to, among other things, changes in general economic conditions, interest rates, fuel costs, new model introductions, consumer spending levels and consumer preferences.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

We have a substantial amount of debt outstanding and can incur more debt, which could hurt our business prospects, limit cash flow available from our operations and prevent us from fulfilling our obligations under the 8.75% Notes and our other debt obligations.

We are significantly leveraged and will continue to be significantly leveraged although we had $19.0 million of stockholder’s equity at December 31, 2006 compared to $9.7 million at December 31, 2005.  Of our debt of $207.6 million, $5.8 million is secured indebtedness and capital lease obligations.  In addition, we had $27.7 million of secured debt availability under our revolving credit facility and we may be able to incur substantially more debt in the future.

We may not be able to compete favorably in our industries.

We experience direct competition in each of our product lines and some competitors have greater financial and other resources than we have. We face competition from existing competitors with entrenched positions and we could face competition from new ones. Changes in the nature of the industries in which we operate and our business could produce competition from new sources. Increased competition may have a material adverse effect on our business, cash flows and ability to make required payments on our debt by reducing our sales or margins.

Most of our businesses rely on a small number of customers, the loss of any of which could have a material adverse effect on us.

Four of our businesses rely on a small number of customers to generate significant revenues.

•     Morgan’s two largest customers, Penske and Ryder, together accounted for 46% of Morgan’s net sales in 2004, 47% in 2005 and 46% in 2006 and accounted for 25% of our consolidated net sales during 2004, 25% in 2005 and 22% in 2006.

•     Two customers accounted for 81% of Morgan Olson’s net sales during 2004, 38% in 2005 and 56% in 2006.

•     One customer accounted for 18% of Specialty Manufacturing’s net sales during 2004, 15% in 2005 and 15% in 2006.

•     Our top ten customers accounted for 40% of our consolidated net sales in 2004, 35% in 2005 and 40% in 2006.

Because of the relative importance of large customers and the degree of concentration in the industries we serve, we are subject to additional risk. We may not be able to maintain these customer relationships or maintain our historical levels of sales to these customers. Because of the size and importance of these customers, these customers may be able to exert pressure on us to lower our prices, which may reduce our margins and operating cash flow. If one of these customers were to experience financial difficulties, our ability to collect receivables from it or generate new sales to it would be materially and adversely affected.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Environmental and health and safety liabilities and requirements could require us to incur material costs.

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. Laws, including Superfund legislation, impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites.

From time to time, we have received notices of noncompliance with respect to our operations, which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying of minor fines. We have from time to time been identified as a potentially responsible party at various Superfund sites, which, based on available information, we do not expect to result in material liability. However, new environmental requirements or more aggressive enforcement of existing ones or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, operating cash flows and our ability to make required payments on our debt.

For a description of current environmental issues, see “Item 1.   Business — Environmental Matters.”

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We face an inherent risk of exposure to product liability claims if the use of our products result, or are alleged to result, in personal injury and/or property damage. If we manufacture a defective product, we may experience material product liability losses and we may incur significant costs to defend product liability claims. We also could incur significant costs in correcting any defects, lose sales and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for the liabilities we could incur and may not continue to be available on terms acceptable to us.

We also are subject to product warranty claims in the ordinary course of our business. If we produce poor-quality products or use defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements. These costs could have a material adverse effect on our business, operating cash flows and ability to make required payments on our debt.

We depend on the services of key management personnel, the loss of whom would materially harm us.

Our ability to compete successfully and implement our business strategy depends on the efforts of our senior management personnel, including those of John Poindexter, our Chairman of the Board, President and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business. We do not maintain key-man life insurance policies on any of our executives.

We may be unable to realize our business strategy of improving operating performance and generating cost reductions.

We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives would have a material adverse effect on our business. We may decide to make significant expenditures in an effort to streamline our operations, including combining some of our operations at existing facilities, but be unable to successfully implement or realize the expected benefits of these initiatives. We also may not be able to sustain improvements made to date. We may decide to alter or discontinue some aspects of our strategy and may adopt alternative or additional strategies, which may not be in the best interests of our note holders.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

Our business strategy includes growing through strategic acquisitions of other businesses with complementary products, manufacturing capabilities or geographic markets. If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating acquisitions, we could incur unanticipated expenses and losses.

We must successfully integrate acquired businesses into our operations to take full advantage of projected benefits from those acquired businesses. The integration of future acquisitions into our operations could result in operating difficulties and divert management and financial resources that would otherwise be available for the development and maintenance of our existing operations. Our ability to make acquisitions may be constrained by our ability to obtain additional financing and by the provisions of the indenture governing our outstanding 8.75% Notes and by the terms of our revolving credit facility.

Acquisitions may involve a number of special risks, including:

•     unexpected losses of key employees or customers of the acquired business;

•     conforming the standards, processes, procedures and controls of the acquired business with those of our existing operations;

•     coordinating our product and process development;

•     hiring additional management and critical personnel; and

•     increasing the scope, geographic diversity and complexity of our operations.

Acquisitions could result in our incurrence of additional debt and contingent liabilities, including environmental, tax, pension and other liabilities. These liabilities could have a material adverse effect on our business, our ability to generate cash and our ability to make required payments on our debt.

If we are unable to meet future capital requirements, our competitive position may be adversely affected.

As a manufacturer, we are required to expend significant amounts of capital for engineering, development, tooling and other costs. Generally we seek to recover these costs through revenue generation, but we may be unsuccessful due to competitive pressures and other market constraints. We expect to fund capital expenditures through operating cash flows, borrowings under our revolving credit facility and other sources of borrowing such as capital leases, but we may not have adequate funds or borrowing availability to make all the necessary capital expenditures. If we are unable to make necessary capital expenditures, our business and our competitive position will be materially and adversely affected.

As a privately held company, we are subject to less stringent corporate governance requirements than a company with public equity. This provides less protection to our investors.

While we are subject to certain requirements of the Sarbanes-Oxley Act of 2002, we will not be subject to many of its provisions, including rules requiring us to have independent directors or an audit committee composed of independent directors. Two of our three directors, John Poindexter, our President and CEO, and Stephen Magee, the chairman of the Audit Committee of our board of directors, are not independent. We will not be subject to the same corporate governance standards as a company with public equity or a company listed on a national exchange and our security holders will not have the protections provided by having independent directors or audit committee members.

Item 1B.                 Unresolved Staff Comments

None.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.                          Properties

We own or lease the following manufacturing, office and sales facilities as of December 31, 2006:

Location	Principal use	Approximate square feet	Owned or leased	Lease expiration

Morgan:
Ehrenberg, Arizona	Manufacturing	125,000	Owned	—
Riverside, California	Manufacturing/service	62,000	Leased	2013
Atlanta, Georgia	Parts & service	20,000	Leased	2009
Rydal, Georgia	Manufacturing	85,000	Owned	—
Ephrata, Pennsylvania	Manufacturing	51,000	Owned	—
New Morgan, Pennsylvania	Manufacturing	62,900	Leased	2008
Morgantown, Pennsylvania	Manufacturing/service	261,000	Owned	—
Morgantown, Pennsylvania	Office/warehouse	110,000	Leased	2009
Corsicana, Texas	Manufacturing/service	63,000	Owned	—
Janesville, Wisconsin	Manufacturing/service	166,000	Leased	2010
Denver, Colorado	Parts & service	15,000	Leased	2012
Lakeland, Florida	Parts & service	47,000	Leased	2010
Tampa, Florida	Parts & Service	24,000	Leased	2010
Brampton, Ontario, Canada	Office & manufacturing	41,000	Leased	2008
Mississauga, Ontario, Canada	Manufacturing	22,000	Leased	2009

Morgan Olson:
Sturgis, Michigan	Office & manufacturing	380,255	Owned	—

Truck Accessories:
Woodland, California	Manufacturing	65,000	Leased	2009
Elkhart, Indiana	Office & research	23,500	Owned	—
Elkhart, Indiana	Manufacturing	132,500	Leased	2007
Elkhart, Indiana	Office & manufacturing	80,000	Owned	—
Elkhart, Indiana	Manufacturing	10,000	Leased	2008
Elkhart, Indiana	Manufacturing	150,000	Leased	2011
Chickasha, Oklahoma	Warehouse	9,700	Leased	2007
Salem, Oregon	Warehouse	20,900	Leased	2008
Milton, Pennsylvania	Manufacturing/retail	105,000	Leased	2009
Clackamas, Oregon	Retail	10,000	Leased	2008
Centralia, Washington	Manufacturing	45,950	Owned	—

Specialty Manufacturing:
Amelia, Ohio	Office & manufacturing	44,250	Leased	2010
Brenham, Texas	Office & manufacturing	125,000	Owned	—
Decatur, Alabama	Manufacturing	175,000	Leased	2009
Elkhart, Indiana	Office & manufacturing	211,600	Owned	—
Fort Smith, Arkansas	Office & manufacturing	170,000	Leased	2010
Gordonsville, Tennessee	Manufacturing	40,000	Leased	2007
Milwaukee, Wisconsin	Office & manufacturing	70,000	Leased	2010
Monterrey, Mexico	Manufacturing	38,000	Leased	2009
Nashville, Tennessee	Manufacturing	40,900	Leased	2007

We believe that our facilities are adequate for our current needs and are capable of being utilized at higher capacities to supply increased demand, if necessary.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 3.                          Legal Proceedings

We are involved in various lawsuits, which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of known lawsuits will not have a material adverse effect on us.

Item 4.                          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the twelve months ended December 31, 2006 covered by this report.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of March 30, 2007, John Poindexter owned all of the registrant’s issue and outstanding common equity.  The Company has never paid cash dividends.

The indenture regarding the 8.75% Notes, dated as of March 15, 2004, and the Revolving Credit Facility, as amended and dated as of March 15, 2004 with LaSalle Bank National Association, restricts the Company’s ability to pay dividends on its common equity.

The Company has no securities authorized for issuance under equity compensation plans.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item  6.                       Selected Financial Data

The following selected consolidated financial data as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, have been derived from our consolidated audited financial statements included elsewhere in this Form 10-K.  The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our consolidated audited financial statements not included or incorporated by reference in this Form 10-K.

	Year ended December 31,
(Dollars in millions)	2002	2003	2004	2005	2006
Operating data:
Net sales	$320.5	$435.5	$584.9	$668.1	$795.3
Cost of sales	277.9	373.8	513.4	593.1	699.9
Selling, general and administrative expense	37.4	36.9	40.6	50.0	63.0
Refinancing costs	—	0.8	—	—	—
Loss (gain) on extinguishment of debt	—	(0.4)	2.4	—	—
Closed and excess facility costs	0.3	—	—	0.4	2.7
Other expense (income)	(0.9)	—	(0.4)	0.1	(0.2)
Operating income	5.8	24.4	28.9	24.5	29.9
Interest expense	12.4	12.4	14.5	18.5	18.9
Interest income	—	—	(0.1)	(1.7)	(1.7)
Income tax provision (benefit)	(1.1)	2.7	4.1	2.6	3.8
Income (loss) before discontinued operations	(5.5)	9.3	10.4	5.1	8.9
Loss from discontinued operations	(6.6)	(0.2)	(0.5)	—	—
Net income (loss)	$(12.1)	$9.1	$9.9	$5.1	$8.9
Ratio of earnings to fixed charges(a)	— (b)	1.8x	1.9x	1.4x	1.6x

Other Data:
EBITDA(c)	$15.2	$36.6	$46.4	$37.9	$45.7
Consolidated Coverage Ratio(d)	1.3	3.0	3.2	2.1	2.4

Balance sheet data (at period end):
Working capital	$6.6	$14.9	$75.8	$114.9	$112.9
Total assets	114.0	146.9	217.5	273.2	293.5
Total debt	103.0	107.8	158.4	205.4	207.6
Stockholder’s equity (capital deficiency)	$(18.0)	$(5.4)	$4.6	$9.7	$19.0

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

operating cash flow and historical ability to service its indebtedness.  The following are the components of the Company’s EBITDA:

	Year ended December 31,
(Dollars in millions)	2002	2003	2004	2005	2006
Income (loss) before extraordinary items and discontinued operations	$(5.5)	$9.3	$10.4	$5.1	$8.9
Income tax provision (benefit)	(1.1)	2.7	4.1	2.6	3.8
Interest expense	12.4	12.4	14.5	18.5	18.9
Depreciation and amortization	9.1	9.2	9.5	10.4	12.8
Non-cash charges (income)	0.3	(0.4)	2.4	0.4	1.1
Pro forma effect of acquisitions	—	3.4	5.5	0.9	0.2
	$15.2	$36.6	$46.4	$37.9	$45.7

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

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following table shows our net sales, operating income and operating income as a percentage of net sales for each segment for the years ended December 31, 2004, 2005 and 2006.

	Year ended December 31,
(Dollars in millions)	2004	2005	2006
Net Sales
Morgan	$315.5	$358.2	$379.4
Morgan Olson	71.0	60.8	100.4
Truck Accessories	135.4	153.7	159.3
Specialty Manufacturing	64.3	95.7	155.9
Eliminations	(1.3)	(0.3)	0.4
Consolidated	$584.9	$668.1	$795.4
Operating Income (Loss)
Morgan	$19.6	$20.7	$21.6
Morgan Olson	1.9	(1.9)	3.9
Truck Accessories	10.5	8.3	3.5
Specialty Manufacturing	2.8	2.5	9.8
JBPCO (Corporate)	(5.9)	(5.1)	(8.9)
Consolidated	$28.9	$24.5	$29.9
Operating Margin Percentage
Morgan	6.2%	5.8%	5.7%
Morgan Olson	2.7%	(3.1%)	3.9%
Truck Accessories	7.8%	5.4%	2.2%
Specialty Manufacturing	4.4%	2.6%	6.2%
Consolidated	4.9%	3.7%	3.8%

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

The following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

•             Morgan’s sales of truck bodies, parts and services;

•             Morgan Olson’s sales of step van truck bodies, parts and services;

•             Truck Accessories’ sales of pickup truck caps and tonneaus; and

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

Selling, general and administrative expenses.  Selling, general and administrative expenses are made up of the costs of selling our products and administrative costs such as information technologies, accounting, finance, human resources and engineering. Costs include personnel and related costs, including travel, equipment and facility rent expense, and professional services such as audit fees. Selling, general and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Critical accounting policies and estimates

The discussion and analysis of financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are evaluated continually, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance and contingent liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warranties.  Reserves for costs associated with fulfilling warranty obligations offered on Morgan, Morgan Olson, Truck Accessories and Specialty Vehicles Group products are established based on historical experience and an estimate of future claims. Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

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

Income taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent recovery is not likely, a valuation allowance is established thus reducing the deferred tax asset. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company had alternative minimum tax credit carryforwards of approximately $0.5 million and $3.0 million at December 31, 2006 and 2005, respectively, for U.S. federal income tax purposes, which may be carried forward indefinitely.   We had a capital loss carryforward deferred tax asset of approximately $3.6 million at December 31, 2006 and 2005, and recorded a valuation allowance of an equal amount against the asset as it is uncertain as to whether we will generate future capital gains necessary to utilize the loss carryforward.  At December 31, 2006 and 2005, the Company had a state tax net operating loss carryforward deferred tax asset of $4.1 million and $3.4 million, respectively, and at December 31, 2006 had recorded a valuation allowance of $2.5 million against the portion of which it is uncertain as to whether it will be realized.  The Company recognized a reduction in the valuation allowance of $1.0 million during 2005 which reduced the tax provision by an equal amount for the year.  The Company had Canadian net operating loss carryforwards of approximately $5.5 million as of December 31, 2006 and recognized deferred tax asset of $1.9 million.  The Canadian net operating loss carryforwards expire at varying dates ranging from 1 to 20 years.  While our deferred tax assets, net of the valuation allowance, are considered realizable, actual amounts could be reduced if future taxable income is not achieved.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Inventory valuation.  Our inventories mainly consist of raw materials, vehicles prior to conversion, supplies and work-in-progress. Because our largest segments, Morgan, Morgan Olson and Truck Accessories, primarily produce products to their customers’ orders, we maintain a relatively small stock of finished goods inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. We record reserves against the value of inventory based upon our determination that the inventory is not usable in our products. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

Accounts receivable.  We provide credit to our customers in the ordinary course of business. We are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables.  Specialty Vehicles sells to certain customers on extended terms and retains title to the vehicle until payment is complete. The carrying amount of our accounts receivable approximates the fair value of the receivables because of their short-term nature with payment typically due within 30 days after an invoice is sent. We establish an allowance for doubtful accounts on a case by case basis when we believe that we are unlikely to receive payment in full of amounts owed to us. We make a judgment in these cases based on available facts and circumstances and we may record a reserve against a customer’s account receivable. We re-evaluate the reserves and adjust them as we obtain more information regarding the account. The collectibility of trade receivables could be significantly reduced if there is a greater than expected rate of defaults or if one or more significant customers experience financial difficulties or are otherwise unable to make required payments.

Goodwill, identified intangibles and long-lived assets impairment.  We perform a test of our goodwill for potential impairment annually as of October 1 as prescribed by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” The fair values of our reporting units are based on multiples of earnings derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our goodwill.  In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and indefinite- lived intangible assets should events or circumstances indicate a potential reduction in the fair value of those assets below their carrying value.  Lastly, on an annual basis, we determine that the remaining lives of identified amortizable intangible assets continue to be appropriate.

Comparison of 2006 to 2005

Sales.  Our consolidated net sales increased $127.3 million, or 19.0%, to $795.4 million for 2006 compared to $668.1 million for 2005.

•             Morgan’s net sales increased $21.2 million, or 5.9%, to $379.4 million for 2006 compared to $358.2 million for 2005.  Truck body sales increased $21.1 million or 6.2%.  The increase was due primarily to a 5.5% increase in the average unit price of a truck body and a 0.7% increase in the number of units shipped.  Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 85% of Morgan’s net sales this year, increased $15.5 million, or 5.0%, to $324.4 million.  Consumer Rental sales increased $5.7 million or 6.2% on an 11% increase in unit shipments.  Sales of parts and services increased slightly to $12.9 million compared to $11.5 million last year.  Discounts decreased slightly to $9.9 million in 2006 or 2.6% of net sales compared to $10.6 million or 3.0% of net sales in 2005.

•             Morgan Olson’s net sales increased $39.6 million, or 65.1%, to $100.4 million for 2006 compared to $60.8 million for 2005.  Step van body sales increased $39.7 million or 91.0% on an 82.0% increase in unit shipments.  The increase in unit shipments was due primarily to a 200% increase in sales to UPS from approximately 1,118 units in 2005 to 3,340 units this year.  Parts and service sales were $4.0 million in 2006 and $4.4 million in 2005.

•             Truck Accessories’ net sales increased $5.6 million, or 3.6%, to $159.3 million for 2006 compared to $153.7 million for 2005.   Excluding State Wide, which was acquired in March of 2006, sales revenue

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

decreased 3.8% or $5.9 million.  Shipments of caps and tonneaus decreased by 9.2% partially offset by a 5.4% increase in the average price per unit.   Pickup truck sales in the United States and Canada decreased 10.1% during 2006 compared to 2005.

•             Specialty Manufacturing’s net sales increased by $60.2 million, or 62.9%, to $155.9 million for 2006 compared to $95.7 million for 2005.  Sales to customers in the energy services business increased 46.5% to $41.8 million compared to $28.6 million during 2005.  Specialty Vehicles Group’s sales increased $49.3 million, or 218%, due to the acquisition of Eagle Coach on January 3, 2006 and $29.1 million, or 128.5%, due to the acquisition of Federal Coach on June 6, 2005.

Backlog.  Consolidated backlog was $198.1 million as of December 31, 2006 compared to $143.6 million as of December 31, 2005.

•             Morgan’s backlog at December 31, 2006 was $114.6 million compared to $94.7 million at December 31, 2005. The increase from a year earlier was due primarily to the timing of the receipt of fleet orders from its two largest customers.

•             Morgan Olson’s backlog was $25.1 million at December 31, 2006 compared to $9.3 million at December 31, 2005.  The increase was due primarily to an order from UPS for $8.9 million included in the 2006 backlog.

•             Truck Accessories’ backlog of approximately two weeks of production was $4.1 million at December 31, 2006 compared to $3.9 million as of December 31, 2005.

•             Specialty Manufacturing’s backlog at December 31, 2006 increased $16.6 million to $52.3 million compared to $35.7 million at December 31, 2005.  The backlog of machining services increased $14.7 million over last year.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $106.9 million, or 18.0%, to $700.0 million for 2006 compared to $593.1 million for 2005. Consolidated gross profit increased by $20.4 million, or 27.2%, to $95.4 million (12.0% of net sales) for 2006 compared to $75.0 million (11.2% of net sales) for 2005.  Material, labor and overhead costs made up 53.7%, 14.9% and 19.4%, respectively, of cost of sales during 2006 and 52.9%, 15.2% and 20.7%, respectively, during 2005.

•             Morgan’s gross profit increased by $2.6 million, or 6.6%, to $42.2 million (11.1% of its net sales) for 2006 compared to $39.6 million (11.1% of its net sales) for 2005.

•             Morgan Olson’s gross profit increased by $7.6 million, or 339.4%, to $9.9 million (9.8% of its net sales) for 2006 compared to $2.2 million (3.7% of its net sales) for 2005.  The increase in gross profit was due to improved labor efficiencies and overhead absorption on higher production volumes.

•             Truck Accessories’ gross profit declined by $1.9 million, or 8.9%, to $19.6 million (12.3% of its net sales) for 2006 compared to $21.6 million (14.0% of its net sales) for 2005. Gross profit decreased $3.9 million excluding the results of State Wide which was acquired in March 2006.  The decline in gross profit can be attributed to lower volumes, delivery inefficiencies, and ongoing labor issues at our Raider plant partially offset by reduced material component costs as a result of the acquisition of State Wide.

•             Specialty Manufacturing’s gross profit increased $12.1 million, or 104.2%, to $23.7 million (15.2% of its net sales) for 2006 compared to $11.6 million (12.1% of its net sales) for 2005.  The acquisition of Eagle Coach on January 3, 2006 added $3.7 million to gross profit for the Specialty Vehicle Group which contributed $10.1 million of gross profit in 2006 compared to $1.9 million in 2005.  The remaining operations of Specialty Manufacturing increased gross profit by $3.9 million or 40.2%.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $13.0 million, or 26.0%, to $63.0 million (7.9% of net sales) for 2006 compared to $50.0 million (7.5% of net sales) for 2005.

•             Morgan’s selling, general and administrative expenses increased $1.8 million, or 9.7%, to $20.7 million (5.5% of its net sales) for 2006 compared to $18.9 million (5.3% of its net sales) for 2005.  The majority of the increase was due to $1.4 million of expenses related to the new Enterprise Resource Planning (ERP) system being implemented.

•             Morgan Olson’s selling, general and administrative expenses increased by $1.8 million, or 42.2%, to $6.0 million (5.9% of its net sales) for 2006 compared to $4.2 million (6.9% of its net sales) for 2005.  An increase in general and administrative expenses of $1.8 million was primarily due to an increase in sales personnel from 21 to 33.  Selling, general and administrative expenses as a percentage of sales decreased by 1.0% from 6.9% in 2005 to 5.9% for 2006.

•             Truck Accessories’ selling, general and administrative expenses increased by $0.8 million, or 6.3%, to $13.4 million (8.4% of its net sales) for 2006 from $12.6 million (8.2% of its net sales) for 2005. Costs increased primarily due to the incremental expenses of $1.0 million from the acquisition of State Wide.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $4.9 million, or 52.5%, to $14.1 million (9.0% of its net sales) for 2006 from $9.2 million (9.6% of its net sales) for 2005. The acquisition of Eagle Coach in 2006 added $2.2 million and the acquisition of Federal Coach in June 2005 added $2.1 million of expenses this year.

•             Corporate selling, general and administrative expenses increased by $3.8 million, or 74.2%, to $8.9 million for 2006 from $5.1 million for 2005, primarily due to approximately $0.5 million in executive severance pay and  $3.2 million of consulting costs related to our productivity initiatives.

Closed and excess facility costs. During the fourth quarter of 2006, Truck Accessories announced a plan to close its manufacturing facility in Canada and move production of its Raider product line to other manufacturing locations. As a result of this decision, Truck Accessories recorded a closed and excess facility charge of $2.7 million during this period.  The $2.7 million expense includes approximately $1.1 million of non-cash charges related to the write-down of property, plant and equipment.  The charge also included estimated personnel costs. Manufacturing operations ceased at this location effective February 2007.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $5.4 million, or 21.8%, to $29.9 million (3.8% of net sales) for 2006 from $24.5 million (3.7% of net sales) for 2005.

•             Morgan’s operating income increased by $0.9 million, or 3.9%, to $21.6 million (5.7% of its net sales) for 2006 compared to $20.7 million (5.8% of its net sales) for 2005.

•             Morgan Olson’s operating income increased by $5.8 million to $3.9 million for 2006 (3.9% of its net sales) from a $1.9 million operating loss (3.2% of its net sales) for 2005.

•             Truck Accessories’ operating income decreased by $4.8 million, or 57.8%, to $3.5 million (2.2% of its net sales) for 2006 compared to $8.3 million (5.4% of its net sales) for 2005.  State Wide’s operating income was $1.1 million for the 2006 period.

•             Specialty Manufacturing’s operating income increased by $7.3 million, or 295.1%, to $9.8 million (6.2% of its net sales) for 2006 compared to $2.5 million (2.6% of its net sales) for 2005.

•             Corporate expenses increased $3.8 million to $8.9 million for 2006 compared to $5.1 million for 2005.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Interest expense (income).   Interest expense increased $0.4 million, or 2.6%, to $18.9 million (2.4% of net sales) for 2006 compared to $18.5 million (2.8% of net sales) for 2005.  The increase was due to $0.2 million of additional interest in 2006 on the 8.75% Note offering, completed January 21, 2005, and interest on additional capital leases of $0.2 million.  We earned $1.8 million of interest income on our cash, cash equivalents and short-term investments during 2006.

Income taxes. The effective income tax rate was 30.0% and 33.6% of income before income taxes for 2006 and 2005, respectively.  The income tax provisions for 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.7 million increase in the state net operating loss carryforwards and a $1.0 million reduction in the valuation allowance that reduced the income tax provision in 2006 and 2005, respectively, and other various items.

Comparison of 2005 to 2004

Sales.  Our consolidated net sales increased $83.2 million, or 14.2%, to $668.1 million for 2005 compared to $584.9 million for 2004.

•             Morgan’s net sales increased $42.8 million, or 13.6%, to $358.2 million for 2005 compared to $315.5 million for 2004.  Excluding Commercial Babcock, which was acquired in December 2004, net sales increased $22.6 million or 7.2%.  Truck body sales increased $24.7 million or 8.4%.  The increase was due primarily to a 16.0% increase in the average unit price of a truck body partly offset by a 6.6% decline in the number of units shipped.  Commercial sales, which represented 86% of Morgan’s net sales in 2005, increased $36.4 million, or 14.4%, to $289.1 million.  Shipments of Commercial units increased approximately 2% during 2005; however, compared to a 44% increase in 2004, this increase could indicate an unfavorable change in the replacement cycle of our major fleet company customers.  Consumer Rental sales decreased $11.7 million or 27.8% on a 35% decline in unit shipments.  Commercial Babcock’s net sales were $20.9 million during 2005.  Sales of parts and services decreased $4.9 million or 31.3% due primarily to the transfer of the parts business to Morgan Olson.  Discounts decreased slightly to $10.6 million or 2.9% of net sales in 2005 compared to $10.8 million or 3.3% of net sales in 2004.

•             Morgan Olson’s net sales decreased $10.2 million, or 14.4% to $60.8 million for 2005.  Step van body sales decreased 25.1% or $14.7 million, on a 33.6% decline in unit shipments.  The reduction in unit shipments was due primarily to a 42% reduction in sales to UPS from 1,200 units in 2005 compared to approximately 1,800 units in 2004 with a 56% decline in the fourth quarter of 2005.  This trend did not continue into 2006 as orders from UPS increased to 3,200 units for delivery in 2006.  Parts and service sales increased $4.5 million to $17.1 million compared to $12.6 million in 2004; the increase was due to the transfer of the Morgan parts business to Morgan Olson.

•             Truck Accessories’ net sales increased $18.3 million, or 13.5%, to $153.7 million for 2005 compared to $135.4 million for 2004.   The increase was due primarily to the acquisition of Pace Edwards in November of 2004, which contributed $16.1 million to net sales in 2005 compared to $2.7 million in 2004.  Sales of caps and tonneaus, excluding Pace Edwards, increased by 3.7%, or $4.9 million, on a 3.3% decrease in unit shipments.  Pickup truck sales in the United States and Canada decreased 1% during 2005 compared to a 3% increase in 2004 with sales increasing 10% during the first, second and third quarters of 2005 and declining 9% in the fourth quarter.

•             Specialty Manufacturing’s net sales (excluding Federal Coach) increased by $8.7 million, or 13.5%, to $73.0 million for 2005 compared to $64.3 million for 2004.  Sales to customers in the energy services business increased 28.9% to $28.6 million compared to $22.2 million during 2004 due to an increase in demand in the oil and gas industry.  Federal Coach’s net sales were $22.6 million for the six-month period subsequent to its acquisition in 2005.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

•            Specialty Manufacturing’s backlog at December 31, 2005 increased $23.1 million to $35.7 million compared to $12.6 million at December 31, 2004.  Excluding Federal Coach’s backlog of $6.6 million at December 31, 2005, the backlog of machining services increased $16.5 million over the previous year.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $79.6 million, or 15.5%, to $593.1 million for 2005 compared to $513.5 million for 2004. Consolidated gross profit increased by $3.5 million, or 5.0%, to $75.0 million (11.2% of net sales) for 2005 compared to $71.5 million (12.2% of net sales) for 2004.

•             Morgan’s gross profit increased by $4.5 million, or 12.9%, to $39.6 million (11.1% of its net sales) for 2005 compared to $35.1 million (11.1% of its net sales) for 2004.  Excluding Commercial Babcock, Morgan’s gross profit increased $1.6 million or 4.7% on higher sales in 2005.

•             Morgan Olson’s gross profit declined by $4.8 million, or 68.2%, to $2.2 million (3.7% of its net sales) for 2005 compared to $7.1 million (9.9% of its net sales) for 2004.  The decline in gross profit and gross profit margins was due to lower labor productivity and higher overhead expenses relative to sales.

•             Truck Accessories’ gross profit increased by $1.4 million, or 7.0%, to $21.6 million (14.0% of its net sales) for 2005 compared to $20.2 million (14.9% of its net sales) for 2004. Gross profit increased $4.1 million as a result of the incremental gross profit of Pace Edwards, which was part of Truck Accessories for the twelve months of 2005 and only for two months of 2004, partially offset by a $2.7 million decrease in gross profits at the remaining Truck Accessories’ operations due primarily to increased raw material costs and delivery costs.  Delivery costs increased approximately $2.8 million in 2005 mainly due to increased fuel prices.

•             Specialty Manufacturing’s gross profit increased $2.4 million, or 26.4%, to $11.6 million (12.1% of its net sales) for 2005 compared to $9.2 million (14.2% of its net sales) for 2004.  The acquisition of Federal Coach in June of 2005 added $1.9 million to gross profits for 2005 and the remaining increase was due to higher sales of machining services.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $2.4 million, or 36.3%, to $9.2 million (9.6% of its net sales) for 2005 from $6.8 million (10.5% of its net sales) for 2004. The acquisition of Federal Coach added $1.7 million of expenses in 2005.

•             Corporate selling, general and administrative expenses increased by $1.4 million, or 38.2%, to $5.1 million (0.8% of consolidated net sales) for 2005 from $3.7 million (0.6% of consolidated net sales) for 2004, primarily due to additional personnel and related costs of approximately $0.8 million.

Loss on extinguishment of debt.  During 2004, we wrote off deferred loan costs of $2.4 million as a result of the refinancing of our then outstanding debt.

Closed and excess facility costs.  In the third quarter of 2005, we decided to consolidate the Truck Accessories plants in Canada which resulted in a write-down in the carrying value of our Drinkwater facility.  The non-cash write-down of $377,000 was recorded as closed and excess facility costs for 2005.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased by $4.4 million, or 15.2%, to $24.5 million (3.7% of net sales) for 2005 from $28.9 million (4.9% of net sales) for 2004.

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

•             Specialty Manufacturing’s operating income decreased by $0.3 million, or 10.8%, to $2.5 million (2.6% of its net sales) for 2005 compared to $2.8 million (4.3% of its net sales) for 2004.

•             Corporate expenses decreased $0.8 million to $5.1 million for 2005 compared to $5.9 million for 2004.  The loss on extinguishment of debt of $2.4 million in 2004 was included in corporate expenses for that period.

Interest expense (income).   Interest expense increased $4.0 million, or 27.5%, to $18.5 million (2.8% of net sales) for 2005 compared to $14.5 million (2.5% of net sales) for 2004.  The increase was due to a $56.1 million increase in average debt outstanding during 2005, primarily as a result of the additional 8.75% Note offering totaling $45 million in January of 2005.  We earned $1.6 million of interest on our cash and short-term investments during 2005.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Liquidity and capital resources

Historically, we have funded our operations with cash available from the proceeds of our 8.75% Notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2006 was $112.9 million compared to $114.9 million at December 31, 2005.  Our cash, cash equivalents and short-term investments decreased by $26.8 million this year compared to last year due primarily to cash paid for acquisitions during 2006 of $13.9 million and a reduction in cash provided by operating activities caused by increases in accounts receivable and inventories.  Excluding cash and short-term investments, working capital increased $26.9 million primarily as a result of an increase in accounts receivable of $17.1 million and inventories of $18.9 million.  Average accounts receivable days sales outstanding at December 31, 2006 were approximately 31 compared to 27 at December 31, 2005, and inventory turns during the year were approximately 9.2 compared to 10.4 during 2005.  Inventory turns declined somewhat due to the inclusion in inventory of vehicle chassis at Morgan and Specialty Vehicle Group (vehicle chassis remain in inventory for extended periods of time and amounted to $10.9 million and $6.9 million at December 31, 2006 and 2005, respectively).  Excluding vehicle chassis, inventory turns were 10.7 for 2006 and 11.8 for 2005.

Operating cash flows.  Operating activities during 2006 generated cash of $3.0 million compared to $14.6 million during 2005 and $11.8 million during 2004. The decrease in net cash generated by operating activities during 2006 was due primarily to an increase in the investment in working capital, primarily accounts receivable and inventories, of $18.3 million offset by higher net income and increased depreciation.

The increase in cash from operating activities during 2005 compared to 2004 was due primarily to a smaller investment in working capital in 2005.

Investing cash flows.  Net cash used in investing activities decreased $25.0 million in 2006 compared to 2005.   During 2006 we realized proceeds of $15.3 million from the sale of short-term investments compared to a net increase in short-term investment of $10.3 million in 2005.  We acquired two companies in 2006 for a combined purchase price of $13.9 million, compared to a similar amount paid in 2005 for one acquisition.  Capital expenditures decreased $1.6 million to $13.9 million in 2006 and were comprised primarily of information technology costs related to the new ERP system of $3.6 million, machinery and equipment of $5.4 million and molds of $2.0 million at Truck Accessories.  We acquired approximately $4.0 million of equipment under capital leases that were not included in capital expenditures.

We acquired Federal Coach during the second quarter of 2005 using cash proceeds of approximately $12.3 million from our 8.75% Note offerings.  Capital expenditures for 2005 were $15.5 million and included $6.1 million of new machine tools and presses for Specialty Manufacturing, $2.4 million of new product molds at Truck Accessories and a $1.5 million investment in information technology assets.   We acquired approximately $1.0 million of equipment under capital leases that were not included in capital expenditures.

As of December 31, 2006, we had no significant open commitments for capital expenditures.

Net cash used in investing activities increased to $38.0 million during 2005 compared to $36.2 million during 2004.

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

During the fourth quarter of 2004, we substituted a cash collateral deposit for standby letters of credit that had been used to secure our liabilities under our casualty insurance programs.  We deposited $5.5 million of cash into an account restricted by the terms of a trust agreement in favor of our insurance carrier.  The insurance carrier has the

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

right to demand payment from the trust in the event that we are unable to pay our liabilities for previously incurred insurance claims.

Cash generated from investing activities during 2004 by discontinued operations was made up primarily of the proceeds from the sale of the distribution business of Truck Accessories for approximately $1.3 million.

Financing cash flows.  Net cash used in financing activities totaled $1.6 million in 2006, a decrease of $46.6 million compared to the prior year.  We generated $45.0 million of cash from financing activities for 2005 as the result of obtaining $45.0 million in aggregate principal amount from our sale of 8.75% Notes due 2014 (see below) at a 5% premium, the net proceeds of which were approximately $46.4 million of increased cash and short-term investments.  During 2004, we generated $43.8 million of cash from financing activities.  We issued $155.0 million of 8.75% Notes due 2014 and used the net proceeds to repay term and revolving debt and debt issuance costs of $112.9 million and pay accrued interest on the retired debt of $3.9 million.

Long-term debt.  At December 31, 2006, our long-term debt was $207.6 million and was comprised of $201.8 million of our 8.75% Notes, which included an unamortized premium on sale of $1.8 million, and $5.8 million of capital lease obligations.  On March 15, 2004, we issued $125.0 million in aggregate principal amount of 8.75% Notes, the proceeds of which we used to repay existing debt, including (i) $79.8 million of our 12.50% senior secured notes due 2007, which amount included accrued interest of $3.9 million, (ii) borrowings under our then revolving loan agreement of approximately $22.0 million and (iii) Morgan Olson debt of approximately $14.3 million. Concurrently with issuing $125.0 million in aggregate principal amount of 8.75% Notes, we entered into a new revolving credit facility that provides for available borrowings of up to $30.0 million in revolving loans.

Effective May 15, 2004, we completed an additional sale of $30.0 million in aggregate principal amount of 8.75% Notes with net proceeds of approximately $30.0 million going to cash. Other financing activities during 2004 included $4.9 million of costs associated with our 8.75% Notes and the negotiation of our new revolving credit facility.

On January 27, 2005, we completed an offer to sell $45.0 million of our 8.75% Notes at a premium of 5% over par on the same terms as the original issue.  Net proceeds of approximately $46.4 million increased cash and short-term investments.

At December 31, 2006, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 2.4 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our indenture and revolving loan agreement restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the indenture and revolving loan agreement.

The revolving credit facility provides for available borrowings of up to $30.0 million in revolving loans. We have the option, subject to certain conditions, to increase the amount we are permitted to borrow under the facility to $50.0 million. As of December 31, 2006, we believe we have satisfied those conditions. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are secured by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million of letters of credit. As of December 31, 2006, we had $2.3 million of letters of credit outstanding and our borrowing base would have supported debt borrowings of the entire $30.0 million under our revolving credit facility.

In addition, the revolving credit facility includes covenants that place various restrictions on us, including limitation, on our ability to:

•             incur additional debt;

•             create or become subject to liens or guarantees;

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next twelve months. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the coming year, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  We cannot be certain that we will generate sufficient cash flows, and if we do not, we may have to engage in other activities such as the sale of assets to meet our cash requirements.

Off balance sheet arrangements

We have no off balance sheet arrangements.

Commitments and capital expenditures

We have entered into an agreement with a major paint manufacturer whereby Truck Accessories, Morgan, Morgan Olson and Specialty Vehicles Group are committed to buying principally all of their automotive paint requirements from this manufacturer for five years.  We receive favorable pricing in return for the commitment and estimate that we will purchase approximately $8.0 million of paint products during 2007 under this agreement.  We sometimes commit to the purchase of aluminum based on expected levels of future production and at December 31, 2006 Morgan had a commitment of $2.2 million.  We did not have any material commitments to acquire new capital equipment as of December 31, 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Certain cash contractual obligations of ours as of December 31, 2006 are summarized in the table below.

Obligations (Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
8.75% Notes	$200.0	$—	$—	$—	$200.0
Operating leases	46.6	7.7	12.1	7.3	19.5
Capital leases	5.8	1.7	3.7	0.4	—
Total	$252.4	$9.4	$20.4	$7.2	$215.4

Other matters

We are significantly leveraged and will continue to be significantly leveraged. We had $19.0 million of stockholder’s equity at December 31, 2006 compared to $9.7 million at December 31, 2005. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 22% of 2006 consolidated net sales and our top ten customers accounted for 40% of our 2006 consolidated net sales.

We continually evaluate, depending on market conditions, the most efficient use of our capital and contemplate various strategic options, which may include, without limitation, restructuring our business, indebtedness or capital structure. Accordingly, we or our subsidiaries may from time to time consider, among other things, purchasing, refinancing or otherwise retiring certain outstanding indebtedness (whether in the open market or by other means), public or private issuances of debt or equity securities, joint venture transactions, acquisitions or dispositions, new borrowings, tender offers, exchange offers or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. Additionally, there can be no assurances that these strategic options, if pursued, will be consummated or, if consummated, what effect they will have on us.

Historically, inflation has not materially affected our business; however, a rapid acceleration of material price inflation reduced our operating profit margins during 2005 and 2004.  We believe that we have increased our selling prices to levels necessary to offset the raw material cost inflation that has been experienced during both 2005 and 2004.  We implemented further price increases at Morgan, Truck Accessories and Specialty Manufacturing during 2006 and 2007 but cannot predict the impact, if any, of future raw material price increases on our profitability.  Operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures.

During 2006, we paid $0.3 million in fees to Southwestern Holdings, Inc., which is wholly owned by Mr. Poindexter, for services provided by Mr. Poindexter during 2006. Beginning in July 2006, Mr. Poindexter began receiving a salary from the Company.

Recently issued accounting standards

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.  SAB No. 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  SAB No. 108 is effective for fiscal years beginning after November 15, 2006.

The Company has elected to apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006.  As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of $0.4

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

million, net of tax of $0.2 million, as of January 1, 2006.  This adjustment resulted from the Company overstating liabilities for certain compensation agreements, which was deemed immaterial to the financial statements in each respective period.  This misstatement, decreasing net income in the year reported, originated as follows: 2005 — $0.1 million; 2004 — $0.1 million; and prior to 2004 — $0.2 million.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”, an amendment to FASB Statements No. 87, 88, 106 and 132(R).  This standard requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation.  The Company will adopt this standard during fiscal year 2007 as required, which is not expected to have any significant impact on the Company’s financial position, results of operations or cash flow.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  The Company will adopt this standard during fiscal year 2007 as required, which is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB released Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax provision will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed.  Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The Company has not yet determined the effect of adopting this interpretation, which is effective for periods beginning January 1, 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS 154 changes the requirements for the accounting for and reporting of voluntary change in accounting principle, and for changes required by an accounting pronouncement that does not have a specific transition provision.  When recognizing a change in accounting principle, retrospective application of the principle to the prior period’s financial statements is generally specified.  The effective date for the Company is for fiscal year 2006. The adoption of the standard did not   have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29.” The standard eliminates certain exceptions that were contained in APB Opinion No. 29 to the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged.  The effective date for the Company is for fiscal year 2006.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of APB No. 43, Chapter 4.”  The standard states that idle facility expense, freight, handling costs and wasted material be accounted for as current-period expense regardless of whether they meet the criterion of “abnormal,” as previously defined.  The effective date for the Company is fiscal year 2006.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

Item 7a.                    Quantitative and Qualitative Disclosure about Market Risk

We are subject to certain market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below.  See the notes to our consolidated financial statements elsewhere in this 10-K for a description of our accounting policies and other information related to these financial instruments.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Variable-rate debt.  We currently have no borrowings outstanding under our revolving credit facility. The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.

Fixed-rate debt.  As of December 31, 2006, the Company had $200.0 million of 8.75% Notes outstanding, with an estimated fair value of approximately $171.0 million and $186.0 million based upon the traded value at December 31, 2006 and March 23, 2007, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $9.1 million as of December 31, 2006

Foreign currency.  Morgan and Truck Accessories each had manufacturing plants in Canada during 2006 which generated sales of approximately $44.0 million for the year. The functional currency of our Canadian operations is the Canadian dollar.  Specialty Manufacturing has a plant in Mexico, however the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

A significant amount of the production from the Truck Accessories plant was exported to customers in the United States. The weakening of the United States dollar in relation to the Canadian dollar decreased Truck Accessories’ gross margins in Canada and contributed to the decision in late 2006 to close the plant and move production to the United States.

Item 8.                          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholder’s equity (capital deficiency), and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company has adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of accumulated deficit.

/s/ CROWE CHIZEK AND COMPANY LLC

South Bend, Indiana
March 23, 2007

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$29,304	$40,855
Short-term investments	—	15,266
Accounts receivable, net	67,227	50,156
Inventories, net	76,080	57,207
Deferred income taxes	1,771	1,399
Income tax receivable	—	1,759
Prepaid expenses and other	1,735	2,219
Total current assets	176,117	168,861
Property, plant and equipment, net	60,615	54,333
Goodwill	29,814	24,759
Intangible assets, net	11,414	9,330
Deferred income taxes	1,135	1,073
Other assets	14,414	14,820
Total assets	$293,509	$273,176

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,934	$1,017
Accounts payable	32,790	29,288
Accrued compensation and benefits	11,142	7,976
Accrued income taxes	474	—
Other accrued liabilities	16,835	15,681
Total current liabilities	63,175	53,962
Noncurrent liabilities
Long-term debt, less current portion	205,679	204,365
Employee benefit obligations and other	5,646	5,198
Total noncurrent liabilities	211,325	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	76	(10)
Accumulated deficit	(553)	(9,825)
Total stockholder’s equity	19,009	9,651
Total liabilities and stockholder’s equity	$293,509	$273,176

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands)

	Years ended December 31,
	2006	2005	2004
Net sales	$795,379	$668,118	$584,921
Cost of sales	699,985	593,120	513,472
Gross profit	95,394	74,998	71,449
Selling, general and administrative expense	63,034	49,965	40,601
Closed and excess facility costs	2,678	377	—
Other expense (income)	(202)	127	(438)
Loss on extinguishment of debt	—	—	2,394
Operating income	29,884	24,529	28,892
Interest expense	18,929	18,452	14,508
Interest income	(1,766)	(1,617)	(151)
Income from continuing operations before income taxes and discontinued operations	12,721	7,694	14,535
Income tax provision	3,821	2,582	4,134
Income before discontinued operations	8,900	5,112	10,401
Loss from discontinued operations, net of applicable taxes	—	—	(527)
Net income	$8,900	$5,112	$9,874

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (CAPITAL DEFICIENCY)
(Dollars in Thousands)

For the years ended December 31, 2006, 2005 and 2004	Shares of common stock	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
January 1, 2004	3,059	$19,486	$(24,811)	$(82)	$(5,407)
Net income	—	—	9,874	—	9,874
Translation adjustment	—	—	—	155	155
Comprehensive income					10,029
December 31, 2004	3,059	19,486	(14,937)	73	4,622
Net income	—	—	5,112	—	5,112
Translation adjustment	—	—	—	(172)	(172)
Unrealized gain on investments	—	—	—	89	89
Comprehensive income					5,029
December 31, 2005	3,059	19,486	(9,825)	(10)	9,651
Cumulative effect adjustment, adoption of SAB No. 108, net of tax	—	—	372	—	372
Net income	—	—	8 ,900	—	8,900
Translation adjustment	—	—	—	86	86
Comprehensive income					8,986
December 31, 2006	3,059	$19,486	$(553)	$76	$19,009

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$8,900	$5,112	$9,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,017	10,360	9,527
Amortization of debt issuance costs	761	598	592
Loss on disposal of discontinued operations	—	—	175
Closed and excess facility costs	1,161	377	—
Loss on extinguishment of debt	—	—	2,394
Provision for excess and obsolete inventory	1,397	563	382
Provision for doubtful accounts receivable	333	195	470
Loss (gain) on sale of property, plant and equipment	(7)	223	1
Deferred income tax provision (benefit)	(434)	834	2,123
Operating cash flows from discontinued operations	—	(319)	(48)
Other	393	(63)	232
Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(13,092)	2,437	(7,240)
Inventories	(15,781)	(1,045)	(10,903)
Prepaid expenses and other	(103)	(1,647)	263
Accounts payable	1,412	910	(1,936)
Accrued income taxes	2,235	(2,481)	152
Other accrued liabilities	3,847	(1,410)	5,712
Net cash provided by operating activities	3,039	14,644	11,770
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,897)	(12,270)	(17,906)
Proceeds from disposition of business, property, plant and equipment	214	58	294
Purchase of property, plant and equipment	(13,874)	(15,501)	(9,428)
Purchases of short-term investments	—	(53,728)	(30,600)
Proceeds from sale of short-term investments	15,266	43,462	25,600
Issuance of insurance collateral deposits	(659)	—	(5,520)
Net investing activities of discontinued operations	—	—	1,343
Net cash used in investing activities	(12,950)	(37,979)	(36,217)
Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	—	—	(19,718)
Proceeds from long-term debt	—	47,251	155,000
Payments of long-term debt and capital leases	(1,583)	(1,047)	(87,636)
Debt issuance costs	—	(1,197)	(5,160)
Change in restricted cash	—	—	1,351
Net cash provided by (used in) financing activities	(1,583)	45,007	43,837
Effect of exchange rate on cash	(57)	(249)	42
Change in cash and cash equivalents	(11,551)	21,423	19,432
Cash and cash equivalents, beginning of year	40,855	19,432	—
Cash and cash equivalents, end of year	$29,304	$40,855	$19,432

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

The Company has acquired five businesses during the three years ended December 31, 2006 (see Note 4).

The Company’s operating segments are as follows:

Morgan Truck Body, LLC (“Morgan”) manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks).  Morgan’s operations include Commercial Babcock, Inc.  The truck bodies are attached to truck chassis provided by its customers.  Customers include rental companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass reinforced plywood, hardwoods and oil acquired from a variety of sources.

Morgan Olson, LLC (“Morgan Olson”) manufactures step van bodies for parcel, food, vending, uniform, linen and other delivery applications. Step vans are specialized vehicles designed for multiple stop applications and enable the driver of the truck to easily access the cargo area. Morgan Olson manufactures the complete truck body, including the installation of windows, doors, instrument panels, seating, wiring and painting. The step van bodies are installed on truck chassis provided by Morgan Olson’s customers. The principal raw materials used by Morgan Olson include steel and aluminum.

Truck Accessories Group, LLC (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories includes Leer, Century, Raider Industries Inc. (“Raider”), Pace Edwards and State Wide, which was acquired on March 17, 2006 (see Note 4). Effective May 28, 2004, the Company sold principally all the assets of Midwest Truck Aftermarket (“MTA”), the distribution business of Truck Accessories, and, accordingly, it was presented as a discontinued operation.  The loss from discontinued operations totaled $527 for the year ended December 31, 2004, which included $300, less an income tax benefit of $125, of loss  on disposal.  The principal raw materials used by Truck Accessories include resin, fiberglass, paint, and manufactured locks and windows.

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC Group”), and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”), which was acquired effective January 3, 2006 (see Note 4).  The Specialty Vehicle Group manufactures funeral coaches, limousines and specialty buses.  MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries and other general industries. EFP molds, fabricates and markets expandable foam products which are used as packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators. The principal raw materials used by Specialty Manufacturing are expandable polystyrene, polypropylene, polyethylene, resins, ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.

Effective September 30, 2006, each of Morgan (formerly Morgan Corporation), Morgan Olson (formerly Morgan Olson Corporation), Truck Accessories (formerly Truck Accessories Group, Inc.), EFP (formerly EFP Corporation), MIC Group (formerly MIC Group, Inc.) and Eagle Coach (formerly Eagle Specialty Vehicles, Inc.) was, by means of a merger or statutory conversion, converted into a Delaware limited liability company. Each of

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

those subsidiaries was and remains a wholly owned subsidiary of the Company with only the form of entity being changed.

2.                   Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term deposits and government agency and corporate obligations, are classified as cash and cash equivalents.

Short-Term Investments.  Short-term investments, considered to be available-for-sale investments, include auction rate municipal bond securities with original maturities beyond three months.  Available-for-sale investments are those which the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale investments are reported at fair value with unrealized gains or losses included as a separate component of equity.  There were no auction rate securities at December 31, 2006 with maturities beyond three months.  Unrealized gains or losses on auction rate securities at December 31, 2005 total $89.  Interest and dividend income, adjusted by the amortization of purchase premium or discount, is included in earnings.  Realized gains or losses are determined based on the amortized cost of the specific investment sold and are included in earnings.  There were no realized gains or losses on the sale of investments included in the determination of net income for 2006, 2005 and 2004.

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

Accounts Receivable.  The Company sells to customers as is customary in its industries and typically extends its customers 30-day payment terms.  Interest is not normally charged on accounts receivable.  Accounts receivable is stated net of an allowance for doubtful accounts of $1,547 and $1,490 at December 31, 2006 and 2005, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case by case basis when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31 was:

	2006	2005	2004
Balance at the beginning of the year	$1,490	$993	$909
Provision for losses	333	195	470
Charge-offs	(340)	(153)	(520)
Recoveries	(3)	30	2
Acquisitions	67	425	132
Balance at the end of the year.	$1,547	$1,490	$993

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

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

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years.  Amortization of debt issuance costs is included in interest expense.

Evaluation of Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  As indicated in Note 6, the Company recorded impairment charges in 2006 and 2005.

Warranty.  Morgan provides product warranties for periods up to five years.  Morgan Olson provides a warranty period, which is one year or 12,000 miles for components, three years or 36,000 miles for paint and five years or 50,000 miles for the van body structure.  Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure.  The Specialty Vehicle Group provides a warranty on its products for a period of 36 months or 36,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 12 months or 12,000 miles on the body and parts manufactured for bus bodies and 24 months or 24,000 miles on the section of the body and parts manufactured for limousines.  The remaining operations of Specialty Manufacturing do not provide a warranty on their products.  A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims.  The Company had accrued warranty costs of $4,185 and $4,255 at December 31, 2006 and 2005, respectively.  The activity in the accrued warranty cost accounts for the years ended December 31 was:

	2006	2005	2004
Balance at the beginning of the year	$4,255	$4,233	$3,214
Provision for losses	4,362	4,136	4,273
Charge-offs	(4,545)	(4,180)	(3,548)
Acquisitions	113	66	294
Balance at the end of the year	4,185	4,255	4,233
Less: Short-term	1,795	2,219	1,978
Long-term	$2,390	$2,036	$2,255

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2006, 2005 and 2004, advertising expense was $3,474, $3,340 and $2,371, respectively and R&D expense was $3,495, $2,240 and $1,554, respectively.

Income Taxes.  The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

The Company’s management believes that it is more likely than not that current and long-term deferred tax assets will reduce future income tax payments.  The Company has considered ongoing prudent and feasible tax planning strategies in making this assessment. There are significant assumptions inherent in the Company’s prudent and feasible tax planning strategies.  Changes in these assumptions would impact the estimated amount of deferred tax assets realized by these tax planning strategies.  Should the Company determine that it is more likely than not unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the deferred tax asset to the amount that is more likely than not to be realized,  would reduce income in the period such determination was made.

Self-Insurance Risks.  The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and health care insurance.  The Company records an actuarially determined, fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends.  Changes in the assumptions used by the actuary could result in a different self-insurance reserve.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables, and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (see Note 10), approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

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

Reclassifications.  Certain prior year amounts have been reclassified to conform to the classifications used in fiscal 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

Recent Accounting Pronouncements.  In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.  SAB No. 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  SAB No. 108 is effective for fiscal years beginning after November 15, 2006.

The Company has elected to apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006.  As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of $372, net of tax of $159, as of January 1, 2006.  This adjustment resulted from the Company overstating liabilities for certain compensation agreements, which was deemed immaterial to the financial statements in each respective period.  This misstatement, decreasing net income in the year reported, originated as follows: 2005 — $81; 2004 — $81; and, prior to 2004— $210.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106 and 132(R).  This standard requires an employer to recognize the over funded or under funded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation.  The Company will adopt this standard during fiscal year 2007 as required, which is not expected to have any significant impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  The Company has not yet determined the effect of adopting this standard, which is effective for fiscal years beginning after November 15, 2007.

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”  This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax provision will be allowed upon examination by taxing authorities.  The amount of such a tax benefit to be recorded is the largest amount that is more likely than not to be allowed.  Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings.  The Company has not yet determined the effect of adopting this Interpretation, which is effective for periods beginning January 1, 2007.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”.  SFAS 154 changes the requirements for the accounting for and reporting of voluntary change in accounting principle, and for changes required by an accounting pronouncement that does not have a specific transition provision.  When recognizing a change in accounting principle, retrospective application of the principle to the prior period’s financial statements is generally specified.  The effective date for the Company is for fiscal year 2006. The adoption of the standard did not   have a significant impact on the Company’s financial position, results of operations or cash flows.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

In December 2004, the FASB issued SFAS No. 153, “Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29.” The standard eliminates certain exceptions that were contained in APB Opinion No. 29 to the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged.  The effective date for the Company is for fiscal year 2006.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of APB No. 43, Chapter 4.”  This standard states that idle facility expense, freight, handling costs and wasted material be accounted for as current-period expense regardless of whether they meet the criterion of “abnormal,” as previously defined.  The effective date for the Company is fiscal year 2006.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

3.                   Segment Data

The Company operates and manages its subsidiaries within the separate business segments described in Note 1.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

	2006	2005	2004
Net Sales
Morgan	$379,434	$358,216	$315,454
Morgan Olson	100,361	60,793	70,995
Truck Accessories	159,310	153,726	135,385
Specialty Manufacturing	155,856	95,658	64,347
Eliminations	418	(275)	(1,260)
Net Sales	$795,379	$668,118	$584,921

Operating Income
Morgan	$21,576	$20,771	$19,605
Morgan Olson	3,904	(1,942)	1,939
Truck Accessories	3,524	8,327	10,480
Specialty Manufacturing	9,759	2,470	2,770
JBPCO (Corporate)	(8,879)	(5,097)	(5,902)
Operating Income	$29,884	$24,529	$28,892

Depreciation and Amortization Expense
Morgan	$2,241	$2,661	$2,773
Morgan Olson	958	901	809
Truck Accessories	4,233	3,701	3,275
Specialty Manufacturing	4,547	3,066	2,653
JBPCO (Corporate)	38	31	17
Depreciation and Amortization Expense	$12,017	$10,360	$9,527

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

	2006	2005	2004
Total Assets as of December 31,
Morgan	$93,295	$83,620
Morgan Olson	29,459	24,430
Truck Accessories	67,435	62,186
Specialty Manufacturing	82,872	56,113
JBPCO (Corporate)	20,448	46,827
Identifiable Assets	$293,509	$273,176

Capital Expenditures
Morgan	$1,764	$2,953	$4,222
Morgan Olson	328	599	633
Truck Accessories	3,569	4,457	3,376
Specialty Manufacturing	4,485	6,740	1,192
JBPCO (Corporate)	3,728	752	5
Capital Expenditures	$13,874	$15,501	$9,428

Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 46%, 47% and 46% of Morgan’s net sales during 2006, 2005 and 2004, respectively.  Accounts receivable from these customers totaled $8,375 and $4,655 at December 31, 2006 and 2005, respectively.  Specialty Manufacturing has one customer in the international oil field service industry that accounted for approximately 15%, 15% and 18% of Specialty Manufacturing’s net sales during 2006, 2005 and 2004, respectively.  Accounts receivable from this customer totaled $ 2,622 and $1,839 at December 31, 2006 and 2005, respectively.

Morgan Olson has two customers that accounted for approximately 56%, 38% and 81% of Morgan Olson’s net sales during 2006, 2005 and 2004 respectively.  Accounts receivable from these customers totaled $2,170 and $33 at December 31, 2006 and 2005, respectively.  Morgan Olson manufactured and shipped truck bodies for Morgan’s Canadian operations and charged Morgan $937 during the year ended December 31, 2006 for the products.

The Company, on a consolidated basis, has two customers that accounted for approximately, 22%, 25% and 25% of total net sales during 2006, 2005 and 2004, respectively.  Accounts receivable from these customers totaled $8,375 and $4,655 at December 31, 2006 and 2005, respectively.  These are customers of Morgan.

The Company’s operations are located principally in the United States.  However, Morgan and Truck Accessories have operations located in Canada and Specialty Manufacturing has operations in Mexico.  Long-lived assets relating to these foreign operations were $10,185 and $9,738 at December 31, 2006 and 2005, respectively.  Consolidated net sales included $29,610, $21,476 and $17,169 in 2006, 2005 and 2004, respectively, of sales to customers outside the United States.

JBPCO (Corporate) operating expenses for all periods comprise the costs of the parent company office and personnel that provide strategic direction and support to the subsidiary companies.  The JBPCO (Corporate) costs of $8,879, $5,097 and $5,902 for 2006, 2005 and 2004, respectively, included consulting fees associated with manufacturing process improvements of $3,200 in 2006 and the loss on extinguishment of debt of $2,394 during the 2004 period.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

4.                        Acquisitions

Effective March 15, 2004, the Company acquired from John Poindexter, the sole shareholder of the Company, the stock of Morgan Olson, a truck body manufacturing company that he acquired effective July 15, 2003.  Mr. Poindexter acquired certain assets of Morgan Olson from Grumman Olson Industries, Inc. in a bankruptcy proceeding and contributed those assets to the Company.  Mr. Poindexter paid $13,942 for the assets including $3,000 in cash that he contributed as equity of Morgan Olson and assumed certain liabilities of approximately $1,518.  The purchase price was allocated to the assets based on the estimated fair values as of the date of acquisition.  There was no goodwill recorded with the acquisition. The historical financial statements of the Company have been restated to reflect the merger on a basis similar to a pooling of interests so as to combine the financial statements of both companies for the period they were under common control.

The cash purchase price was allocated to the acquired net assets based on the estimated fair values as of the date of the original acquisition as follows:

Morgan Olson	July 15, 2003
Accounts receivable	$2,905
Inventories	4,050
Prepaid expenses and other	328
Property, plant and equipment	8,177
Accrued compensation and benefits	(160)
Accrued warranty	(450)
Other accrued expenses	(908)
$13,942

Effective November 5, 2004 the Company acquired substantially all of the assets of Pace Edwards Company (“Pace Edwards”).  The results of Pace Edwards’ operations have been included in the consolidated financial statements since that date.  Pace Edwards is located in Washington state and is a leading manufacturer of retractable tonneau covers in the pickup truck accessories business.  Pace Edwards operates as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The aggregate purchase price was $9,649 for the assets of Pace Edwards.  The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximated the following:

Pace Edwards	November 5, 2004
Accounts receivable	$1,532
Inventories	1,510
Property, plant and equipment	2,431
Goodwill	971
Acquired intangibles	3,472
Current liabilities	(87)
Accrued warranty	(180)
$9,649

Effective December 15, 2004 the Company acquired all of the outstanding stock of Commercial Babcock Inc. (“Commercial Babcock”), a Canadian company located in Brampton, Ontario. The results of Commercial Babcock’s operations have been included in the consolidated financial statements since that date.  Commercial Babcock is a manufacturer and marketer of medium-duty truck bodies for the eastern Canadian market.  Commercial Babcock operates as a division of Morgan and continues to utilize the purchased assets in the same

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

manner as prior to the acquisition.  The aggregate purchase price was $8,850 for the outstanding stock of Commercial Babcock.  The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities assumed have been recorded at their estimated fair values at the date of acquisition and approximated the following:

Commercial Babcock	December 15, 2004
Cash	$593
Accounts receivable	2,581
Inventories	1,783
Other current assets	89
Property, plant and equipment	701
Goodwill	5,422
Acquired intangibles	2,686
Accounts payable	(2,897)
Accrued warranty	(114)
Other current liabilities	(800)
Other long-term liabilities	(60)
Deferred income taxes	(1,134)
$8,850

Effective June 6, 2005, the Company acquired 100% of the membership interests in Federal Coach LLC (“Federal Coach”).  The results of Federal Coach’s operations have been included in the consolidated financial statements of the Company since that date.   Federal Coach is located in Fort Smith, Arkansas and is a manufacturer of funeral coaches, limousines and mid-sized buses.  Federal Coach operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The acquisition was accounted for as a purchase and the aggregate purchase price was $12,270.

The following summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Federal Coach	June 6, 2005
Accounts receivable	$2,465
Inventories	9,330
Other current assets	15
Property, plant and equipment	649
Goodwill	1,850
Acquired intangibles	3,650
Accounts payable	(4,336)
Customer deposits	(343)
Accrued warranty	(66)
Other current liabilities	(944)
$12,270

Effective January 3, 2006, The Company acquired all of the outstanding stock of Kellerman Coach Co., Inc. (“Eagle Coach”).  The results of Eagle Coach’s operations have been included in the consolidated financial statements since that date.  Eagle Coach is located in Amelia, Ohio and manufactures funeral coaches.  Eagle Coach and Federal Coach comprise the Specialty Vehicle Group that operates as a division of the Specialty Manufacturing segment and Eagle Coach continues to utilize the purchased assets in the same manner as prior to the acquisition.  The acquisition was accounted for as a purchase and the purchase price was $7,440.  The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

Eagle Coach	January 3, 2006
Accounts receivable	$1,933
Inventories	1,658
Other current assets	18
Property, plant and equipment	232
Other long-term assets	161
Goodwill	1,527
Acquired intangibles	2,900
Current liabilities	(954)
Accrued warranty	(35)
$7,440

Effective March 17, 2006, the Company acquired all of the outstanding stock of State Wide Aluminum, Inc. (“State Wide”).  The results of State Wide’s operation have been included in the consolidated financial statements since that date.  State Wide is located in Elkhart, Indiana and is one of Truck Accessories’ two principal suppliers of windows and doors used in the manufacture of pickup truck caps.  State Wide operates as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The acquisition was accounted for as a purchase and the purchase price was $6,457.  The following summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

State Wide	March 17, 2006
Accounts receivable	$2,181
Inventories	2,493
Other current assets	149
Property, plant and equipment	923
Goodwill	3,528
Current liabilities	(2,782)
Other long-term liabilities	(35)
$6,457

The combined results of operations of the Company for the years ended December 31, 2006, 2005 and 2004 including Pace Edwards, Commercial Babcock, Federal Coach, Eagle Coach and State Wide for the periods prior to their acquisition on an unaudited pro forma basis would be as follows:

	2006	2005	2004
Net sales	$800,861	$722,150	$687,457
Operating income	29,944	26,853	36,434
Income before discontinued operations	8,902	6,657	15,878

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

5.                        Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2006	2005
Raw materials	$46,345	$36,172
Work in process	22,547	13,879
Finished goods	7,188	7,156
Total inventories	$76,080	$57,207

Inventories are stated net of an allowance for excess and obsolete inventory of $1,919 and $2,529 at December 31, 2006 and 2005, respectively.  The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31 was:

	2006	2005	2004
Balance at the beginning of the year	$2,529	$2,753	$2,593
Provision for losses	1,397	563	382
Charge-offs	(2,049)	(1,137)	(992)
Recoveries	—	—	—
Acquisitions	42	350	770
Balance at the end of the year	$1,919	$2,529	$2,753

6.                        Property, Plant and Equipment

Property, plant and equipment, as of December 31, 2006 and 2005, consisted of the following:

	Range of Useful Lives in years	2006	2005
Land	—	$4,785	$4,679
Buildings and improvements	5-25	29,339	27,924
Machinery and equipment	3-10	104,787	95,207
Furniture and fixtures	2-10	15,861	17,182
Transportation equipment	2-10	5,672	4,870
Leasehold improvements	3-10	6,700	6,435
Construction in progress	—	6,365	3,809
		173,509	160,106
Accumulated depreciation and amortization		(112,894)	(105,773)
Property, plant and equipment, net		$60,615	$54,333

Machinery and Equipment included approximately $7,792 and $4,290 of equipment at cost recorded under capital leases as of December 31, 2006 and 2005, respectively, and accumulated depreciation of approximately $2,155 and $1,355 at December 31, 2006 and 2005, respectively.

In the fourth quarter of 2006, the Company decided to close its remaining Truck Accessories’ Canadian operations, resulting in a write-down of the carrying value of the assets by $1,161.  A $2,678 charge has been recorded as closed and excess facility costs that included the write-down of assets and certain personnel related

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

costs.  As of December 31, 2006, none of these amounts have been expended.  The Company expects to pay out severance and other employee costs in 2007.

In the third quarter of 2005, the Company decided to consolidate its two Truck Accessories’ locations in Canada which resulted in a write-down of its Drinkwater facility.  The write-down of $377 has been recorded as closed and excess facility costs.

Depreciation expense was $11,201, $9,725 and $9,104 and included $1,044, $742 and $324 for assets recorded under capital leases, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company completed its annual impairment review effective October 1, 2006, 2005 and 2004, which indicated that there was no impairment.  The fair value of our reporting units is based on acquisition multiples, which are derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  At December 31, 2006 goodwill comprised of approximately $7,408, $14,884 and $7,522 for the Morgan, Truck Accessories, and Specialty Manufacturing reporting units, respectively.

Effective November 5, 2004, the Company acquired substantially all of the assets of Pace Edwards, a manufacturing company in the pickup cap and tonneau business (see Note 4) that was combined with the Truck Accessories segment.  Goodwill of $971 and acquired intangibles estimated to be approximately $3,472 was recorded at the time of purchase.

Effective December 15, 2004, the Company acquired all of the outstanding stock of Commercial Babcock, a manufacturer and marketer of truck bodies in the eastern Canadian market and combined it with the Morgan segment (see Note 4).  Goodwill of approximately $5,422 and acquired intangibles estimated to be approximately $2,686 was recorded at the time of purchase.

Effective June 6, 2005, the Company acquired all of the membership interests in Federal Coach, a manufacturer of funeral coaches, limousines and specialty buses, and combined it with the Specialty Manufacturing segment.  Goodwill of approximately $1,850 and acquired intangibles of approximately $3,650 was recorded at the time of purchase.

Effective January 3, 2006, the Company acquired all of the outstanding stock of Eagle Coach, a manufacturer of funeral coaches and combined it with the Specialty Manufacturing segment.  Goodwill of approximately $1,527 and acquired intangibles of approximately $2,900 was recorded at the time of purchase.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

Effective March 17, 2006, the Company acquired all of the outstanding stock of State Wide a manufacturer of windows and doors used in pickup truck caps. State Wide operates as a division of Truck Accessories.  Goodwill of approximately $3,528 was recorded at the time of purchase.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were:

	Morgan	Truck Accessories	Specialty Manufacturing	Total
Balance, January 1, 2005	$7,408	$11,356	$4,145	$22,909
Goodwill acquired during the year	—	—	1,850	1,850
Balance, December 31, 2005	7,408	11,356	5,995	24,759
Goodwill acquired during the year	—	3,528	1,527	5,055
Balance, December 31, 2006	$7,408	$14,884	$7,522	$29,814

Intangible assets (all acquired in connection with the acquisitions described in Note 4) and the related accumulated amortization as of December 31, 2006 and 2005 were:

December 31, 2006:			Cost
	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	20	$1,588	$2,575	$2,060	$6,223	$546
Non-compete agreements	5	188	—	110	298	103
Supplier relationship	10	—	—	3,200	3,200	442
Patents	2	—	300	—	300	300
		1,776	2,875	5,370	10,021	1,391
Unamortizable intangible assets:
Trade names	—	988	616	1,180	2,784	—
Balance, December 31, 2006		$2,764	$3,491	$6,550	$12,805	$1,391

December 31, 2005:			Cost
	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	20	$1,588	$2,575	$1,100	$5,263	$233
Non-compete agreements	5	188	—	50	238	45
Supplier relationship	10	—	—	1,700	1,700	122
Patents	2	—	300	—	300	175
		1,776	2,875	2,850	7,501	575
Unamortizable intangible assets:
Trade names	—	988	616	800	2,404	—
Balance, December 31, 2005		$2,764	$3,491	$3,650	$9,905	$575

The amortization of intangible assets was $816, $523 and $422 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the subsequent five years ending December 31 is as follows: 2007 —$699, 2008—$699, 2009—$686, 2010—$651 and 2011—$647.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

Other assets, as of December 31, 2006 and 2005, consisted of the following:

		2006		2005
	Amortization Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Cash surrender value of life insurance	—	$—	$1,181	$—	$1,103
Debt issuance costs	4-10	2,013	4,342	1,252	5,101
Insurance cash collateral deposit	—	—	6,179	—	5,520
Other	3-10	1,504	2,712	695	3,096
Total		$3,517	$14,414	$1,947	$14,820

The amortization of debt issuance costs was $761, $598 and $592 for the years ended December 31, 2006, 2005 and 2004, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $840 per year.

The Company created a trust in favor of its insurance carrier to secure its liabilities under its self insured, casualty insurance program including workmen’s compensation insurance.  The liabilities were previously secured by an irrevocable standby letter of credit that was cancelled upon the initial deposit of $5,520 into the trust.  During 2006, the Company deposited an additional $659 to the trust.

8.         Floor Plan Notes Payable

The Company has a floor plan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach and Eagle Coach.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of December 31, 2006 and 2005.  These obligations are reflected on the accompanying balance sheet as accounts payables, a current liability.

The total amount financed under these agreements was $4,735 and $2,719 as of December 31, 2006 and 2005, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of December 31, 2006 and 2005, the weighted average interest rate on all outstanding floor plan notes payable was 2.1% and 1.6%, respectively.  The average interest rate on the liabilities that bear interest was 9.61% and 8.75% at December 31, 2006 and 2005, respectively.

9.             Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Note offering discussed in Note 10, the Company entered into a secured revolving credit agreement (the “Revolving Credit Facility”) that expires March 15, 2008.  The Revolving Credit Facility currently provides for borrowings by the Company of up to $30,000, which may be increased to $50,000 at the Company’s option. The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $30,000 or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries and 2) up to $20,000 secured by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20,000.  The Company is entitled to include initially in the borrowing base up to an additional $20,000 of fixed assets, as defined.  The availability of funds secured by the fixed assets will amortize to zero over 60 months for that portion secured by machinery and equipment and 120 months for real estate or the remaining term of the Revolving Credit Facility, whichever is shorter.  The Revolving Credit Facility includes a sub-facility for up to $15,000 of letters of credit.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 5.3% at December 31, 2006) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or its prime rate, which was 8.25% at December 31, 2006).  Interest is payable monthly including a fee of 0.375% on the portion of the maximum amount of borrowings of the $50,000 total commitment, including the option to increase the commitment, that remain unused during the period.  The Subsidiaries are also guarantors of the 8.75% Notes defined in Note 10.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale of assets, the ability of the Company to incur additional debt or pay dividends and certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 should availability fall below $10,000.  At December 31, 2006, the Company was in compliance with all covenants of the Revolving Credit Facility. In the event that the Company’s borrowing availability is below $20,000 the Company’s cash balances will become restricted.

As of December 31, 2006 and 2005, the Company had no borrowings outstanding and $2,322 in standby letters of credit (see Note 16) and had unused gross borrowing availability, based on eligible accounts receivable and inventory, in excess of the $30,000 borrowing limit under the Revolving Credit Facility.

10.          Long-term Debt and 8.75% Note Offering

Long-term debt as of December 31, 2006 and 2005 consisted of:

	2006	2005

8.75% Notes due 2014, plus unamortized premium of $1.8 million at December 31, 2006	$201,780	$202,025
Obligations under capital leases	5,833	3,357
Total long-term debt	207,613	205,382
Less current portion	1,934	1,017
Long-term debt, less current portion	$205,679	$204,365

On March 15, 2004 the Company completed a note offering of $125,000, 8.75% senior notes due in 2014 (the “8.75% Notes”) with interest payable semiannually.  The proceeds, net of costs, of the note offering of approximately $121,600 were used to: (1) redeem the Company’s 12.5% senior secured notes due 2007 in the amount of $79,800 including accrued interest through the redemption date of April 15, 2004 of  $3,900, (2) repay outstanding revolver debt of the Company of  $22,000 including interest, (3) repay outstanding term and revolver debt of Morgan Olson of $14,000 including accrued interest and prepayment penalties, (4) repay Specialty Manufacturing’s outstanding term loan of $773 including accrued interest and (5) provide temporary cash collateral for standby letters of credit of $6,100.  The cash collateral for standby letters of credit was subsequently refunded upon the cancellation of the letters of credit.  On May 17, 2004 and January 21, 2005, the Company completed offers to sell an additional $30,000 and $45,000, respectively, of 8.75% Notes.  The additional $30,000 of 8.75% Notes were issued at par and the $45,000 of 8.75% Notes were issued at a 5% premium.  The additional 8.75% Notes were issued on the same terms as the original issue.  Net proceeds from the additional offerings of approximately $46,400 increased the Company’s cash balance.  The 8.75% Notes mature on March 15, 2014 and bear interest at an annual rate of 8.75% payable each September 15 and March 15 to the holders of record on September 1 and March 1 immediately preceding the interest payment date.  Costs associated with the $45,000 offering of 8.75% Notes totaling approximately $1,300 have been capitalized as debt issuance costs (see Note 7)

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

and will be amortized over the term of the 8.75% Notes.  The debt issuance costs related to the retired 12.5% senior secured notes due 2007 of approximately $2,400 were expensed during the year ended December 31, 2004. On May 11, 2005, the Company completed an offer to exchange (“2005 Exchange Offer”) $200 million principal amount of its 8.75% Notes which had been registered under the Securities Act for any and all of its outstanding unregistered 8.75% Notes.

The 8.75% Notes are subordinated to borrowings under the Revolving Credit Facility (see Note 9) and other secured indebtedness to the extent of the assets securing the debt.  Also, the Company’s obligations under the 8.75% Notes are guaranteed by each wholly owned subsidiary of the Company (the “Subsidiary Guarantors”).  Each guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee.  The Subsidiary Guarantors are also borrowers under the Revolving Credit Facility (see Note 9).

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2009, at a defined premium plus accrued and unpaid interest to the date of redemption.  The Company may redeem up to 35% of the 8.75% Notes prior to March 15, 2007, at a defined premium plus accrued and unpaid interest to the date of redemption, in connection with an Equity Offering, as defined.

The 8.75% Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its Consolidated Coverage Ratio, as defined.  The Company may incur indebtedness if this ratio is greater than 2.0 to 1.0 and there is no other event of default, as defined.  At December 31, 2006, the Consolidated Coverage Ratio, as defined, was 2.4 to 1.0.

The Company estimates the fair value of the 8.75% Notes at December 31, 2006 and 2005 was approximately $171,000 and $169,000, respectively, based on their market value at that date compared to a recorded amount of $200,000.

The Company’s obligation under capital leases is due in varying maturity dates through 2011.  The capital leases are secured by certain equipment with a net book value of approximately $6,165 and $2,935 at December 31, 2006 and 2005, respectively.

Maturities.  Aggregate principal payments on long-term debt based on scheduled maturities for the next five years and thereafter as of December 31, 2006 are as follows:

2007	$1,934
2008	1,878
2009	1,557
2010	988
2011	668
2012 and thereafter	200,588
$207,613

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

11.            Operating Leases

The Company leases certain manufacturing facilities and equipment under non-cancelable operating leases certain of which contain renewal options.  The future minimum lease payments subsequent to December 31, 2006 are as follows:

2007	$7,692
2008	6,496
2009	5,611
2010	4,551
2011	2,677
2012 and thereafter	19,611
Total minimum lease payments	$46,638

Total rental expense included in continuing operations under all operating leases was approximately $8,933, $8,542 and $9,217 for the years ended December 31, 2006, 2005 and 2004, respectively.

12.          Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Cash paid for interest	$18,070	$16,517	$12,069
Cash paid for income taxes	2,022	4,228	942
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	4,051	970	2,950

13.                               Income Taxes

The income tax provision from continuing operations consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current:
Federal	$3,390	$1,819	$176
State	865	362	1,441
Foreign	—	(433)	394
	4,255	1,748	2,011
Deferred:
Federal	3,174	1,784	1,972
State	(1,739)	(950)	151
Foreign	(1,869)	—	—
	(434)	834	2,123
Income tax provision	$3,821	$2,582	$4,134

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$4,452	35%	$2,616	34%	$4,960	34%
Valuation allowance	—	—	(1,000)	(13)	(511)	(4)
Increase in state net operating loss carryforwards	(700)	(6)	—	—	—	—
Non-deductible expenses	336	3	81	1	(47)	(1)
State income taxes, net of federal income tax benefit	453	3	239	3	951	7
Foreign income and withholding taxes, net of federal benefit	(167)	(1)	106	2	260	2
Other	(553)	(4)	540	7	(1,479)	(10)
Provision for income taxes and effective tax rates	$3,821	30%	$2,582	34%	$4,134	28%

The domestic and foreign components of income (loss) from continuing operations before income taxes and discontinued operations were:

	2006	2005	2004
Domestic	$18,187	$8,934	$13,512
Foreign	(5,466)	(1,240)	1,023
Total	$12,721	$7,694	$14,535

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2006 and 2005 were:

	2006	2005
Current deferred tax asset:
Allowance for doubtful accounts	$346	$329
Employee benefit accruals and reserves	1,191	951
Other	234	119

Total current deferred tax asset	1,771	1,399

Long-term deferred tax asset:
Tax credit and state operating loss carryforwards	7,858	7,810
Warranty liabilities	1,384	1,455
Other	2,436	2,271
Valuation allowance	(3,754)	(3,754)

Total long-term deferred tax asset	7,924	7,782

Long-term deferred tax liabilities:
Depreciation and amortization	(5,655)	(5,575)
Intangible assets	(1,134)	(1,134)

Total long-term deferred tax liability	(6,789)	(6,709)
Net long-term deferred tax asset	1,135	1,073
Net deferred tax asset	$2,906	$2,472

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

The Company had alternative minimum tax credit carryforwards of approximately $536 and $3,000 at December 31, 2006 and 2005, respectively, for U.S. federal income tax purposes, which may be carried forward indefinitely.  The Company had capital loss carryforwards of approximately $3,600 at December 31, 2006 and 2005 for U.S. federal income tax purposes, which may be carried forward for five years and can only offset capital gains.  At December 31, 2006 the Company had a full valuation allowance against the capital loss carryforwards.

As a result of the Company’s subsidiaries conversion into Delaware limited liability companies in September 2006, the Company was able to generate additional state net operating loss carryforwards, which provided an after tax benefit of $700.  At December 31, 2006 and 2005, the Company had state tax net operating loss carryforwards of approximately $80,000 and $63,000, respectively, and recognized a deferred tax asset of $4,100 and $3,400, respectively.  The state net operating loss carryforwards expire at varying dates ranging from 1 to 20 years.  At December 31, 2006, the Company recorded a valuation allowance of approximately $2,500 against this deferred tax asset as it was uncertain as to whether it would be realized.  In 2005, the Company reduced the state tax valuation reserve by approximately $1,000.  The Company had Canadian net operating loss carryforwards of approximately $5,500 as of December 31, 2006 and recognized a deferred tax asset of $1.9 million.  The Canadian net operating loss carryforwards expire at varying dates ranging from 1 to 20 years, with a significant majority being greater than 10 years.

14.            Common Stock

As of December 31, 2006 and 2005, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

15.            Employee Benefit Plans

Employee Incentive Plans.  The Company has an incentive compensation plan for members of upper management of each of the subsidiaries to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees are entitled to receive a bonus if the subsidiary attains or surpasses a stated percentage of that subsidiary’s earnings before interest and taxes, with the amount of bonus being tied to the subsidiary’s actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives including working capital performance objectives. The Company incurred expenses related to this plan totaling $3,125, $1,539 and $1,508 for the years ended December 31, 2006, 2005 and 2004, respectively.

JBPCO 401(k) Defined Contribution Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 100% of gross compensation and provides for Company matching contributions up to 3 percent of the first 6 percent of gross pay as well as the opportunity for an annual discretionary contribution.  The Company increased the matching percentage to 3 percent from 2.5 percent effective June 1, 2005.  The Company has not made discretionary contributions.  Vesting in the Company matching contribution is 20% per year over the first five years.  The Company incurred related employer matching contribution and administrative expenses of $1,634, $1,366 and $1,029 during the years ended December 31, 2006, 2005 and 2004, respectively.

Defined Benefit Plan. Truck Accessories assumed future sponsorship of a defined benefit plan (the “Plan”) covering hourly employees at its Gem Top division that was sold with all the employees terminated effective February 28, 2003.  The Plan was frozen effective March 31, 1996 and at December 31, 2006 and 2005 the Plan was under-funded by approximately $87 and $33, respectively.  The Company’s funding policy for the Plan is to make the minimum annual contributions required by applicable regulations.  Minimum contributions for the 2006 plan year totaled $66.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

The Plan has invested its assets through a group annuity contract with an insurance company.  The targeted composition is set by the Company and is reallocated periodically.  The long-term portfolio is chosen based on the duration of the Plan’s individual population and is set toward funding for benefits payable in the future.  The fair value of the Plan’s assets was $314 and $286 as of December 31, 2006 and 2005, respectively.  The pension expense recognized was $23, $39 and $28 for the years ended December 31, 2006, 2005 and 2004, respectively.  Based on the immateriality of the Plan, Management does not believe expanded disclosure is necessary.

16.            Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,322 in standby letters of credit outstanding at December 31, 2006 and 2005, primarily securing the Company’s insurance programs.  During 2004, the Company deposited $5,520 into a trust account in favor of its insurance carrier (see Note 7).  The funds held in trust were increased to $6,179 during 2006 and will be held in trust to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

During 2005, the Company entered into an agreement with a key supplier, whereby it will exclusively purchase inventory from this supplier for five years, in return for favorable pricing.  The Company estimates that it will purchase approximately $8,000 from this supplier in 2007.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan and Commercial Babcock directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreements generally provide that the Company is restricted to producing certain conversions or up-fittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories, included in interest expense in the consolidated statements of income totaled $76, $28 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.  Total consigned chassis inventory totaled $1,020 and $1,400 at December 31, 2006 and 2005, respectively.

Environmental Matters.   The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of its operations. Certain laws, including Superfund impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

From time to time, the Company has received notices of noncompliance with respect to its operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying minor fines, none of which individually or in the aggregate has had a material adverse effect on it.   Further, the Company cannot ensure that it has been or will be at all times in compliance with all of these requirements,

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

including those related to reporting or permit restrictions or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  However, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required, for example, to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the Company’s business and financial condition.

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

In June 2005, Morgan Olson was notified by the MDEQ that it had failed to file certain reports related to its air permit, wastewater discharge, and chemical inventory. Morgan Olson agreed to settle these alleged violations and the final consent order was signed by both parties in September 2006 with payment of an immaterial penalty.

In July, 2005, Morgan notified the Environmental Protection Agency (“EPA”) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the EPA by August 31, 2005.  Action by the EPA is probable and the financial impact of such enforcement action, if any cannot be eliminated but could be material. A letter from EPA requesting additional information was received in December 2006 and a response submitted.

Beginning in 2003, Truck Accessories submitted a request to modify its air permit and increase the emission limits. During this process, the Pennsylvania Department of Environmental Protection (“DEP”) made the Company aware that it believed that the plant had ongoing violations. The Company has investigated the alleged violations and does not fully agree with the DEP.  In an attempt to settle the matter and improve the operating capacity of the operation, the company has completed permit and recordkeeping modifications at the request of the DEP.  The proposed penalty is $75 and is subject to further negotiation and the consent order should be signed in the second quarter of 2007.

17.          Related Party Transactions

The Company was party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  The services agreement was terminated June 30, 2006 when Mr. Poindexter became an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provided services to the Company, including those of Mr. Poindexter.  The Company paid to Southwestern a base fee of approximately $46 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company may also pay a discretionary annual bonus to Southwestern subject to certain limitations; none was paid in 2006, 2005 and 2004. The Company paid Southwestern $346, $569 and $549 during 2006, 2005 and 2004, respectively, for all these services.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands)

Effective July 18, 2004, Morgan acquired from a partnership, of which Mr. Poindexter and Mr. Magee were partners, a certain real property located in Georgia.  Morgan paid approximately $2,200 for the property, which was determined to be the fair market value of the property.  The property had been leased from the partnership since 1990 and is used by Morgan for manufacturing truck bodies.  Morgan paid $174 in rent to the partnership in 2004 pursuant to such lease.

18.          Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13 week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$185,541	$226,046	$197,968	$185,824
Cost of sales	165,348	196,605	172,580	165,452
Gross profit	20,193	29,441	25,388	20,372
Selling, general and administrative expense	15,140	15,569	16,127	16,198
Closed and excess facility costs	—	—	—	2,678
Other expense (income)	(181)	(4)	10	(27)
Operating income	5,234	13,876	9,251	1,523
Interest expense, net	4,469	3,826	4,244	4,624
Income tax provision (benefit)	304	3,830	852	(1,165)
Net income	$461	$6,220	$4,155	$(1,936)
Depreciation and amortization	$2,773	$2,988	$3,185	$3,071
Amortization of debt issuance costs	$128	$180	$129	$324
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$162,465	$178,279	$173,927	$153,447
Cost of sales	144,986	155,635	152,788	139,711
Gross profit	17,479	22,644	21,139	13,736
Selling, general and administrative expense	11,595	12,341	13,176	12,853
Other expense (income)	(49)	201	409	(57)
Operating income	5,933	10,102	7,554	940
Interest expense, net	4,232	3,931	4,513	4,159
Income tax provision (benefit)	488	2,304	1,657	(1,827)
Net income	$1,253	$3,867	$1,384	$(1,392)
Depreciation and amortization	$2,732	$2,535	$2,497	$2,596
Amortization of debt issuance costs	$138	$184	$133	$143

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                    Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a—15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated there under, the Company’s chief executive officer and principal financial officer have evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, the Company’s chief executive officer and principal financial officer have concluded that disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  There have been no changes in internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9b.                    Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers are set forth below. All directors hold office until the next annual meeting or until their successors are duly elected and qualified. The executive officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors.

Name	Age	Position
John B. Poindexter	62	Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee	59	Director
William J. Bowen	85	Director
Robert S. Whatley	55	Vice President Finance, Secretary and Treasurer
Joseph M. Fiamingo	57	Senior Vice President of Operations
Larry T. Wolfe	58	Vice President Administration and Assistant Secretary

John B. Poindexter has served as Chairman of the Board of Directors since 1988 and Chief Executive Officer since 1994.  He was President from November 2002 until September 2005 and again from November 2006 to present.  From 1985 through 1994, Mr. Poindexter was the majority limited partner of J.B. Poindexter & Co., L.P., a privately held, long-term equity investment and management firm formed by Mr. Poindexter in 1985. From 1983 through 1985, he was co-managing partner of KD/P Equities, a privately held equity investment firm that he co-founded. From 1976 through 1983, Mr. Poindexter worked for Smith Barney, Harris Upham & Co. While with Smith Barney, he became a senior vice president in its Smith Barney Venture Corporation and Smith Barney Capital Corporation affiliates and a partner in First Century Partnership II, an investment fund managed by Smith Barney Capital Corporation.

Stephen P. Magee has served as Director since the Company was formed in 1988, as Treasurer from 1988 to 2001 and as Chief Financial Officer from 1994 to 2001. Mr. Magee also serves as Chairman of the Audit Committee of the Board of Directors.

William J. Bowen has served as Director since 1988.  Mr. Bowen retired in 1992 as the Chairman of the Board of Transco Energy Company, a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Executive Officer of Transco Energy from 1974 until his retirement from that position in 1987. Mr. Bowen serves on the Company’s Audit Committee.

Robert S. Whatley has served as Vice President since June 1994. He served as Chief Financial Officer of a petrochemical trading company and Vice President of Finance and Treasurer of Weatherford International, an energy services company. He is a Certified Public Accountant and a member of the Institute of Chartered Accountants in England and Wales.

Joseph M. Fiamingo was named Senior Vice President of Operations of J.B. Poindexter & Co. on June 16, 2006.  Prior to joining the Company, he had spent the prior six years serving as President of a variety of companies owned by the private equity company Hicks, Muse, Tate and Furst, Inc.

Larry T. Wolfe has served as Vice President of Administration since May 1995. He previously served as Vice-President of Human Resources and Administrative Services for Transco Energy Company.

Audit Committee

The Audit Committee is a standing committee of the Board of Directors. The primary purpose of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by the Company with legal and regulatory requirements, including disclosure controls and procedures. The Committee also reviews the Company’s critical accounting policies, annual and quarterly reports on Form 10-K and Form 10-Q, and earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditors to discuss internal controls and financial reporting process and also meets regularly with the independent auditors and internal auditors in private.

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

Other significant persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary or division thereof and is an important contributor to operations:

Name	Age	Position
Nelson Byman	60	President of Specialty Manufacturing
Bruce Freeman	53	President of Truck Accessories
Bill Flint, Jr.	57	President of EFP
Norbert Markert	46	President of Morgan Truck Body
Patrick Warmington	53	President of Morgan Olson
Robert Whitehouse	52	President of Specialty Vehicle Group

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Nelson Byman became President of MIC Group in June 1998 and President of Specialty Manufacturing in January 2001. Previously, Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield-related equipment.

Bruce Freeman was named Senior Vice President of Operations of J.B Poindexter & Co., Inc. on November 15, 2001 and became President of Truck Accessories during July 2002. Previously, Mr. Freeman spent 20 years with the General Electric Company in a variety of operations and senior management assignments followed by four years as President of AEC Sterling and later as a Senior Vice President with Northwestern Growth Corporation.

Bill Flint, Jr. was named President of EFP on October 6, 2003. Previously, Mr. Flint was President and Chief Operating Officer of Flambeau Corporation, a plastics manufacturing company.

Norbert Markert became the President and Chief Operating Officer of Morgan in November 2005.  Previously, he served two years as the President of Autoliv of North America after having been the President of Pilkington Automotive North America for four years.

Patrick Warmington became the President of Morgan Olson on November 21, 2005.  Prior to joining Morgan Olson, Mr. Warmington had held a variety of senior management positions in the aluminum, wire and trailer industries that included assignments as President of Akron Specialized Products, CEO of Transcraft Corporation and President of Raven Trailers.

Robert Whitehouse became the President of the Specialty Vehicles Group on December 19, 2005.  Mr. Whitehouse had served for ten years as the President and CEO of IC Corporation, formerly known as American Transportation Corporation.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to its executive officers. Management does not believe that a code of ethics is a substitute for an obligation to always act in an honest and ethical fashion.  The code of ethics is included as an Exhibit to this Form 10-K.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 11.                   Executive Compensation

Overview of Compensation Program

The Chairman of the Board of Directors (the “Chairman”) along with other Board members and Company senior executives (for the purpose of this discussion, the “Committee”) has the responsibility for establishing, implementing and monitoring adherence to the Company’s compensation program.  The Committee ensures that the total compensation paid to executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific goals and which aligns the executive’s interests with those of the Company. The Committee evaluates both performance and compensation to ensure that it maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to executives at similar companies.  To that end, the Committee believes executive compensation provided by the Company to its executives, including the named executive officers, should include a combination of competitive base salaries and performance-driven incentive plans.

Role of Executive Officers in Compensation Decisions

The Committee participates in compensation assessments and recommendations for the executive officers of the Company and the Chairman reserves the right of final approval.  The Chairman further reserves the right to exercise discretion in modifying any recommended adjustments or awards.

Setting Executive Compensation

The Committee has structured the Company’s annual and long-term incentive-based executive compensation to motivate executives to achieve the financial goals set by the Company and reward executives for achieving such goals.  In furtherance of these objectives, the Committee periodically engages the services of outside executive compensation consultants to provide relevant market data and alternatives to consider when making compensation decisions

In making compensation decisions, the Committee compares the total compensation opportunity of executives as compared to a nationwide survey of similar-sized companies from a cross section of manufacturing industries.  These data are updated annually and are presented to the Company by a third-party firm expressed as 25th, 50th and 75th percentiles.  The Company strives to manage the base and incentive compensation to the 50th percentile which is further influenced by individual performance, Company performance and an executive’s length of service.

A significant portion of total compensation is provided as incentive compensation realized by the executives as a result of the Company achieving established objectives.  Historically, and in fiscal 2006, incentive awards were reflective of both the Company’s achievement of established objectives and the individual executive’s performance.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for named executive officers were:

•                  Base salary

•                  Performance-based annual incentive compensation

•                  Performance-based long-term incentive compensation

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

The Company does not provide any executives with any form of non-cash compensation such as retirement plans or perquisites.

Base Salary

The Company provides executive officers with a base salary to compensate them for services rendered during the fiscal year.  Salary ranges for each executive are determined based on their position and responsibility and by using market data.  The Company strives to manage an executive’s base salary compensation to the 50th percentile of the market data provided by an outside consultant.  Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.  Merit-based increases for executives are a result of recommendations made by the Committee and subject to the final approval of the Chairman.

Performance Based Annual Incentive Plan

The Annual Management Incentive Plan (the “Annual Plan”) was established in the mid-1990s to provide an annual incentive opportunity to senior executives throughout the Company.  The purpose of the Annual Plan is to align the interests of the executives with the financial performance at either their subsidiary or the parent.  At the beginning of each calendar year, the Chairman reviews and approves each participant’s eligibility in the Annual Plan and his incentive target which is expressed as a proportion of base salary earnings for the year.

Participants in the Annual Plan at the parent level have their performance measured by the consolidated earnings performance of the Company in relationship to the earnings budget established at the beginning of each calendar year.  Participants in the Annual Plan at the subsidiary level have their performance measured by a combination of their subsidiary’s performance to an established earnings budget and the management of working capital targets.  Performance to the earnings budget accounts for 75% of the incentive award and the management of working capital accounts for 25%.  However, if the earnings budget is not achieved at least at the threshold level, no incentive awards are paid.

The threshold level is set at 80% of budgeted earnings.  Once the annual audit is complete and the earnings performance verified at both the parent and subsidiary level by the Company’s outside auditors, the percent of performance to budget is established.  If the performance exceeds 80%, that number is squared to determine what percent of a participant’s award is paid. (Example:  If 90% earnings performance is achieved, then 90 x 90 = 81% of a participant’s incentive target award is paid.)  The Annual Plan maximum payout is achieved when the earning’s performance is 130% of budgeted earnings and 169% of a participant’s incentive target.

In any calendar year where the Company’s or a subsidiary’s performance falls below the threshold performance level, the Committee may make modest discretionary awards to certain Annual Plan participants to reward exceptional performance.

In 2007, the income thresholds under the Annual Plan were reduced to offset negative industry trends that were not anticipated when the grants under the Annual Plan were established, resulting in greater awards under the Annual Plan than would have been the case if those adjustment had not been made.

Long-Term Performance Plan

The Long-Term Performance Plan (“LTPP”) was established in 1999 and was designed to align the interests and performance goals of the most senior executives in the Company with the long-term financial performance of the Company.  Each element of the LTPP has a three-year duration and awards are paid only at the end of the three-year cycle, depending upon performance versus established goals.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Each year, the Committee designates participants in the LTPP and provides them with a letter which outlines their participation, their targeted award and the performance criteria.  Because of the three-year cycle, a regular participant in the LTPP will have three cycles in progress simultaneously, one cycle will be in it’s first year, one in the second year and one in the third year.  Targeted participant awards are expressed as a percent of their base annual salary at the end of the three-year cycle.

Performance of the LTPP is determined by the cumulative Profit Before Tax (“PBT”) financial performance of the Company over each three-year period as measured against the budgeted PBT for the same time period.  Threshold performance is achieved when the Company’s cumulative PBT achieves 80% of budgeted PBT for the same period.  A scale is used to determine a participant’s award so that at the threshold, or 80% performance, a participant receives 20% of the established award.  The maximum award is achieved when PBT is 130% or greater than plan which, based on the scale, equates to a payment of 200% of a participant’s established award.  Awards are paid at the conclusion of each three-year cycle, following the audit of the Company’s results of operations.

For any calendar year that the Company’s performance fails to reach at least the 80% threshold level, an 80% achievement factor is used for that year.  The Chairman has the authority to amend, modify or cancel the Plan at any time following the receipt of recommendations from the Committee.

Nonqualified Deferred Compensation Plan

The Company sponsors a nonqualified deferred compensation plan that allows eligible employees to elect to defer a portion of their annual compensation for tax purposes.  There is no company match and deferred amounts are invested in funds managed by an independent investment company.  The funds earn market rates of return and are subject to normal market risk.

401-K Plan

The Company sponsors a 401(k) savings plan that allows participating employees to contribute a portion of their gross compensation and provides for Company matching contributions up to three percent of the first six percent of gross pay, as well as the opportunity for an annual discretionary contribution.  The Company has not made a discretionary contribution to date.  Vesting in the Company’s matching contribution is 20% per year over the first five years.

Perquisites and Other Personal Benefits

The Company does not provide any form of perquisite, executive benefit program or personal benefits to any of the named executives or any other senior management member at the parent or subsidiary Company level.

COMMITTEE REPORT

The Committee of the Company has reviewed this Compensation Discussion and Analysis and, based on such review, the Committee recommended to the Board that this Compensation Discussion and Analysis be include in this 10-K.

The Committee

John Poindexter — Chairman, President & CEO

Stephen Magee — Member, Board of Directors

Larry Wolfe — Vice President of Administration

Robert Whatley — Vice President Finance & Treasurer

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

The following table sets forth certain information regarding the compensation paid to the Company’s Principal Executive Officer, the Company’s Principal Financial Officer, the Company’s three most highly compensated executive officers (including executive officers of the Company’s subsidiaries) other than the Principal Executive Officer and Principal Financial Officer at the end of the last completed fiscal year, and an executive officer that would have been included in the above but for the fact that he was no longer employed by the Company at the end of the year (collectively, the “named officers”).

Summary Compensation Table

Name and principal position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John B. Poindexter(a)	2006	$296,508	—	$352,200	$648,708
Principal Executive Officer

Robert Whatley(b)	2006	$201,500	$63,362	6,100	$270,962
Principal Financial Officer

Norbert Markert(c)	2006	$326,848	$136,975	7,500	$471,323
President, Morgan

Nelson Byman(d)	2006	$229,901	$155,535	7,500	$392,936
President, Specialty Manufacturing

Patrick Warmington(e)	2006	$202,885	$167,153	7,500	$377,538
President, Morgan Olson

Stormy T.W. Hicks(f)	2006	$326,848	—	$189,080	$515,928
President and Chief Operating Officer through October 2006

(a) Mr. Poindexter began receiving a salary from the Company beginning July 2006. He does not receive a bonus and does not participate in either the Annual Plan or LTPP. Through June 2006, Mr. Poindexter was compensated through a Management Services Agreement between Southwestern Holdings, Inc. and the Company. (Southwestern Holdings, Inc. is owned by Mr. Poindexter.) For all services, the Company paid Southwestern Holdings, Inc. $346,000 in 2006. The Company matched $6,200 of Mr. Poindexter’s contributions to the Company’s 401-K Plan in 2006.

(b) Mr. Whatley was paid $63,362 pursuant to the Annual Plan that was accrued in 2006 but paid in 2007. Mr. Whatley does not participate in the LTPP Plan. The Company matched $6,100 of Mr. Whatley’s contributions to the Company’s 401-K Plan in 2006.

(c) Mr. Markert was paid $136,975 pursuant to the Annual Plan that was accrued in 2006 but paid in 2007 and received no payment under the LTPP Plan. The Company matched $7,500 of Mr. Markert’s contributions to the Company’s 401-K Plan in 2006.  The Company reimbursed Mr. Markert $17,060 for interest paid on his unsold private residence.

(d) Mr. Byman was paid $155,535 pursuant to the Annual Plan that was accrued in 2006 but paid in 2007 and received no payment under the LTPP Plan. The Company matched $7,500 of Mr. Byman’s contributions to the Company’s 401-K Plan in 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

(e) Mr. Warmington was paid $167,153 pursuant to the Annual Plan that was accrued in 2006 but paid in 2007 and received no payment under the LTPP Plan. The Company matched $7,500 of Mr. Warmington’s contributions to the Company’s 401-K Plan in 2006.

(f) Mr. Hicks resigned as President and Chief Operating Officer of the Company and as a member of its Board of Directors effective October 18, 2006. In accordance with the provisions outlined in his employment agreement and further outlined to Mr. Hicks in a separation letter agreed to by Mr. Hicks, he was provided the following separation considerations:  continuation of his base salary for twelve months or until he commences new employment, whichever occurs first ($416,416 was paid in 2006); the opportunity to continue medical insurance coverage providing he pays the equivalent employee premium ($3,614 was incurred in 2006); and reimbursement of relocation expenses ($35,000 was paid in 2007).

Estimated Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Plan	Threshold	Target	Maximum
John B. Poindexter(a)	—	—	—	—	—

Robert Whatley(b)	January 1, 2006	Annual Plan	$45,000	$70,527	$119,000

Norbert Markert(c)	January 1, 2006	Annual Plan	$105,000	$163,424	$276,000
	January 1, 2006	LTPP	$49,000	$245,136	$490,000

Nelson Byman(d)	January 1, 2006	Annual Plan	$73,000	$114,951	$194,000
	January 1, 2006	LTPP	$34,000	$172,426	$345,000

Patrick Warmington(e)	January 1, 2006	Annual Plan	$65,000	$101,442	$171,000
	January 1, 2006	LTPP	$30,000	$152,164	$304,000

Stormy T.W. Hicks(f)	January 1, 2006	Annual Plan	$131,000	$205,000	$346,000
	January 1, 2006	LTPP	$62,000	$308,000	$615,000

(a) Mr. Poindexter is not eligible to participate in either the Annual Plan or the LTPP.

(b) Mr. Whatley was granted an award under the Annual Plan with an earnings target of $37.9 million for the Company for 2006. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if the Company reached 130% of that target. Mr. Whatley does not participate in the LTPP.

(c) Mr. Markert was granted an award under the Annual Plan with an earnings target of $23.4 million for Morgan for 2006. He was eligible for the threshold amount if Morgan reached 80% of that target and for the maximum amount if Morgan reached 130% of that target. During 2006, Mr. Markert was given a performance target under the LTPP that makes him eligible for an award beginning in 2008.  The PBT earnings target for 2006, the first year of the three year cycle in which he is eligible to participate was $21.2 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(d) Mr. Byman was granted an award under the Annual Plan with an earnings target of $2.7 million for MIC Group for 2006. He was eligible for the threshold amount if MIC Group reached 80% of that target and for the maximum amount if MIC Group reached 130% of that target.  During 2006, Mr. Byman was given a performance target under the LTPP that makes him eligible for an award beginning in 2008 at the same threshold and maximum percentages.  The PBT earnings target for 2006, the first year of the three year cycle in which he is eligible to participate was $21.2 million.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

(e) Mr. Warmington was granted an award under the Annual Plan with an earnings target of $2.7 million for Morgan Olson for 2006. He was eligible for the threshold amount if Morgan Olson reached 80% of that target and for the maximum amount if Morgan Olson reached 130% of that target. During 2006, Mr. Warmington was given a performance target under the LTTP that makes him eligible for an award beginning in 2008.  The PBT earnings target for 2006, the first year of the three year cycle in which he is eligible to participate was $21.2 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(f) Mr. Hicks was not granted an award under the Annual Plan.  During 2006, Mr. Hicks was given a performance target under the LTTP that makes him eligible for an award beginning in 2008.  The PBT earnings target for 2006, the first year of the three year cycle that he is eligible to participate in, was $21.2 million.  Mr. Hicks forfeited his eligibility to participate in the LTPP upon termination of his employment.

Nonqualified Deferred Compensation

Mr. Byman was the only named executive to elect to defer a portion of his annual compensation under the Nonqualified Deferred Compensation.  During the year ended December 31, 2006, Mr. Byman contributed $25,976 to the plan, earned $7,035 of income for the year, and made no withdrawals.  The balance of Mr. Byman’s account at December 31, 2006 was $173,928.

Director’s Compensation

Directors who are officers or employees do not receive fees for serving as directors. The Company pays $20,000 per year as director’s fees to each outside director. Additionally, Mr. Magee receives $8,000 per year as Chairman of the Audit Committee of the Board of Directors.

Name	Fees Earned or Paid in Cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William J. Bowen	$20,000	—	—	$20,000

Stephen Magee(a)	$28,000	—	$69,629	$97,629

(a) Mr. Magee is an employee of the Company and the amount in the All Other Compensation Column represents his salary and other compensation as an employee of the Company.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2006.  No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

Directors, officers and 5% stockholders	Title of Class	Beneficial number of shares	Ownership percent of class
John Poindexter (director and named executive officer)	Common Stock	3,059	100%
All other directors and executive officers as a group (6 persons)	—	—	—

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Mr. Poindexter has sole voting power with respect to all shares of common stock that he beneficially owns and is the only person who beneficially owns common stock.  His address is 1100 Louisiana St., Suite 5400, Houston, Texas 77002.

The Company has not reserved any equity shares for issuance under any equity compensation plans.

Item 13.                   Certain Relationships and Related Transactions, and Directors Independence

Of the Company’s three directors, only Mr. Bowen is independent under NASDAQ’s independence standards. Mr. Magee is chairman of the audit committee and is not independent under the standards applicable to audit committee members by the SEC or NASDAQ.

The Company had entered into a Management Services Agreement up until June 2006 with Southwestern Holdings, Inc., which is owned by Mr. Poindexter and of which Mr. Magee, one of the Company’s directors, serves as President. Pursuant to the Management Services Agreement, Southwestern Holdings, Inc. provided services to the Company, including those of Mr. Poindexter. The Company paid to Southwestern Holdings, Inc. approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern Holdings, Inc. or raise the annual increases above normal adjustments subject to certain limitations. For all services, the Company paid Southwestern Holdings, Inc., $549,000 in 2004, $569,000 in 2005 and $346,000 in 2006. In addition to the consulting fee, Mr. Poindexter is covered under the Company’s employee medical insurance plan; he participates in the 401(k) plan and the nonqualified deferred compensation plan and is reimbursed for travel and other miscellaneous expenses.

Effective July 18, 2004, Morgan acquired from a partnership, of which Mr. Poindexter and Mr. Magee were partners, real property located in Georgia.  Morgan paid approximately $2.2 million for the property, which was determined to be the fair market value of the property.  The property had been leased from the partnership since 1990 and is used by Morgan for manufacturing truck bodies.  Morgan paid $174,000 in rent to the partnership in 2004 pursuant to such lease.

In connection with the Morgan Olson acquisition in March 2004, Mr. Poindexter contributed all of his shares of Morgan Olson to the Company.  Mr. Poindexter previously owned 100% of Morgan Olson. Effective with his original acquisition of Morgan Olson, the Company, through Morgan, agreed to provide certain management services to Morgan Olson pursuant to a Management Services Agreement between Morgan Olson and the Company. The Company charged Morgan Olson management fees of approximately $160,000 during 2004.

Mr. Magee provided the Company consulting services in 2004, 2005 and 2006. The Company paid $44,400, $180,955 and $99,629 in 2004, 2005 and 2006, respectively, for directors’ fees and for consulting services.  In addition the Company reimbursed Mr. Magee for related business expenses.

Mr. Poindexter previously held $4.5 million in aggregate principal amount of the 12.5% senior secured notes due 2007 and Mr. Magee previously held $0.1 million in aggregate principal amount of these senior secured notes. The Company redeemed the notes with the proceeds of the initial offering of $125 million in aggregate principal amount of 8.75% Notes, effective March, 2004, and paid them 100% of the principal amount plus accrued interest.

The Company does not have an established procedure for the review, approval or ratification of related-party transactions. Prior to entering into any such transaction, however, the executive officers of the Company determine whether the transaction is permitted by the terms of the Company’s 8.75% Notes indenture, the credit facility agreement and other relevant contractual obligations.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 14.                   Principal Accountant Fees and Services

The following table sets forth the fees billed to us by our independent auditors, Crowe Chizek and Company LLC (“CCC”):

	2006	2005
Audit Fees	$296,500	$303,000
Audit-related Fees	8,000	23,000
Tax Fees	—	—
Other Fees	—	$20,000
Total Fees	$304,500	$346,000

Audit Fees.

Audit fees are the charges billed by CCC in connection with the audit of our consolidated financial statements as well as reviews of our quarterly reports on Form 10-Q.

Audit-related fees are the charges billed by CCC for assurance and related services, including accounting advice related to debt offerings in 2005 and for the audit of the Company’s 401(k) Defined Contribution Plan for the year ended December 31, 2004.

These fees were pre-approved by the Audit Committee under the procedures described below.

Pre-Approval Procedures

The Company’s Audit Committee is responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services to be provided by the independent auditors. The Audit Committee maintains a policy governing the engagement of independent auditors that is intended to maintain the independence from the Company of the independent auditors. In adopting this policy, the Company’s Audit Committee considered the various services that independent auditors have historically performed or may be needed to perform for the Company. Under this policy, which is subject to review and re-adoption annually by the Audit Committee:

•                                          The Audit Committee approves the performance by the independent auditors of audit-related services, subject to restrictions in certain cases, based on the Audit Committee’s determination that this action would not be likely to impair the independence of the independent auditors from the Company;

•                                          The Company’s management must obtain the specific prior approval of the Company’s Audit Committee for each engagement of the independent auditors to perform any auditing or permitted non-audit services; provided however, that specific prior approval by the Company’s Audit Committee is not required for any auditing services that are within the scope of a pre-approved engagement and that are consistent with other services provided by the auditor in the past; and provided further that specific prior approval is not required for permitted non-audit services that:

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

Any approval required under this policy must be provided by the Company’s Audit Committee, by the chairman of the Audit Committee in office at the time, or by any other Audit Committee member to whom the Audit Committee has delegated that authority. The Company’s Audit Committee will not delegate its responsibilities to approve services performed by the independent auditors to any member of management.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Part IV

Item 15.                   Exhibits, Financial Statement Schedules and Reports on Form 10-K

1.             Financial Statements:

The following financial statements are included within the text of this report

Financial Statement

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholder’s Equity (Capital Deficiency) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

4.8(7)

Second Supplemental Indenture dated June 10, 2005, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.9(8)

Third Supplemental Indenture dated January 9, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.10(8)

Fourth Supplemental Indenture dated April 17, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.11*

Fifth Supplemental Indenture dated September 30, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

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

10.5(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Truck Accessories Group, Inc.

# 10.7 (1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

# 10.8 (1)	Morgan Trailer Mfg. Co. Long-Term Management Equity Appreciation Program dated May 10, 1990.

# 10.9(5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

# 10.10(3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

10.11(6)

Fourth Amendment to Loan and Security Agreement dated April 25, 2005, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.12*

Limited Consent, Joinder and Fourth Omnibus Amendment dated October 10, 2006, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

*12	Computation of Ratio of Earnings to Fixed Charges.

*14	Code of Ethics

*21	List of subsidiaries of J.B. Poindexter & Co., Inc.

*31.1	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

*31.2	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

**32.1	Section 1350 Certificate of the Chief Executive Officer

**32.2	Section 1350 Certificate of the Chief Financial Officer

*                    Filed herewith.

**             Furnished herewith.

#                    Management contracts or compensatory plans.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

(1)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994
(2)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.
(3)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
(4)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.
(5)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.
(6)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(7)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.
(8)Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, as filed with the SEC on November 14, 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: March 30, 2007	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 30, 2007	By	/s/ Stephen P. Magee
Stephen P. Magee, Director

Date: March 30, 2007	By	/s/ William J. Bowen
William J. Bowen, Director

Date: March 30, 2007	By	/s/ Robert S. Whatley
Robert S. Whatley, Vice President Finance,
Secretary and Treasurer
(Principal Financial and Accounting Officer)