Form 10-Q
period 2007-03-31
POINDEXTER J B & CO INC
filed 2007-05-15
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 15, 2007.

PART     I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,982	$29,304
Accounts receivable, net	76,012	67,227
Inventories, net	82,534	76,080
Deferred income taxes	2,255	1,771
Prepaid expenses and other	2,131	1,735
Total current assets	173,914	176,117
Property, plant and equipment, net	61,828	60,615
Goodwill	29,814	29,814
Intangible assets, net	11,151	11,414
Deferred income taxes	1,454	1,135
Other assets	13,941	14,414
Total assets	$292,102	$293,509

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,950	$1,934
Accounts payable	38,252	32,790
Accrued compensation and benefits	7,179	11,142
Accrued income taxes	28	474
Accrued interest	984	5,274
Other accrued liabilities	11,832	11,561
Total current liabilities	60,225	63,175
Non-current liabilities
Long-term debt, less current portion	205,414	205,679
Employee benefit obligations and other	5,849	5,646
Total non-current liabilities	211,263	211,325
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	(15)	76
Retained earnings (accumulated deficit)	1,143	(553)
Total stockholder’s equity	20,614	19,009
Total liabilities and stockholder’s equity	$292,102	$293,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Net sales	$213,154	$185,541
Cost of sales	187,957	165,348
Gross profit	25,197	20,193
Selling, general and administrative expense	16,629	14,959
Closed and excess facility costs	200	—
Operating income	8,368	5,234
Interest expense	4,783	4,724
Interest income	(264)	(255)
Income before income taxes	3,849	765
Income tax provision	1,932	304
Net income	1,917	461
Accumulated deficit at beginning of period	(553)	(9,825)
Adjustment for adoption of FIN 48	(221)	—
Retained earnings (accumulated deficit) at end of period	$1,143	$(9,364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,917	$461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,194	2,773
Amortization of debt issuance costs	199	128
Provision for excess and obsolete inventory	53	202
Provision for doubtful accounts receivable	(9)	131
Deferred income tax (provision) benefit	(803)	47
Other	(177)	(24)
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(8,788)	(14,894)
Inventories	(6,517)	(8,833)
Prepaid expenses and other	(413)	216
Accounts payable	5,393	7,536
Accrued income taxes	(438)	(202)
Accrued interest	(4,290)	(4,424)
Other accrued liabilities	(3,311)	(630)
Net cash used in operating activities	(13,990)	(17,513)

Cash flows from investing activities:
Acquisition of businesses	—	(13,813)
Purchase of property, plant and equipment	(4,040)	(3,568)
Proceeds from sale of property, plant and equipment	80	189
Net cash used in investing activities	(3,960)	(17,192)

Cash flows from financing activities:
Payments of long-term debt	(447)	(329)
Net cash used in financing activities	(447)	(329)
Effect of exchange rate on cash	75	10
Change in cash and cash equivalents	(18,322)	(35,024)
Cash and cash equivalents at beginning of period	29,304	40,855
Cash and cash equivalents at end of period	$10,982	$5,831

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended March 31,
	2007	2006
Net Sales
Morgan	$105,896	$95,995
Morgan Olson	25,809	13,401
Truck Accessories	38,223	39,178
Specialty Manufacturing	43,543	37,007
Eliminations	(317)	(40)
Net Sales	$213,154	$185,541

Operating Income (loss)
Morgan	$6,167	$3,795
Morgan Olson	1,051	(1,297)
Truck Accessories	651	2,185
Specialty Manufacturing	3,062	2,434
JBPCO (Corporate)	(2,563)	(1,883)
Operating Income	$8,368	$5,234

	March 31, 2007	December 31, 2006
Total Assets as of:
Morgan	$96,302	$93,295
Morgan Olson	28,526	29,459
Truck Accessories	71,626	67,435
Specialty Manufacturing	85,042	82,872
JBPCO (Corporate)	10,606	20,448
Total Assets	$292,102	$293,509

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 58% and 52% of Morgan’s net sales during each of the three months ended March 31, 2007 and 2006, respectively.  Accounts receivable from these customers totaled $14,750 and $8,375 at March 31, 2007 and December 31, 2006, respectively.  Sales of Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 17% and 15% of Specialty Manufacturing’s net sales during each of the three months ended March 31, 2007 and 2006, respectively.  Accounts receivable from this customer totaled $3,577 and $2,622 at March 31, 2007 and December 31, 2006, respectively.

The JBPCO (Corporate) costs were $2,563 and $1,883 for the three months ended March 31, 2007 and 2006, respectively.  The increase during 2007 included various administrative costs including incremental costs of $0.2 million related to an enterprise-wide initiative to implement new information technology systems.

(4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended March 31,
	2007	2006
Net income	$1,976	$461
Unrealized loss on short-term investments	—	(92)
Foreign currency translation gain (loss)	(91)	74
Comprehensive income	$1,885	$443

(5) Acquisitions.  Effective March 17, 2006, the Company acquired all of the outstanding stock of State Wide Aluminum, Inc. (“State Wide”).  The results of State Wide’s operations have been included in the consolidated financial statements since that date.  State Wide is located in Elkhart, Indiana and is one of Truck Accessories’ two principal suppliers of windows and doors, used in the manufacture of pickup truck caps.  State Wide operates as a division of Truck Accessories and continues to utilize the purchased assets in the same manner as prior to the acquisition.

The acquisition was accounted for as a purchase and the aggregate purchase price was $6,457.  The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

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

The acquisition was accounted for as a purchase and the aggregate purchase price was $7,440. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Eagle Coach	January 3, 2006
Accounts Receivable	$1,933
Inventories	1,658
Other current asset	18
Property, plant and equipment	232
Other long-term asset	161
Goodwill	1,527
Acquired intangibles	2,900
Current liabilities	(954)
Accrued warranty	(35)
$7,440

The combined results of operations of the Company for the three months ended March 31, 2006, including State Wide and Eagle Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would be as follows:

Pro forma as of March 31, 2006
Net sales	$191,018
Operating income	5,294
Income before income taxes	860

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials	$48,175	$46,345
Work in process	25,808	22,547
Finished goods	8,551	7,188
Total inventories	$82,534	$76,080

(7) Floor Plan Notes Payable.

The Company has a floor plan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach and Eagle Coach.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of March 31, 2007 and December 31, 2006.  These obligations are reflected on the accompanying condensed consolidated balance sheet as accounts payable, as a current liability.

The total amount financed under these agreements was $3,210 and $4,735 as of March 31, 2007 and December 31, 2006, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of March 31, 2007, the weighted average interest rate on all outstanding floor plan notes payable was 0.2%.  The interest rate on the liabilities that bear interest was 9.6% at March 31, 2007.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the three months ended March 31, 2007 and 2006 was as follows:

	2007	2006
Cash paid for interest	$8,939	$9,147
Cash paid for income taxes	2,422	118
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	259	690

(10) Income Taxes.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities.  The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized.  A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, the Company recognized a $221 increase in the liability for unrecognized tax benefits and a corresponding decrease in the January 1 2007 balance of retained earnings.  The total amount of unrecognized tax benefits as of January 1, 2007 and March 31, 2007 was $1,200 and $1,259, respectively.  If these unrecognized tax benefits were recognized, they would have an impact on the Company’s effective tax rate.

The Company classifies related interest and penalties (if applicable) as income tax expense in the financial statements.  The total amount of accrued interest and penalties was $242 at January 1, 2007 and $256 at March 31, 2007, which resulted in a $14 increase in the provision for income taxes for the three months ended March 31, 2007.

The Company is subject to income tax in the United States, Canada and its provinces, and many of the various states it operates in.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state tax impact of any changes made to the federal return remains subject to examination by various states for a period of up to one year after formal notification to the state. The Company is open to the United States Federal Income Tax examinations for the tax years ending December 31, 2003 through December 31, 2006. The Company is currently under examination by the Canada Revenue Agency for the tax years ending December 31, 2001 through December 31, 2004 and is exposed to audit through December 31, 2006.

The Company anticipates that $432 of the total balance of unrecognized tax benefits will be resolved within 12 months upon resolution with taxing authorities and expiration of statutes of limitation.

(11) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at March 31, 2007 and December 31, 2006, primarily securing the Company’s chassis bailment pool program at Morgan.

Environmental Matters.  The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of its operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 impose strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

From time to time, the Company has received notices of noncompliance with respect to its operations which typically have been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying minor fines, none of which individually or in the aggregate has had a material adverse effect on it.   The Company cannot ensure that it has been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  Additionally, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the Company’s business and financial condition.

Morgan Olson’s two manufacturing sites in Sturgis, Michigan overlie, or are in close proximity to, a regional plume of volatile organic compound groundwater contamination.  In October 2003, the Michigan Department of Environmental Quality (“MDEQ”) granted a liability exemption for any pre-acquisition releases of volatile organic compounds from these sites that may have contributed to the regional groundwater contamination subject to certain conditions.   Based on the granting of the liability exemption, Morgan Olson does not believe that it has any responsibility for the investigation or remediation of the regional groundwater contamination. However, the exemption does not apply to other applicable laws or regulations, and there can be no guarantee that newly discovered conditions or future activities at the sites will not result in significant costs.

In July, 2005, Morgan notified the Environmental Protection Agency (“EPA”) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the EPA by August 31, 2005.  A letter from EPA requesting additional information was received in December 2006 and a response submitted.  Action by the EPA is probable and the financial impact of such enforcement action, if any cannot be estimated but could be material.

Beginning in 2003, Truck Accessories submitted a request to modify its air permit and increase the emission limits. During this process, the Pennsylvania Department of Environmental Protection (“DEP”) made the Company aware that it believed that the plant had ongoing violations. The Company has investigated the alleged violations and does not fully agree with the DEP.  In an attempt to settle the matter and improve the operating capacity of the operation, the Company has completed permit and recordkeeping modifications at the request of the DEP.  The agreed upon penalty is $65 and the consent order is expected by the Company to be signed in the second quarter of 2007.

(12) Subsequent event.

Effective April 30, 2007, Specialty Manufacturing acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”) a precision machining operation in Duncan, Oklahoma, for approximately $12.9 million in cash. Intangible assets acquired were approximately $8.0 million. The acquisition will complement our precision machining services to customers in the oil and gas exploration industry.  Richard’s Manufacturing reported unaudited revenues and operating income of approximately $12,200 and $2,400, respectively, for the year ended December 31, 2006. The acquisition was funded with cash and temporary borrowings from the Company’s revolving line of credit.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2006 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview please refer to that section.

Results of Operations

Three months ended March 31, 2007 Compared to Three months ended March 31, 2006 (Unaudited)

Sales.  Our consolidated net sales increased $27.6 million, or 14.9%, to $213.2 million for the quarter ended March 31, 2007 compared to $185.6 million for the quarter ended March 31, 2006.

•                        Morgan’s net sales increased $9.9 million, or 10.3%, to $105.9 million compared to $96.0 million for the prior period.  Unit shipments declined 3.0% offset by a 13.6% increase in the average selling price of a truck body.  The decline in unit shipments was mostly due to a decline in consumer rental unit shipments partly offset by an increase in commercial units.  Morgan experienced a 20% to 30% decline in commercial unit orders during March compared to last year (which was in line with industry expectations).The reduction in orders will result in a decline in sales in the third quarter as earlier forecasted for this industry.

•                        Morgan Olson’s net sales increased $12.4 million or 92.6% to $25.8 million compared to $13.4 million for the prior period.  Sales of step vans increased 133% to $21.2 million and parts and service net sales increased 6.8% to $4.6 million.  Shipments increased 103% as demand for fleet and commercial units manufactured by Morgan Olson increased significantly compared to the first quarter of 2006.

•                        Truck Accessories’ net sales decreased $1.0 million, or 2.4% to $38.2 million compared to $39.2 million for the prior period. Sales of pickup truck caps and tonneaus decreased 10.7% on a 15.1% decline in unit shipments partly due to a 5.0% decrease in new pickup truck sales during the quarter compared to a year ago and delayed shipments associated with the transfer of production from Truck Accessories’ Canadian plant to two plants in the United States.   State Wide’s third-party sales increased to $3.2 million for the quarter compared to $0.6 million for the 15 days  last year post-acquisition on March 15, 2006.

•                        Specialty Manufacturing’s net sales increased by $6.5 million, or 17.7%, to $43.5 million compared to $37.0 million for the prior period.   Sales to customers in the energy services business represented 31.0% of Specialty Manufacturing’s sales compared to 25.4% during 2006 and sales to these customers increased 43.5% to $13.5 million compared to $9.4 million during 2006.  Non-oil-related sales increased by $2.4 million, or 8.8%, to $30.0 million primarily due to increased Specialty Vehicle Group sales.

Backlog.  Consolidated backlog was $200.6 million as of March 31, 2007 compared to $198.1 million at December 31, 2006 and $203.6 million as of March 31, 2006.

•                      Morgan’s backlog was $111.6 million at March 31, 2007 compared to $114.6 million at December 31, 2006 and $123.0 million at March 31, 2006.

•                      Morgan Olson’s backlog was $27.9 million at March 31, 2007 compared to $25.1 million at December 31, 2006 and $34.2 million at March 31, 2006.

•                      Truck Accessories’ backlog was $4.6 million at March 31, 2007 compared to $4.1 million at December 31, 2006 and $4.5 million as of March 31, 2006.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog at March 31, 2007 was $56.5 million compared to $52.3 million at December 31, 2006 and $41.9 million at March 31, 2006.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $22.6 million, or 13.7%, to $188.0 million for the quarter ended March 31, 2007 compared to $165.4 million for the quarter ended March 31, 2006. Consolidated gross profit increased by $5.0 million, or 24.8%, to $25.2 million (11.8% of net sales) for the quarter ended March 31, 2007 compared to $20.2 million (10.9% of net sales) for the quarter ended March 31, 2006.

•                        Morgan’s gross profit increased by $1.9 million, or 21.1%, to $11.0 million (10.4% of its net sales) compared to $9.1 million (9.5% of its net sales) for the prior period.  The increase in the gross profit margin was due to lower overhead expense partly offset by higher raw material costs.

•                        Morgan Olson’s gross profit increased by $2.8 million to $2.8 million (10.7% of its net sales) compared to break-even for the prior period.  The increase was due to increased production volumes providing improved labor efficiencies and overhead absorption partly offset by material cost increases.

•                        Truck Accessories’ gross profit decreased by $1.0 million, or 19.0%, to $4.4 million (11.5% of its net sales) compared to $5.4 million (13.8% of its net sales) for the prior period. The decrease in gross profit was primarily due to reduced labor efficiencies and decreased overhead absorption on lower production volumes partially offset by a decrease in material costs as a result of an increase in the internal sourcing of components from State Wide.   The closure of the Canadian plant and the transfer of production to the United States was completed during February and the resulting move of product molds and equipment and the start-up of production at the receiving plants caused an increase in labor costs and a decline in related product sales that is not expected to continue throughout the second quarter of this year.

•                        Specialty Manufacturing’s gross profit increased $1.4 million, or 23.8%, to $7.1 million (16.3% of its net sales) for the quarter ended March 31, 2007 compared to $5.7 million (15.4% of its net sales) for the quarter ended March 31, 2006 primarily due to a $1.3 million or 64% increase in gross profit at its machining services operations.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $1.7 million, or 11.7%, to $16.7 million (7.8% of net sales) for the quarter ended March 31, 2006 compared to $15.0 million (8.1% of net sales) for the quarter ended March 31, 2006.

•                        Morgan’s selling, general and administrative expenses decreased $0.5 million, or 8.7%, to $4.8 million (4.5% of its net sales) compared to $5.3 million (5.5% of its net sales) for the prior period.  Expenses declined primarily due to lower personnel recruiting costs.

•                        Morgan Olson’s selling, general and administrative expenses increased by $0.4 million, or 31.2%, to $1.7 million (6.6% of its net sales) compared to $1.3 million (9.7% of its net sales) for the prior period, due primarily to an increase in administrative personnel and the related expenses.

•                        Truck Accessories’ selling, general and administrative expenses increased by $0.5 million, or 15.6%, to $3.7 million (9.8% of its net sales) from $3.2 million (8.2% of its net sales) for the prior period.   The increase was mainly due to $0.4 million of expenses related to the acquired operations of State Wide.

•                        Specialty Manufacturing’s selling, general and administrative expenses increased by $0.5 million, or 16.3%, to $3.8 million (8.8% of its net sales) compared to $3.3 million (8.9% of its net sales) for the quarter ended March 31, 2006 due mainly to additional administrative personnel and the related costs at Specialty Vehicle Group.

•                        Corporate selling, general and administrative expenses during the first quarter of 2007 increased $0.7 million or 36.2% to $2.6 million from $1.9 million for the quarter ended March 31, 2006 as a result of an increase in various administrative costs and additional information technology  systems expense of $0.2 million.

Closed and excess facility costs.  During the quarter, Specialty Manufacturing made the decision to close a plant that manufactures plastic-based packaging materials and move the production to a nearby plant.  The plant is leased with the lease expiring in July of this year.  Specialty Manufacturing recorded an expense of $0.2 million during the quarter that included a write-down in the value of certain equipment as well as other expenses related to the closure.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $3.2 million, or 59.9%, to $8.4 million (3.9% of net sales) for the quarter ended March 31, 2007 from $5.2 million (2.8% of net sales) for the quarter ended March 31, 2006.

•                        Morgan’s operating income increased by $2.4 million, or 62.5%, to $6.2 million (5.8% of its net sales) compared to $3.8 million (4.0% of its net sales) for the prior period as gross profit increased and selling, general and administrative expenses decreased.

•                        Morgan Olson’s operating income increased by $2.4 million to a $1.1 million (4.1% of net sales) operating profit compared to an operating loss of $1.3 million for the quarter ended March 31, 2006 on a 92.6% increase in net sales.

•                        Truck Accessories’ operating income decreased by $1.5 million, or 70.2%, to $0.7 million (1.7% of its net sales) compared to $2.2 million (5.6% of its net sales) for the prior period on lower sales.

•                        Specialty Manufacturing’s operating income increased by $0.6 million, or 25.8%, to $3.1 million (7.0% of its net sales) compared to $2.4 million (6.5% of its net sales) for the prior period, on increased gross profits from both its machining services as well as its Specialty Vehicles Group.

•                        Corporate expenses increased $0.7 million to $2.6 million for the quarter ended March 31, 2007, compared to $1.9 million for the quarter ended March 31, 2006.

Interest expense.  Consolidated interest expense was $4.8 million, or 2.2%, of net sales compared to $4.7 million, or 2.5%, of net sales for the quarters ended March 31, 2007 and 2006, respectively.

Income taxes. The effective income tax rate was 50.2% and 39.7% of income before income taxes for the three months ended March 31, 2007 and 2006 respectively.  The income tax provisions for the three months ended March 31, 2007 and 2006 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the increase in the valuation allowance against foreign net operating losses generated in Canada for the current period of approximately $0.3 million.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  We recorded a valuation allowance of $4.1 million as of March 31, 2007 and $3.8 million as of December 31, 2006, respectively, against a capital loss carry-forward and state and foreign net operating loss carry-forward deferred tax assets of an equal amount.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working capital at March 31, 2007 was $114.1 million compared to $112.9 million at December 31, 2006. Excluding cash and cash equivalents, working capital increased $19.5 million due to an $8.8 million increase in accounts receivable, a $6.5 million increase in inventories and a $3.4 million decrease in current liabilities.  The investment in working capital was primarily at Morgan, in advance of the seasonal increase in manufacturing activity for consumer rental production and at Specialty Manufacturing where inventories have increased by approximately $4.4 million due to the advance purchase of materials necessary to ensure an adequate supply for our machining services’ customers.   Average days sales outstanding in receivables at March 31, 2007 were approximately 33 compared to 34 at March 31, 2006 and inventory turns were approximately 9 at March 31, 2007 compared to 10 at March 31, 2006.  We continue to take advantage of purchase discounts wherever economic and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2007 used cash of $14.0 million compared to $17.5 million during 2006. The decrease in net cash used in operating activities was due primarily to a $2.8 million decrease in the investment in working capital this quarter.

Investing cash flows.  Net cash used in investing activities decreased to $4.0 million for the three months ended March 31, 2007 compared to $17.2 million for the three months ended March 31, 2006.  We invested $13.8 million during the first quarter of 2006 in the purchase of Eagle Coach and State Wide. Effective April 30, 2007 we acquired Richard’s Manufacturing for approximately $12.9 million in cash.

Capital expenditures for the three months ended March 31, 2007 were $4.0 million compared to $3.6 million in 2006 and consisted primarily of expansion expenditures at Specialty Manufacturing and new product molds at Truck Accessories.

Financing cash flows.  We used cash of $0.4 million in financing activities for the three months ended March 31, 2007 compared to $0.3 million for the three months ended March 31, 2006.

Long-term debt. At March 31, 2007, total debt was $207.4 million compared to $207.6 million at December 31, 2006 and the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.5 to 1.0. As a result, we are able to incur additional borrowings, including borrowings for capital expenditures. Our credit facility and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and the indenture. Based upon our borrowing base, we have approximately $28.0 million of availability, under our revolving credit facility as of March 31, 2007. In order to fund the acquisition of Richard’s Manufacturing we borrowed $6.0 million from our revolving credit facility which was subsequently repaid.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. We believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the coming year, given our anticipated acquisition of Richard’s Manufacturing capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  There is no certainty that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction will require additional capital, which may not be available to us.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the three months ended March 31, 2007.

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

Interest Rates

As of March 31, 2007, the Company had $200.0 million of 8.75% Notes, long-term debt, outstanding, with an estimated fair value of approximately $190.0 million based upon their traded value at March 31, 2007.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $10.0 million as of March 31, 2007.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of the Canadian operation is the Canadian dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

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

Item 1. Legal Proceedings

The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item1A.  Risk factors in  our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None ..

Item 5.  Other Information

None.

Item 6.  Exhibits

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 15, 2007	By:	/s/R.S. Whatley
R.S. Whatley, Principal Financial and
Accounting Officer