Form 10-Q
period 2007-06-30
POINDEXTER J B & CO INC
filed 2007-08-16
CIK 918962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 14, 2007.

PART I. FINANCIAL INFORMATION

Item 1.                          Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$23,077	$29,304
Accounts receivable, net	72,329	67,227
Inventories, net	79,016	74,954
Deferred income taxes	2,166	1,771
Prepaid expenses and other	1,570	1,735
Total current assets	178,158	174,991
Property, plant and equipment, net	67,040	60,615
Goodwill	37,480	29,814
Intangible assets, net	11,296	11,414
Deferred income taxes	1,474	1,135
Other assets	13,332	14,414
Total assets	$308,780	$292,383

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,139	$1,934
Accounts payable	42,708	32,790
Accrued compensation and benefits	10,492	11,142
Accrued income taxes	765	23
Accrued interest	4,925	5,274
Other accrued liabilities	10,295	11,561
Total current liabilities	71,324	62,724

Non-current liabilities
Long-term debt, less current portion	205,867	205,679
Employee benefit obligations and other	6,391	5,868
Total non-current liabilities	212,258	211,547

Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive gain	602	76
Retained earnings (accumulated deficit)	5,121	(1,450)
Total stockholder’s equity	25,198	18,112
Total liabilities and stockholder’s equity	$308,780	$292,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$229,743	$226,046	$442,897	$411,587
Cost of sales	200,568	196,641	388,907	362,847
Gross profit	29,175	29,405	53,990	48,740
Selling, general and administrative expense	15,627	15,566	32,457	30,524
Operating income	13,548	13,839	21,533	18,216
Interest expense	4,178	4,310	8,961	9,034
Interest income	(266)	(484)	(530)	(739)
Income before income taxes	9,636	10,013	13,102	9,921
Income tax provision	4,752	3,815	6,531	3,777
Net income	4,884	6,198	6,571	6,144
Accumulated earnings (deficit) at beginning of period	237	(9,879)	(1,229)	(9,825)
Adjustment for adoption of FIN 48	—	—	(221)	—
Accumulated earnings (deficit) at end of period	$5,121	($3,681)	$5,121	($3,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net income	$6,571	$6,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,636	5,761
Amortization of debt issuance costs	396	308
Provision for excess and obsolete inventory	570	395
Provision for doubtful accounts receivable	83	102
Deferred income tax (provision) benefit	(752)	100
Other	(114)	207

Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(4,429)	(14,704)
Inventories	(3,358)	(6,943)
Prepaid expenses and other	301	1,282
Accounts payable	9,482	5,706
Accrued income taxes	702	3,463
Accrued interest	(349)	6
Other accrued liabilities	(1,191)	923
Net cash provided by operating activities	14,548	2,750

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	82	189
Acquisition of businesses	(12,634)	(13,813)
Purchase of property, plant and equipment	(7,775)	(7,548)
Proceeds from sale of short-term investments	—	15,266
Net cash used in investing activities	(20,327)	(5,906)

Cash flows from financing activities:
Payments of long-term debt	(887)	(468)
Net cash used in financing activities	(887)	(468)
Effect of exchange rate on cash	439	(323)
Change in cash and cash equivalents	(6,227)	(3,947)
Cash and cash equivalents at beginning of period	29,304	40,855
Cash and cash equivalents at end of period	$23,077	$36,908

The accompanying notes are an integral part of these condensed consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

1)   Organization and Business. J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries” and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2006 condensed restated consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 2, 2007 on Form 10-K and subject to amendment, see Note 3.

(3) Restatement.

Effective August 6, 2007, as a result of the physical verification of inventory at Morgan Olson as of June 30, 2007, the Company wrote down the value of inventory by approximately $0.4 million ($0.2 million net of income tax) as of March 31, 2007 and by approximately $1.1 million ($0.7 million net of income tax) as of December 31, 2006.  The Company restated its results of operations for the quarter ended March 31, 2007 and for the year ended December 31, 2006 and the interim periods included therein.  The previously filed financial statements for those periods should not be relied upon.  The restated unaudited operating results for the quarter ended March 31, 2007 and for the year ended December 31, 2006 and each interim period included therein were ($000):

	Three Months Ended				Year Ended	Three Months Ended
	March 31, 2006	June 30, 2006	September 31, 2006	December 31, 2006	December 31, 2006	March 31, 2007
Operating Income
Reported	$5,234	$13,876	$9,251	$1,523	$29,884	$8,368
Error	(857)	(37)	(1,524)	1,292	(1,126)	(382)
Restated	$4,377	$13,839	$7,727	$2,815	$28,758	$7,986

Income (Loss) Before Income Taxes
Reported	$765	$10,050	$5,007	$(3,101)	$12,721	$3,849
Error	(857)	(37)	(1,524)	1,292	(1,126)	(382)
Restated	$(92)	$10,013	$3,483	$(1,809)	$11,595	$3,467

Net Income (Loss)
Reported	$461	$6,220	$4,155	$(1,936)	$8,900	$1,917
Error	(515)	(22)	(914)	775	(675)	(229)
Restated	$(54)	$6,198	$3,241	$(1,161)	$8,225	$1,688

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(4) Segment Data.  The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net Sales
Morgan	$114,951	$114,545	$220,847	$210,540
Morgan Olson	25,770	28,459	51,579	41,860
Truck Accessories	41,167	43,544	79,390	82,722
Specialty Manufacturing	48,665	39,356	92,208	76,363
Eliminations	(810)	142	(1,127)	102
Net Sales	$229,743	$226,046	$442,897	$411,587
Operating Income (Loss)
Morgan	$8,294	$9,216	$14,461	$13,011
Morgan Olson	1,124	2,282	1,793	128
Truck Accessories	1,624	1,944	2,275	4,129
Specialty Manufacturing	4,717	2,491	7,779	4,925
JBPCO (Corporate)	(2,211)	(2,094)	(4,775)	(3,977)
Operating Income	$13,548	$13,839	$21,533	$18,216

	June 30, 2007	December 31, 2006
		(Restated)
Total Assets as of:
Morgan	$79,601	$93,295
Morgan Olson	26,246	28,333
Truck Accessories	72,504	67,435
Specialty Manufacturing	106,348	82,872
JBPCO (Corporate)	24,081	20,448
	$308,780	$292,383

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 58% and 51% of Morgan’s net sales during each of the six months ended June 30, 2007 and 2006, respectively.  Accounts receivable from these customers totaled $8,744 and $8,375 at June 30, 2007 and December 31, 2006, respectively.  Sales related to Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 17% and 15% of Specialty Manufacturing’s net sales during each of the six months ended June 30, 2007 and 2006, respectively.  Accounts receivable from this customer totaled $4,613 and $2,622 at June 30, 2007 and December 31, 2006, respectively.

(5) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net income	$4,884	$6,198	$6,571	$6,144
Unrealized gain (loss) on short-term investments	—	4	—	(87)
Foreign currency translation gain (loss)	617	(111)	526	(38)
Comprehensive income	$5,501	$6,091	$7,097	$6,019

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(6) Acquisitions. Effective April 30, 2007, the Company acquired all of the common stock of Richard’s Manufacturing   Co., Inc. (“Richard’s Manufacturing”). Richard’s Manufacturing is a precision machining business located in Duncan, Oklahoma and operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Richard’s Manufacturing’s operations have been included in the consolidated financial statements since that date.

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $12,635, net of acquired cash.  The Company is in the process of completing its valuation of certain intangible assets; thus, the allocation of purchase price is subject to change.  The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Richard’s Manufacturing	April 30, 2007
Accounts receivable	$755
Inventories	1,305
Other current assets	226
Property, plant and equipment	3,397
Goodwill	7,666
Current liabilities	(352)
Other long-term liabilities	(362)
$12,635

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

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $6,457.  The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

State Wide	March 17, 2006
Accounts receivable	$2,181
Inventories	2,493
Other current assets	149
Property, plant and equipment	923
Goodwill	3,528
Current liabilities	(2,782)
Other long-term liabilities	(35)
$6,457

Effective January 3, 2006, the Company acquired all of the outstanding stock of Kellerman Coach, Inc. (“Eagle Coach”).  The results of Eagle Coach’s operations have been included in the consolidated financial statements since that date.  Eagle Coach is located in Amelia, Ohio and manufactures funeral coaches.  Eagle Coach and Federal Coach, LLC comprise the Specialty Vehicle Group that operates as a division of Specialty Manufacturing and Eagle Coach continues to utilize the purchased assets in the same manner as prior to the acquisition.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $7,440. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Eagle Coach	January 3, 2006
Accounts Receivable	$1,933
Inventories	1,658
Other current asset	18
Property, plant and equipment	232
Other long-term asset	161
Goodwill	1,527
Acquired intangibles	2,900
Current liabilities	(954)
Accrued warranty	(35)
$7,440

The combined results of operations of the Company for the three and six months ended June 30, 2007 and 2006, including Richard’s Manufacturing, State Wide, and Eagle Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would have been as follows:

Pro Forma as of June 30	For the three months ended		For the six months ended
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$230,943	$229,179	$448,127	$423,403
Operating income	13,784	14,598	22,958	19,904
Income before income taxes	9,851	10,701	14,440	11,475

(7) Inventories.  Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2007	2006 (Restated)
Raw materials	$45,314	$46,218
Work in process	24,922	21,563
Finished goods	8,780	7,173
Total inventories	$79,016	$74,954

(8) Floorplan Notes Payable

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Specialty Vehicle Group.  Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of June 30, 2007 and December 31, 2006.  These obligations are reflected on the accompanying condensed balance sheet as accounts payable.

The total amount financed under these agreements was $8,274 million and $4,735 as of June 30, 2007 and December 31, 2006, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of June 30, 2007, the weighted average interest rate on all outstanding floorplan notes payable was 0.2%.  The interest rate on the liabilities that bear interest was 9.7% at June 30, 2007.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(9) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2007 and 2006 was as follows:

	2007	2006
Cash paid for interest	$9,150	$9,433
Cash paid for income taxes	5,317	165
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	1,435	2,214

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, the Company recognized a $221 increase in the liability for unrecognized tax benefits and a corresponding decrease in the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits as of June 30, 2007 and January 1, 2007 was $1,958 and $1,200, respectively.  If these unrecognized tax benefits were recognized, they would have an impact on the Company’s effective tax rate.

The Company classifies related interest and penalties (if applicable) as income tax expense in the financial statements.  The total amount of accrued interest and penalties was $658 at June 30, 2007 and $242 at January 1, 2007, which is a $582 increase in the provision for income taxes for the three months ended June 30, 2007.

The Company is subject to income tax in the United States, Canada and its provinces, and many of the various states it operates in.  State income tax returns are generally subject to examination for a period of three to five years after filing.  The state tax impact of any changes made to the federal return remains subject to examination by various states for a period of up to one year after formal notification to the state.  The Company is open to United States Federal Income Tax examinations for the tax years ending December 31, 2003 through December 31, 2006.  The Company is currently under examination by the Canada Revenue Agency for the tax years ending December 31, 2001 through December 31, 2004 and is exposed to audit through December 31, 2006.

The Company anticipates that $1,014 of the total balance of unrecognized tax benefits will be resolved within 12 months upon resolution with taxing authorities and expiration of statutes of limitation.

(11) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at June 30, 2007 and December 31, 2006, primarily securing the Company’s chassis bailment pool programs.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Environmental Matters.  The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of its operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, impose strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates non-hazardous wastes, which are also subject to regulation under applicable environmental laws.

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

In July 2005, Morgan notified the USEPA that it was investigating an unmet requirement to file reports pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the EPA by August 31, 2005.  A letter from EPA requesting additional information was received in December 2006 and a response submitted.  Action by the EPA is probable and the financial impact of such enforcement action, if any, cannot be estimated but could be material.

Beginning in 2003, Truck Accessories submitted a request to modify its air permit and increase the emission limits. During this process, the Pennsylvania Department of Environmental Protection (“DEP”) made the Company aware that it believed that the plant had ongoing violations. The Company has investigated the alleged violations and does not fully agree with the DEP.  In an attempt to settle the matter and improve the operating capacity of the operation, the Company has completed permit and recordkeeping modifications at the request of the DEP.  The agreed upon penalty is $65 and the consent order is expected by the Company to be signed in the third quarter of 2007.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2.                          Management’s Discussion and Analysis of Financial Condition And Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2006 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview please refer to that section.

Effective April 30, 2007, the Company acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”), a precision machining operation in Duncan, Oklahoma, for approximately $12.6 million in cash.  The acquisition complements the precision machining services provided to customers in the oil and gas exploration industry.

Results of Operations

Three months ended June 30, 2007 Compared to Three months ended June 30, 2006 (Unaudited and Restated)

Sales.  Our consolidated net sales increased $3.7 million, or 1.6%, to $229.7 million for the quarter ended June 30, 2007 compared to $226.0 million for the quarter ended June 30, 2006.

•             Morgan’s net sales increased $0.4 million, or 0.4%, to $115.0 million compared to $114.5 million for the prior period.  Although shipments of commercial units declined 9.6%, sales increased $2.7 million or 3.0% due to a 14.0% increase in the average unit price of a truck body.  Consumer rental sales decreased $2.5 million, or 12.8% on a 13.8% decline in units shipped.   Morgan experienced a 23.9% decline in commercial unit orders during the first half of the year compared to last year, which was in line with industry expectations.  The reduction in orders is expected to result in a decline in sales in the third quarter as earlier forecasted for this industry.

•             Morgan Olson’s net sales decreased $2.7 million, or 9.5%, to $25.8 million compared to $28.5 million for the prior period.  The decrease was due to a 12.3% decrease in step van sales that was partly offset by a 7.2%, or $0.3 million, increase in parts sales.  Fleet sales decreased 57.3% this quarter compared to the second quarter 2006 but fleet unit orders have increased over last year with production starting later in the year.

•             Truck Accessories’ net sales decreased $2.4 million, or 5.5%, to $41.2 million compared to $43.5 million for the prior period on a decline in shipments of approximately 4,500 units or 8.8%.  Truck Accessories completed the closure of its Canadian plant during the quarter with the transfer of production to its U.S. facilities and estimated that it lost approximately $1.0 million of sales by the Canadian operation in that transition due to production and delivery inefficiencies.  Unit sales of new pickup trucks in the United States declined 4.7% this quarter compared to a year ago.

•             Specialty Manufacturing’s net sales increased $9.3 million, or 23.7%, to $48.7 million compared to $39.4 million for the prior period. Excluding Richard’s Manufacturing acquired April 30, 2007, net sales increased $6.9 million or 17.6% primarily due to increased sales of machining services which, excluding Richard’s Manufacturing, increased 41.1%, or   $5.2 million, to $17.9 million compared to last year.  Specialty Vehicle Group’s net sales increased $1.8 million, or 9.5%, to $20.7 million from $18.9 million last year.

Backlog.  Consolidated backlog was $164.0 million on June 30, 2007 compared to $198.1 million at December 13, 2006 and $194.9 million on June 30, 2006.

•                      Morgan’s backlog was $49.8 million compared to $114.6 million at December 31, 2006 and $108.3 million at June 30, 2006. The decrease compared to June 30, 2006 was primarily due to a decline in orders for retail units for delivery in the third and fourth quarters.  Backlog tends to be less at June 30, 2007 compared to December 31, 2006 due to the completion of consumer rental units in the second quarter of the year.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

•                      Morgan Olson’s backlog was $47.4 million compared to $25.1 million at December 31, 2006 and $44.1 million at June 30, 2006 due to increased demand for fleet units to be completed in the second half of this year.

•                      Truck Accessories’ backlog was $4.2 million compared to $4.1 million at December 31, 2006 and $4.2 million as of June 30, 2006.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog was $62.6 million compared to $52.3 million at December 31, 2006 and $38.3 million at June 30, 2006.  Excluding Richard’s Manufacturing’s backlog of $5.5 million, backlog for machining services increased $3.0 million, or 6.7%, to $47.9 million compared to December 31, 2006 due to increased demand for machining services from customers in the oil and gas industry.

Cost of sales and gross profit.  Our consolidated cost of sales increased $4.0 million, or 2.0%, to $200.6 million for the quarter ended June 30, 2007 compared to $196.6 million for the quarter ended June 30, 2006.  Consolidated gross profit decreased $0.7 million, or 2.3%, to $29.2 million (12.7% of net sales) for the quarter compared to $29.9 million (13.2% of net sales) last year.  Material costs were 54.7% of net sales compared to 55.0% in the prior period, labor costs were 14.4% of net sales compared to 14.3% last year, and overhead costs were 18.1% of net sales compared to 17.8%.

•             Morgan’s gross profit decreased $0.9 million, or 6.2%, to $13.3 million (11.6% of its net sales) compared to $14.2 million (12.4% of its net sales) for the prior period.  The decline in the gross profit margin was due to an increase in material costs of 1.3% of net sales partly offset by reduced labor and overhead costs as a percentage of net sales.

•             Morgan Olson’s gross profit decreased $0.9 million, or 25.5%, to $2.7 million (10.5% of its net sales) compared to $3.6 million (12.7% of its net sales) for the prior period.  The decline in gross profit margins  was due to an increase in material costs as a percentage of net sales of 4.3% partly offset by reduced labor and overhead costs as a percentage of net sales.

•             Truck Accessories’ gross profit decreased to $4.5 million (10.9% of its net sales) compared to $5.6 million (12.9% of its net sales) for the prior period.  The decline in gross profit was due to lower production volume and increased labor and overhead of $1.9 million as a result of production inefficiencies during the transition of production from Canada to the U.S. partly offset by a $1.1 million reduction in material costs.

•             Specialty Manufacturing’s gross profit increased $2.7 million, or 46.2%, to $8.6 million (17.8% of its net sales) compared to $5.9 million (15.0% of its net sales) for the prior period.  Gross profits at the machining services operations, excluding the acquisition of Richard’s Manufacturing, increased to $4.2 million (20.6% of net sales) compared to $2.1 million (16.6% of net sales) a year ago.  The acquisition of Richard’s Manufacturing added $0.6 million of incremental gross profit this quarter.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $0.2 million, or 1.1%, to $15.7 million (6.9% of net sales) for the quarter ended June 30, 2007 compared to $15.6 million (6.9% of net sales) for the quarter ended June 30, 2006.

•            Morgan’s selling, general and administrative expenses remained at $5.0 million (4.4% of its net sales) for the three months ended June 30, 2007 and 2006.

•             Morgan Olson’s selling, general and administrative expenses increased $0.3 million, or 17.5%, to $1.6 million (6.1% of its net sales) compared to $1.3 million (4.7% of its net sales) for the prior period primarily due to costs related to an increase in sales personnel.

•             Truck Accessories’ selling, general and administrative expenses decreased $0.8 million, or 22.6%, to $2.9 million (7.1% of its net sales) from $3.7 million (8.5% of its net sales) for the prior period. The decrease was due to reductions in healthcare-related costs and selling costs.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.5 million, or 14.9%, to $4.0 million (8.2% of its net sales) from $3.5 million (8.9% of its net sales) for the prior period.  The increase was due to higher personnel related costs and the acquisition of Richard’s Manufacturing that added $0.1 million of expenses this quarter.

•             Corporate selling, general and administrative expenses during the second quarter of 2007 increased $0.1 million, or 5.6%, to $2.2 million from $2.1 million.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased $0.3 million, or 2.1%, to $13.5 million (5.9% of net sales) for the quarter ended June 30, 2007 compared to $13.8 million (6.1% of net sales) for the quarter ended June 30, 2006.  Excluding Richard’s Manufacturing, operating income decreased $0.8 million to $13.0 million for the current quarter.

•             Morgan’s operating income decreased by $0.9 million, or 10.0%, to $8.3 million (7.2% of its net sales) compared to $9.2 million (8.0% of its net sales) for the prior period.

•             Morgan Olson’s operating income decreased by $1.2 million to $1.1 million (4.4% of net sales) compared to $2.3 million (8.0% of net sales) for the prior period.

•             Truck Accessories’ operating income decreased by $0.3 million, or 16.5%, to $1.6 million (3.9% of its net sales) compared to $1.9 million (4.4% of its net sales) for the prior period.

•             Specialty Manufacturing’s operating income increased by $2.2 million, or 89.3%, to $4.7 million (9.7% of its net sales) compared to $2.5 million (6.3% of its net sales) for the prior period.  Excluding Richard’s Manufacturing, operating income increased $1.6 million to $4.1 million for the current period.

Interest expense.  Consolidated interest expense was $4.2 million (1.8% of net sales) compared to $4.3 million (1.9% of net sales) for the prior period.

Income taxes.  For the three months ended June 30, 2007 and 2006, the effective tax rate was 49.3% and 38.0% of income before income taxes respectively.  The income tax provisions for the three months ended June 30, 2007 and 2006 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes as well as the increase in the valuation allowance against foreign net operating losses generated in Canada for the current period of approximately $0.2 million and a $0.6 million increase in the liability for unrecognized tax benefits.

Six months ended June 30, 2007 Compared to Six months ended June 30, 2006 (Unaudited and Restated)

Sales.  Our consolidated net sales increased $31.3 million, or 7.6%, to $442.9 million for the six months ended June 30, 2007 compared to $411.6 million for the six months ended June 30, 2006.

•             Morgan’s net sales increased $10.3 million, or 4.9%, to $220.8 million compared to $210.5 million for the prior period.  Sales of commercial units increased $13.7 million, or 8.3%, from $166.4 million to $180.1 million on a 7.1% increase in the average price of a truck body.  Consumer rental sales decreased $4.0 million, or 11.1%, from $35.6 million to $31.6 million on a 17.0% decline in units shipped that was offset by a 6.9% increase in unit prices.

•             Morgan Olson’s net sales increased $9.7 million, or 23.2%, to $51.6 compared to $41.9 million for the prior period.  Sales of step vans increased $9.1 million, or 27.3%, on an 11.9% increase in unit shipments.  Sales of retail units increased 117.8% while a 14.9% decline in fleet unit sales was due to a delayed startup in production this year.

•             Truck Accessories’ net sales decreased $3.3 million, or 4.0%, to $79.4 million compared to $82.7 million for the prior period.  Sales lost during the transition of production from Canada to the U.S. were estimated to be approximately $2.0 million during 2007.  Unit sales of pickup trucks in the U.S. declined 4.6% compared to a year ago.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

•             Specialty Manufacturing’s net sales increased by $15.8 million, or 20.7%, to $92.2 million compared to $76.4 million for the prior period.  Excluding Richard’s Manufacturing, net sales increased $13.4 million or 17.6% for the current period.  Sales of machining services increased $9.3 million, or 36.5%, due to continued strong demand from the oil and gas industry.   Specialty Vehicle Group’s net sales were $40.6 million and $35.1 million for the six months ended June 30, 2007 and 2006, respectively.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $26.1 million, or 7.2%, to $388.9 million for the six months ended June 30, 2007 compared to $362.8 million for the six months ended June 30, 2006. Consolidated gross profit increased by $5.2 million, or 10.8%, to $54.0 million (12.2% of net sales) for the six months ended June 30, 2007 compared to $48.8 million (11.8% of net sales) for the six months ended June 30, 2006.  Material costs were 54.8% of net sales for the six months ended June 30, 2007 and 2006, labor costs were 14.5% of net sales compared to 14.4% last year, and overhead costs were 18.5% of net sales compared to 19.0%.

•             Morgan’s gross profit increased $1.0 million, or 4.4%, to $24.3 million (11.0% of its net sales) compared to $23.3 million (11.1% of its net sales) for the prior period.

•             Morgan Olson’s gross profit increased $2.3 million, or 83.1%, to $5.1 million (9.9% of its net sales) compared to $2.8 million (6.6% of its net sales) for the prior period.  The improvement in profitability was due primarily to an increase in sales, especially higher margin retail units.

•             Truck Accessories’ gross profit decreased $2.2 million, or 19.8%, to $8.8 million (11.2% of its net sales) compared to $11.0 million (13.3% of its net sales) for the prior period.  The decrease in gross profit was a result of lower sales and the decrease in gross profit margin as a result of reduced labor efficiencies at the two U.S. plants during the transition of production from Canada and increased overhead costs on the lower production volume, which was partly offset by lower material costs.

•             Specialty Manufacturing’s gross profit increased $4.1 million, or 35.2%, to $15.7 million (17.1% of its net sales) compared to $11.6 million (15.2% of its net sales) for the prior period.  The acquisition of Richard’s Manufacturing added $0.6 million of gross profit.  The remaining increase was due primarily to a $3.4 million or 81.0% increase in gross profit in the machining services division to $7.6 million.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased  $2.0 million, or 6.3%, to $32.5 million (7.3% of net sales) for the six months ended June 30, 2006 compared to $30.5 million (7.5% of net sales) for the six months ended June 30, 2006.

•             Morgan’s selling, general and administrative expenses decreased $0.5 million, or 4.1%, to $9.8 million (4.5% of its net sales) compared to $10.3 million (4.9% of its net sales) for the prior period.

•             Morgan Olson’s selling, general and administrative expenses increased $0.7 million, or 24.2%, to $3.3 million (6.4% of its net sales) compared to $2.6 million (6.2% of its net sales) for the prior period due primarily to costs associated with increased sales personnel.

•             Truck Accessories’ selling, general and administrative expenses decreased $0.3 million, or 4.8%, to $6.6 million (8.4% of its net sales) from $6.9 million (8.3% of its net sales) for the prior period.

•             Specialty Manufacturing’s selling, general and administrative expenses increased $1.3 million, or 18.6%, to $8.0 million (8.6% of its net sales) from $6.7 million (8.8% of its net sales) for the prior period.  The acquisition of Richard’s Manufacturing added $0.1 million of expenses.

•             Corporate selling, general and administrative expenses during the first six months of 2007 increased $0.8 million, or 20.1%, to $4.8 million from $4.0 million for the prior period.  Consulting expenses decreased by $0.7 million offset by additional information technology costs of $0.6 million, costs associated with additional management personnel of $0.5 million and other costs.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Operating income.  Due to the effect of the factors described above, consolidated operating income increased by $3.3 million, or 18.2%, to $21.5 million (4.9% of net sales) for the six months ended June 30, 2007 from $18.2 million (4.4% of net sales) for the six months ended June 30, 2006.

•             Morgan’s operating income increased $1.5 million, or 11.1%, to $14.5 million (6.5% of its net sales) compared to $13.0 million (6.2% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased $1.7 million to $1.8 million (3.5% of its net sales) compared to $0.1 million for the prior period.

•             Truck Accessories’ operating income decreased $1.8 million, or 44.9%, to $2.3 million (2.9% of its net sales) compared to $4.1 million (5.0% of its net sales) for the prior period.

•             Specialty Manufacturing’s operating income increased $2.9 million, or 57.9%, to $7.8 million (8.4% of its net sales) compared to $4.9 million (6.4% of its net sales) for the prior period. Richard’s Manufacturing accounted for $0.6 million for the period.

Interest expense.  Consolidated interest expense was $9.0 million (2.0% of net sales) compared to $9.0 million (2.2% of net sales) for the prior period.

Income taxes. The effective income tax rate was 49.8% and 38.1% of income before income taxes for the six months ended June 30, 2007 and 2006, respectively.  The income tax provisions for the six months ended June 30, 2007 and 2006 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as an increase in the valuation allowance against foreign net operating losses generated in Canada for the current period of approximately $0.5 million and a $0.6 million increase in the liability for unrecognized tax benefits.

Liquidity and Capital Resources

Working capital at June 30, 2007 was $106.9 million compared to $112.3 million at December 31, 2006. Excluding cash and cash equivalents, working capital increased $2.1 million as working capital returned to December 31 levels after a seasonal increase at Morgan during the first quarter of 2007.  Cash decreased $6.2 million during the six months ended June 30, 2007 as a result of acquiring a machining business for approximately $12.6 million, capital expenditures of  $7.8 million and payments on capital leases of $0.9 million offset by cash provided by operations of $14.5 million.  Average accounts receivable days sales outstanding at June 30, 2007 were approximately 29 compared to 34 at June 30, 2006 and inventory turns were approximately 10 compared to 11 at June 30, 2006.   We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the six months ended June 30, 2007 generated cash of $14.5 million compared to $2.8 million during the six months ended June 2006.  Operating activities generated cash of $28.5 million during the second quarter primarily as a result of an increase in net income over the first quarter of this year and the liquidation of working capital of $18.3 million.

Investing cash flows.  Net cash used in investing activities increased to $20.3 million for the six months ended June 30, 2007 compared to $5.9 million for the six months ended June 30, 2006.   Investing activities this year were comprised of cash paid for the acquisition of Richards Manufacturing of $12.6 million and capital expenditures of $7.8 million, which comprised  mainly of new product molds of $1.8 million at Truck Accessories and machine tools of $3.3 million at Specialty Manufacturing.

Financing cash flows.  We used $0.9 million of cash to make payments on capital leases for the six months ended June 30, 2007 compared to $0.5 million for the same period last year.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Long-term debt.  At June 30, 2007, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.4 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Cash generated from operations is a principal source of liquidity for us. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the coming year given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  We cannot assure you that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction will require additional capital, which may not be available to us.

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the six months ended June 30, 2007.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation, statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) our plans, strategies, objectives, expectations and intentions    are subject to change at any time at our discretion; (2) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Interest Rates

As of June 30, 2007, the Company had $200.0 million of 8.75% Notes outstanding with an estimated fair value of approximately $185.0 million based upon their traded value at June 30, 2007.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $10.6 million as of June 30, 2007.

Foreign Currency

Morgan has operations in Canada that generated revenues of approximately $13.3 million during the six months ended June 30, 2007.  The functional currency of the Canadian operations is the Canadian Dollar.  The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

Item 4.                          Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a—15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based  on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

The Company restated its results of operations for the quarter ended March 31, 2007 and for the year ended December 31, 2006, and the interim periods included therein, due to an error in the accounting for inventory at Morgan Olson.

The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting at Morgan Olson as of December 31, 2006.  The Company believes that these weaknesses have been corrected through the implementation of a new information system and improved procedures.  The Company remains in compliance with the terms of its senior note indenture and revolving credit agreement.  The Company will restate its financial statements and submit revised forms 10-Q and 10-K for the quarter ended March 31, 2007 and for the year ended December 31, 2006 and the interim periods therein.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                          Defaults Upon Senior Securities

None

Item 4.                          Submission of Matters to a Vote of Security Holders

None

Item 5.                          Other Information

None

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: August 16, 2007	By:	/s/ R.S. Whatley
R. S. Whatley, Principal Financial and Accounting Officer