Form 10-Q/A
period 2006-03-31
POINDEXTER J B & CO INC
filed 2007-09-05
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Restatement of Condensed Consolidated Financial Statements

J.B. Poindexter & Co., Inc and subsidiaries are filing an amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, to amend and restate consolidated financial statements and other financial information for 2006 and for each quarter therein.  In addition, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended September 30, June 30 and March 31, 2006, to amend and restate condensed consolidated financial statements for the first three quarters of 2006.  The restatement adjusts our accounting for inventory as a result of errors in the inventory reconciliation process.  As of December 31, 2006, we wrote down inventory by $1,126, which reduced our operating income from $29,884 to $28,758 for the year then ended.  Correspondingly, net income was reduced from $8,900 to $8,225.  The analysis of this adjustment by quarter is included in Note 3 of this amended filing on Form 10-Q/A.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited & Restated)
Assets
Current assets
Cash and cash equivalents	$5,831	$40,855
Short-term investments	15,266	15,266
Accounts receivable, net	69,193	50,156
Inventories, net	69,241	57,207
Deferred income taxes	1,572	1,399
Income tax receivable	1,612	1,759
Prepaid expenses and other	2,198	2,219
Total current assets	164,913	168,861
Property, plant and equipment, net	57,040	54,333
Goodwill	29,741	24,759
Intangible assets, net	12,059	9,330
Deferred income taxes	801	1,073
Other assets	13,975	14,820
Total assets	$278,529	$273,176
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,186	$1,017
Accounts payable	38,997	29,288
Accrued compensation and benefits	7,399	7,976
Other accrued liabilities	11,450	15,681
Total current liabilities	59,032	53,962
Non-current liabilities
Long-term debt, less current portion	204,494	204,365
Employee benefit obligations and other	5,422	5,198
Total non-current liabilities	209,916	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(28)	(10)
Accumulated deficit	(9,877)	(9,825)
Total stockholder’s equity	9,581	9,651
Total liabilities and stockholder’s equity	$278,529	$273,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)
Net sales	$185,541	$162,465
Cost of sales	166,205	144,986
Gross profit	19,336	17,479
Selling, general and administrative expense	14,959	11,546
Operating income	4,377	5,933
Interest expense	4,724	4,384
Interest income	(255)	(152)
Income (loss) before income taxes	(92)	1,701
Income tax provision (benefit)	(38)	448
Net income (loss)	$(54)	$1,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(54)	$1,253
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,773	2,732
Amortization of debt issuance costs	128	138
Provision for excess and obsolete inventory	202	(47)
Provision for doubtful accounts receivable	131	202
Deferred income tax benefit	47	1,083
Other	(24)	(204)
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(14,894)	(4,497)
Inventories	(7,976)	(5,466)
Income tax receivable	(544)	(941)
Prepaid expenses and other	216	260
Accounts payable	7,536	1,174
Accrued interest	(4,424)	(3,301)
Other accrued liabilities	(630)	(2,513)
Net cash used in operating activities	(17,513)	(10,127)
Cash flows from investing activities:
Acquisition of businesses	(13,813)	—
Purchase of property, plant and equipment	(3,568)	(2,243)
Proceeds from sale of property, plant and equipment	189	—
Proceeds from sale of short-term investments	—	5,000
Purchase of short-term investments	—	(19,868)
Net cash used in investing activities	(17,192)	(17,111)
Cash flows from financing activities:
Proceeds from long-term debt	—	47,250
Payments of long-term debt	(329)	(278)
Exchange offer consent fee and debt issuance costs	—	(873)
Net cash (used in) provided by financing activities	(329)	46,099
Effect of exchange rate on cash	10	(223)
Change in cash and cash equivalents	(35,024)	18,861
Cash and cash equivalents at beginning of period	40,855	19,432
Cash and cash equivalents at end of period	$5,831	$38,070

The accompanying notes are an integral part of these condensed consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

(Dollars in thousands)

(1) Organization and Business

 J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries”, and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

(2) Basis of Presentation and Opinion of Management

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2005 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  These restated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005  filed with the Securities and Exchange Commission on March 31, 2006 on Form 10-K.

(3) Restatement

As a result of the physical verification of inventory at Morgan Olson as of June 30, 2007, the Company determined that it was necessary to write down the value of inventory.  The Company determined that this adjustment was the result of errors in the inventory reconciliation process and restated its results of operations for the year ended December 31, 2006 and the interim periods included therein.  The restated operating results for the year ended December 31, 2006 and each unaudited interim period included therein were:

	Three Months Ended				Year Ended
	March 31, 2006	June 30, 2006	September 31, 2006	December 31, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Income
Reported	$5,234	$13,876	$9,251	$1,523	$29,884
Error	(857)	(37)	(1,524)	1,292	(1,126)
Restated	$4,377	$13,839	$7,727	$2,815	$28,758

Income (Loss) Before Income Taxes
Reported	$765	$10,050	$5,007	$(3,101)	$12,721
Error	(857)	(37)	(1,524)	1,292	(1,126)
Restated	$(92)	$10,013	$3,483	$(1,809)	$11,595

Net Income (Loss)
Reported	$461	$6,220	$4,155	$(1,936)	$8,900
Error	(515)	(22)	(914)	776	(675)
Restated	$(54)	$6,198	$3,241	$(1,160)	$8,225

(4) Segment Data

The following is a summary of the business segment data:

	For the three months ended March 31,
	2006	2005
	(Restated)
Net Sales
Morgan	$95,995	$94,320
Morgan Olson	13,401	12,598
Truck Accessories	39,178	37,506
Specialty Manufacturing Division	37,007	18,066
Eliminations	(40)	(25)
Net Sales	$185,541	$162,465

Operating Income (loss)
Morgan	$3,795	$4,414
Morgan Olson	(2,154)	(618)
Truck Accessories	2,185	2,437
Specialty Manufacturing Division	2,434	684
JBPCO (Corporate)	(1,883)	(984)
Operating Income	$4,377	$5,933

Total Assets as of:	March 31, 2006	December 31, 2005
	(Restated)

Morgan	$95,147	$83,620
Morgan Olson	24,485	24,430
Truck Accessories	73,134	62,186
Specialty Manufacturing Division	67,499	56,113
JBPCO (Corporate)	18,264	46,827
Total Assets	$278,529	$273,176

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 52 % and 51% of Morgan’s net sales during each of the three months ended March 31, 2006 and 2005, respectively.  Accounts receivable from these customers totaled $13.9 million and $4.7 million at March 31, 2006 and December 31, 2005, respectively.  Sales of Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 15% and 16% of Specialty Manufacturing’s net sales during each of the three months ended March 21, 2006 and 2005, respectively.  Accounts receivable from this customer totaled $2.1 million and $1.8 million at March 31, 2006 and December 31, 2005, respectively.

The JBPCO (Corporate) costs were $1.9 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively, which in 2006 included costs for additional personnel as well as incremental costs related to enterprise-wide initiatives to improve manufacturing processes.

(5) Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
	2006	2005
	(Restated)
Net income (loss)	$(54)	$1,253
Unrealized loss on short-term investments	(92)	(57)
Foreign currency translation gain (loss)	74	(116)
Comprehensive income (loss)	$(72)	$1,080

(6) Acquisitions

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
$12,270

The combined results of operations of the Company for the three months ended March 31, 2006 and 2005, including State Wide, Eagle Coach and Federal Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would be as follows:

	Pro forma as of March 31,
	2006	2005
	(Restated)
Net sales	$191,018	$181,078
Operating income	4,437	7,019
Income before income taxes	3	1,672

(7) Inventories

Consolidated inventories, net, consisted of the following:

	March 31	December 31,
	2006	2005
	(Restated)
Raw Materials	$44,744	$36,172
Work in Process	17,326	13,879
Finished Goods	7,171	7,156
Total Inventories	$69,241	$57,207

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

(9) Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2006 and 2005 was as follows:

	2006	2005
Cash paid for interest	$9,147	$8,820
Cash paid for income taxes	118	848
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	690	660

(10) Income Taxes

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

(11) Contingencies

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

The 2006 interim condensed consolidated financial statements have been restated.  See page 2.

Results of Operations

Three months ended March 31, 2006 (Unaudited and Restated) Compared to Three months ended March 31, 2005 (Unaudited)

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

Cost of sales and gross profit.  Our consolidated cost of sales increased by $21.2 million, or 14.6%, to $166.2 million for the quarter ended March 31, 2006 compared to $145.0 million for the quarter ended March 31, 2005. Consolidated gross profit increased $1.9 million, or 10.6%, to $19.3 million (10.4% of net sales) for the quarter ended March 31, 2006 compared to $17.5 million (10.8% of net sales) for the quarter ended March 31, 2005.  Excluding acquisitions, our consolidated gross profit decreased $0.4 million.

•                      Morgan’s gross profit increased by $0.3 million, or 3.4%, to $9.1 million (9.5% of its net sales) compared to $8.8 million (9.3% of its net sales) for the prior period.

•                      Morgan Olson’s gross profit declined $1.3 million for a loss of $0.9 million compared to $0.4 million income (3.2% of its net sales) for the prior period.  The decline in gross profit margins was due to reduced labor efficiencies and increased engineering costs in preparation for the UPS fleet run in the second and third quarters.

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

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased by $1.5 million, or 26.2%, to $4.4 million (2.4% of net sales) for the quarter ended March 31, 2006 from $5.9 million (3.6% of net sales) for the quarter ended March 31, 2005.  Excluding acquired operations, consolidated operating income decreased $2.7 million or 47.5%.

•                      Morgan’s operating income decreased by $0.6 million, or 13.6%, to $3.8 million (4.0% of its net sales) compared to $4.4 million (4.7% of its net sales) for the prior period as the improvement in gross profit was offset by higher selling, general and administrative expenses.

•                      Morgan Olson’s operating income decreased by $1.5 million to a $2.2 million operating loss compared to an operating loss of $0.6 million for the quarter ended March 31, 2005.

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

Income taxes. The effective income tax rate was 41.3% and 26.3% of income before income taxes for the three months ended March 31, 2006 and 2005 respectively.  The income tax provisions for the three months ended March 31, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the reduction of the valuation allowance of approximately $0.3 million in the first quarter of 2005.

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

Liquidity and Capital Resources

Working capital at March 31, 2005 was $105.9 million compared to $114.9 million at December 31, 2005. The decrease was due to a $35.0 million decrease in cash and cash equivalents in the first quarter of 2006 offset by the investment in working capital, primarily at Morgan, in advance of the seasonal increase in manufacturing activity in the second quarter of 2006.   Average days sales outstanding at March 31, 2006 were approximately 34, compared to 32 at March 31, 2005, inventory turns were approximately 10 at March 31, 2006 and 2005, and average days payable open were 23 at March 31, 2006 compared to 29 at March 31, 2005.  We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

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

Investing cash flows.  Net cash used in investing activities increased to $17.2 million for the three months ended March 31, 2006 compared to $17.1 million for the three months ended March 31, 2005.  We invested $13.8 million  in the first quarter of 2006 in the purchase of Eagle Coach and State Wide offset by a decrease in the purchase and sale of short-term investments.

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

Based on such evaluation and based on information the Company obtained in connection with the restatement as described below through August 6, 2007, except as described below, the Company’s chief executive officer and principal financial officer have concluded that disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the required time periods.  There have been no changes in internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

The Company restated its results of operations for the quarter ended March 31, 2006 due to an error in the accounting for inventory at Morgan Olson.

The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting at Morgan Olson as of March 31, 2006.  The Company believes that these weaknesses have been corrected through the implementation of a new information system and improved procedures.  The Company remains in compliance with the terms of its senior note indenture and revolving credit agreement.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: September 5, 2007	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer