Form 10-Q/A
period 2006-06-30
POINDEXTER J B & CO INC
filed 2007-09-05
CIK 918962

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited & Restated)
Assets
Current assets
Cash and cash equivalents	$36,908	$40,855
Short-term investments	—	15,266
Accounts receivable, net	69,109	50,156
Inventories, net	68,295	57,207
Deferred income taxes	1,572	1,399
Income tax receivable	—	1,759
Prepaid expenses and other	1,329	2,219
Total current assets	177,213	168,861
Property, plant and equipment, net	59,909	54,333
Goodwill	29,410	24,759
Intangible assets, net	12,426	9,330
Deferred income taxes	801	1,073
Other assets	13,491	14,820
Total assets	$293,250	$273,176

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,492	$1,017
Accounts payable	37,195	29,288
Accrued compensation and benefits	9,735	7,976
Accrued income taxes	1,702	—
Other accrued liabilities	16,278	15,681
Total current liabilities	66,402	53,962

Non-current liabilities
Long-term debt, less current portion	205,518	204,365
Employee benefit obligations and other	5,660	5,198
Total non-current liabilities	211,178	209,563

Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(135)	(10)
Accumulated deficit	(3,681)	(9,825)
Total stockholder’s equity	15,670	9,651
Total liabilities and stockholder’s equity	$293,250	$273,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net sales	$226,046	$178,279	$411,587	$340,744
Cost of sales	196,642	155,635	362,847	300,621
Gross profit	29,404	22,644	48,740	40,123
Selling, general and administrative expense	15,565	12,542	30,524	24,088
Operating income	13,839	10,102	18,216	16,035
Interest expense	4,310	4,404	9,034	8,788
Interest income	(484)	(473)	(739)	(625)
Income before income taxes	10,013	6,171	9,921	7,872
Income tax provision	3,815	2,304	3,777	2,752
Net income	$6,198	$3,867	$6,144	$5,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2006	2005
	(Restated)
Cash flows from operating activities:

Net income	$6,144	$5,120

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,761	5,267
Amortization of debt issuance costs	308	322
Provision for excess and obsolete inventory	395	(287)
Provision for doubtful accounts receivable	102	154
Deferred income tax benefit	100	3,216
Other	207	(209)

Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(14,704)	(4,959)
Inventories	(6,943)	(3,886)
Prepaid expenses and other	1,282	825
Accounts payable	5,706	1,411
Accrued income taxes	3,463	(1,286)
Accrued interest	6	1,008
Other accrued liabilities	923	(1,843)
Net cash provided by operating activities	2,750	4,853

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	189	35
Acquisition of businesses	(13,813)	(12,270)
Purchase of property, plant and equipment	(7,548)	(6,547)
Proceeds from sale of short-term investments	15,266	9,991
Purchase of short-term investments	—	(39,964)
Net cash used in investing activities	(5,906)	(48,755)

Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	—	(28)
Proceeds from long-term debt	—	47,251
Payments of long-term debt	(468)	(562)
Exchange offer consent fee and debt issuance costs	—	(1,348)
Net cash (used in) provided by financing activities	(468)	45,313
Effect of exchange rate on cash	(323)	(5)
Change in cash and cash equivalents	(3,947)	1,406
Cash and cash equivalents at beginning of period	40,855	19,432
Cash and cash equivalents at end of period	$36,908	$20,838

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

	Three Months Ended				Year Ended
	March 31, 2006	June 30, 2006	September 31, 2006	December 31, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Income
Reported	$5,234	$13,876	$9,251	$1,523	$29,884
Error	(857)	(37)	(1,524)	1,292	(1,126)
Restated	$4,377	$13,839	$7,727	$2,815	$28,758

Income (Loss) Before Income Taxes
Reported	$765	$10,050	$5,007	$(3,101)	$12,721
Error	(857)	(37)	(1,524)	1,292	(1,126)
Restated	$(92)	$10,013	$3,483	$(1,809)	$11,595

Net Income (Loss)
Reported	$461	$6,220	$4,155	$(1,936)	$8,900
Error	(515)	(22)	(914)	776	(675)
Restated	$(54)	$6,198	$3,241	$(1,160)	$8,225

(4) Segment Data

The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net Sales
Morgan	$114,545	$106,227	$210,540	$200,547
Morgan Olson	28,459	11,358	41,860	23,956
Truck Accessories	43,544	38,720	82,722	76,226
Specialty Manufacturing	39,356	22,069	76,363	40,135
Eliminations	142	(95)	102	(120)
Net Sales	$226,046	$178,279	$411,587	$340,744
Operating Income (loss)
Morgan	$9,216	$8,023	$13,011	$12,437
Morgan Olson	2,282	(261)	128	(879)
Truck Accessories	1,944	2,570	4,129	5,007
Specialty Manufacturing	2,491	1,030	4,925	1,714
JBPCO (Corporate)	(2,094)	(1,260)	(3,977)	(2,244)
Operating Income	$13,839	$10,102	$18,216	$16,035

	June 30, 2006	December 31, 2005
	(Restated)
Total Assets as of:
Morgan	$90,142	$83,620
Morgan Olson	29,532	24,430
Truck Accessories	72,753	62,186
Specialty Manufacturing	69,676	56,113
JBPCO (Corporate)	31,147	46,827
	$293,250	$273,176

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

(5) Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net income	$6,198	$3,867	$6,144	$5,120
Unrealized gain (loss) on short-term investments	4	52	(87)	(5)
Foreign currency translation loss	(111)	—	(38)	(116)
Comprehensive income	$6,091	$3,919	$6,019	$4,999

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
$12,270

The combined results of operations of the Company for the three and six months ended June 30, 2006 and 2005, including State Wide, Eagle Coach and Federal Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would have been as follows:

Proforma as of June 30	For the three months ended		For the six months ended
	2006	2005	2006	2005
	(Restated)		(Restated)
Net sales	$226,046	$199,060	$417,069	$380,138
Operating income	13,839	11,127	18,276	18,146
Income before income taxes	10,013	7,196	9,981	9,984

(7) Inventories

Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2006	2005
	(Restated)
Raw Materials	$41,825	$36,172
Work in Process	19,146	13,879
Finished Goods	7,324	7,156
Total Inventories	$68,295	$57,207

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

(12) Effect of Recently Issued Accounting Standards on the Financial Statements When Adopted in a Future Period

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

(13) Cash and Investments

In prior years the Company invested in auction rate securities with an initial term greater than 90 days and, as such, classified them as short-term investments.  In the second quarter 2006, the Company invested in auction rate securities with maturities less than 90 days, and, as such, classified them as cash equivalents at June 30, 2006.

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

Results of Operations

Three months ended June 30, 2006 (Unaudited and Restated) Compared to Three months ended June 30, 2005 (Unaudited)

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

•             Morgan Olson’s gross profit increased by $3.0 million, or 464.3%, to $3.6 million (12.7% of its net sales) compared to $0.6 million (5.7% of its net sales) for the prior period.  The increase in gross profit was due to increased sales and improved labor efficiencies on the higher production volume.

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

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $3.7 million, or 37.0%, to $13.8 million (6.1% of net sales) for the quarter ended June 30, 2006 from $10.1 million (5.7% of net sales) for the quarter ended June 30, 2005.  Excluding State Wide, Federal Coach and Eagle Coach, operating income increased $2.4 million to $12.5 million for the current quarter.

•             Morgan’s operating income increased by $1.2 million, or 15.0%, to $9.2 million (8.0% of its net sales) compared to $8.0 million (7.6% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $2.5 million to $2.2 million (8.0% of net sales) compared to an operating loss of $0.3 million for the prior period.

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

Income taxes.  The effective tax rate was 38.1% and 37.3% of income before income taxes for the three months ended June 30, 2006 and 2005, respectively.  The income tax provisions for the three months ended June 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

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

Six months ended June 30, 2006 (Unaudited and Restated) Compared to Six months ended June 30, 2005 (Unaudited)

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

Cost of sales and gross profit.  Our consolidated cost of sales increased by $62.2 million, or 20.7%, to $362.8 million for the six months ended June 30, 2006 compared to $300.6 million for the six months ended June 30, 2005. Consolidated gross profit increased by $8.6 million, or 21.5%, to $48.7 million (11.8% of net sales) for the six months ended June 30, 2006 compared to $40.1 million (11.8% of net sales) for the six months ended June 30, 2005.

•             Morgan’s gross profit increased by $1.6 million, or 7.4%, to $23.3 million (11.1% of its net sales) compared to $21.7 million (10.8% of its net sales) for the prior period.  The increase in gross profit as a percentage of net sales was due to a reduction in raw material costs relative to sales.  Morgan implemented a 3% price increase in the first quarter of this year.

•             Morgan Olson’s gross profit increased by $1.7 million, or 165.7%, to $2.8 million (6.6% of its net sales) compared to $1.0 million (4.4% of its net sales) for the prior period.  The improvement in profitability was due to the increase in production volume as a result of the UPS fleet order.

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

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $2.2 million, or 13.6%, to $18.2 million (4.4% of net sales) for the six months ended June 30, 2005 from $16.0 million (4.7% of net sales) for the six months ended June 30, 2005.

•             Morgan’s operating income increased by $0.6 million, or 4.8%, to $13.0 million (6.2% of its net sales) compared to $12.4 million (6.2% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $1.0 million to $0.1 million (0.3% of its net sales) compared to an operating loss of $0.9 million for the prior period.

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

Income taxes.  The effective income tax rate was 38.1% and 35.0% of income before income taxes for the six months ended June 30, 2006 and 2005 respectively.  The income tax provisions for the six months ended June 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as a reduction of the valuation allowance of approximately $0.3 million in the first quarter of 2005.

Liquidity and Capital Resources

Working capital at June 30, 2006 was $110.8 million compared to $114.9 million at December 31, 2005. Cash and cash equivalents decreased $19.2 million during the six months ended June 30, 2006 as a result of acquiring two business for approximately $13.8 million and purchases of equipment totaling $7.5 million, which was offset by an increase in cash provided by operating activities.  Average accounts receivable days sales outstanding at June 30, 2006 were approximately 34 compared to 32 at June 30, 2005 and inventory turns at June 30, 2006 were approximately 11 compared to 10 at June 30, 2005.   We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

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

Investing cash flows.  Net cash used in investing activities decreased to $6.0million for the six months ended June 30, 2006 compared to $48.8 million for the six months ended June 30, 2005.

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

Interest Rates

As of June 30, 2006, the Company had $200.0 million of 8.75% Notes outstanding with an estimated fair value of approximately $166.0 million based upon their traded value at June 30, 2006.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $ 9.2 million as of June 30, 2006.

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

The Company restated its results of operations for the quarter and year ended June 30, 2006 due to an error in the accounting for inventory at Morgan Olson.

The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting at Morgan Olson as of June 30, 2006.  The Company believes that these weaknesses have been corrected through the implementation of a new information system and improved procedures.  The Company remains in compliance with the terms of its senior note indenture and revolving credit agreement.

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