Form 10-Q/A
period 2006-09-30
POINDEXTER J B & CO INC
filed 2007-09-05
CIK 918962

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited &
	Restated)
Assets
Current assets
Cash and cash equivalents	$23,255	$40,855
Short-term investments	—	15,266
Accounts receivable, net	72,792	50,156
Inventories, net	72,429	57,207
Deferred income taxes	1,971	1,399
Income tax receivable	—	1,759
Prepaid expenses and other	1,984	2,219
Total current assets	172,431	168,861
Property, plant and equipment, net	60,389	54,333
Goodwill	29,577	24,759
Intangible assets, net	11,981	9,330
Deferred income taxes	1,280	1,073
Other assets	14,253	14,820
Total assets	$289,911	$273,176
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,546	$1,017
Accounts payable	35,435	29,288
Accrued compensation and benefits	8,648	7,976
Accured income taxes	954	—
Accrued interest payable	737	5,201
Other accrued liabilities	12,656	10,480
Total current liabilities	59,976	53,962
Non-current liabilities
Long-term debt, less current portion	205,496	204,365
Employee benefit obligations and other	5,522	5,198
Total non-current liabilities	211,018	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(131)	(10)
Accumulated deficit	(438)	(9,825)
Total stockholder’s equity	18,917	9,651
Total liabilities and stockholder’s equity	$289,911	$273,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in thousands)

	For the Three Months		For The Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)		(Restated)
Net sales	$197,968	$173,927	$609,555	$514,671
Cost of sales	174,104	152,788	536,951	453,409
Gross profit	23,864	21,139	72,604	61,262
Selling, general and administrative expense	16,127	13,208	46,836	37,296
Closed and excess facility costs	—	377	—	377
Other expense (income)	10	—	(175)	—
Operating income	7,727	7,554	25,943	23,589
Interest expense	4,714	4,859	13,748	13,647
Interest income	(470)	(346)	(1,209)	(971)
Income before income taxes	3,483	3,041	13,404	10,913
Income tax provision	242	1,657	4,019	4,409
Net income	$3,241	$1,384	$9,385	$6,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income	$9,385	$6,504
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,946	7,764
Amortization of debt issuance costs	437	455
Closed and excess facility costs	—	377
Provision for excess and obsolete inventory	570	(125)
Provision for doubtful accounts receivable	79	175
Deferred income tax benefit	287	2,230
Operating cash used from discontinued operations	—	(319)
Other	85	179
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(18,370)	(9,227)
Inventories	(11,251)	(3,583)
Prepaid expenses and other	319	(1,483)
Accounts payable	3,951	4,388
Accrued income taxes	1,764	(780)
Accrued interest	(4,464)	(2,917)
Other accrued liabilities	1,344	(4,142)
Net cash used in operating activities	(6,918)	(504)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	186	37
Acquisition of businesses	(13,897)	(12,270)
Purchase of property, plant and equipment	(10,261)	(8,868)
Proceeds from sale of short-term investments	15,266	40,000
Purchase of short-term investments	—	(70,323)
Increase in restricted cash	(503)	—
Net cash used in investing activities	(9,209)	(51,424)
Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	(20)	(28)
Proceeds from long-term debt	—	47,251
Payments of long-term debt	(1,003)	(795)
Exchange offer consent fee and debt issuance costs	—	(1,348)
Net cash (used in) provided by financing activities	(1,023)	45,080
Effect of exchange rate on cash	(450)	(180)
Change in cash and cash equivalents	(17,600)	(7,028)
Cash and cash equivalents at beginning of period	40,855	19,432
Cash and cash equivalents at end of period	$23,255	$12,404

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

	Three Months Ended				Year Ended
	March 31,	June 30,	September	December	December
	2006	2006	31, 2006	31, 2006	31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Income
Reported	$5,234	$13,876	$9,251	$1,523	$29,884
Error	(857)	(37)	(1,524)	1,292	(1,126)
Restated	$4,377	$13,839	$7,727	$2,815	$28,758

Income (Loss) Before Income Taxes
Reported	$765	$10,050	$5,007	$(3,101)	$12,721
Error	(857)	(37)	(1,524)	1,292	(1,126)
Restated	$(92)	$10,013	$3,483	$(1,809)	$11,595

Net Income (Loss)
Reported	$461	$6,220	$4,155	$(1,936)	$8,900
Error	(515)	(22)	(914)	776	(675)
Restated	$(54)	$6,198	$3,241	$(1,160)	$8,225

(4) Segment Data

The following is a summary of the business segment data:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
(dollars in thousands)	(Restated)		(Restated)
Net Sales
Morgan	$86,449	$81,678	$296,989	$282,225
Morgan Olson	31,850	21,675	73,710	45,631
Truck Accessories	39,715	42,832	122,437	119,058
Specialty Manufacturing	39,871	27,815	116,234	67,950
Eliminations	83	(73)	185	(193)
Net Sales	$197,968	$173,927	$609,555	$514,671
Operating Income (loss)
Morgan	$5,182	$5,267	$18,193	$17,704
Morgan Olson	894	80	1,022	(799)
Truck Accessories	1,668	3,164	5,797	8,171
Specialty Manufacturing	2,738	453	7,663	2,167
JBPCO (Corporate)	(2,755)	(1,410)	(6,732)	(3,654)
Operating Income	$7,727	$7,554	$25,943	$23,589

	September	December
	30, 2006	31, 2005
	(Restated)
Total Assets as of:
Morgan	$89,178	$83,620
Morgan Olson	31,833	24,430
Truck Accessories	71,899	62,186
Specialty Manufacturing	76,069	56,113
JBPCO (Corporate)	20,932	46,827
	$289,911	$273,176

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

(5) Comprehensive Income

The components of comprehensive income were as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
(dollars in thousands)	(Restated)		(Restated)
Net income	$3,241	$1,384	$9,385	$6,504
Unrealized gain (loss) on short-term investments	—	64	(89)	59
Foreign currency translation gain(loss)	4	31	(32)	(85)
Comprehensive income	$3,245	$1,479	$9,264	$6,478

(5) Acquisitions

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
$12,270

The combined results of operations of the Company for the three and nine months ended September 30, 2006 and 2005, including State Wide, Eagle Coach and Federal Coach for the periods prior to their acquisition, on a pro forma basis, would have been as follows:

	For the three months ended		For the nine months ended
Pro Forma as of September 30	2006	2005	2006	2005
(dollars in thousands)	(Restated)	(Restated)
Net sales	$197,968	$181,416	$615,037	$561,555
Operating income	$8,260	$7,687	$26,536	$25,833
Income before income taxes	$4,548	$3,173	$14,529	$13,157

(6) Inventories

Consolidated inventories, net, consisted of the following:

	September 30,	December 31,
	2006	2005
(dollars in thousands)	(Restated)
Raw Materials	$44,316	$36,172
Work in Process	21,232	13,879
Finished Goods	6,881	7,156
Total Inventories	$72,429	$57,207

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

(8) Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2006 and 2005 was as follows:

(dollars in thousands)	2006	2005
Cash paid for interest	$18,212	$16,564
Cash paid for income taxes	2,107	2,667
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	2,864	713

(9) Income Taxes

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

(10) Contingencies

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

Results of Operations

Three months ended September 30, 2006 (Unaudited and Restated) Compared to Three months ended September 30, 2005 (Unaudited)

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

Cost of sales and gross profit.  Our consolidated cost of sales increased $21.3 million, or 14.0%, to $174.1 million for the quarter ended September 30, 2006 compared to $152.8 million for the quarter ended September 30, 2005. Consolidated gross profit increased by $2.7 million, or 12.9%, to $23.8 million (12.1% of net sales) for the quarter compared to $21.1 million (12.2% of net sales) last year.

•             Morgan’s gross profit increased $0.1 million, or 1.1% on a 5.8% increase in sales, to $10.1 million (11.7% of its net sales) compared to $10.0 million (12.3% of its net sales) for the prior period.  The decline in the gross profit margin was due to increased material costs, primarily steel and aluminum, which was offset, in part, by lower overhead spending.

•             Morgan Olson’s gross profit increased $1.2 million, or 100.6% on a 46.9% increase in sales to $2.4 million (7.4 % of its net sales) compared to $1.2 million (5.4% of its net sales) for the prior period.  The increase in gross profit margin was primarily due to improved labor efficiencies resulting from the higher production volume and improved manufacturing processes.

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

Operating Income.  Due to the effect of the factors summarized above, consolidated operating income increased by $0.1 million, or 2.3%, to $7.7 million (3.9% of net sales) for the quarter ended September 30, 2006 from $7.6 million (4.3% of net sales) for the quarter ended September 30, 2005.  Excluding State Wide, Federal Coach, and Eagle Coach, operating income decreased $1.3 million or 16.9% to $6.4 million (3.23% of net sales) for the current quarter.

•             Morgan’s operating income decreased by $0.1 million, or 1.6%, to $5.2 million (6.0% of its net sales) compared to $5.3 million (6.4% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $0.8 million to $0.9 million (2.8% of its net sales) compared to $0.1 million (0.4% of its net sales) for the prior period due to increased gross margins on higher sales.

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

Income taxes. The effective tax rate was 6.9% and 54.5% of income before income taxes for the three months ended September 30, 2006 and 2005, respectively.  The income tax provisions for the three months ended September 30, 2006   and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, the reversal  of $0.5 million of valuation allowances against state net operating losses and due to a $0.6 million increase in the deduction of state income taxes for federal income tax purposes.

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

Nine months ended September 30, 2006 (Unaudited and Restated) Compared to Nine months ended September 30, 2005 (Unaudited)

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

Cost of sales and gross profit.  Our consolidated cost of sales increased $83.6 million, or 18.4%, to $537.0 million compared to $453.4 million for the prior period. Consolidated gross profit increased $11.3 million, or 18.5%, to $72.6 million (11.9% of net sales) compared to $61.3 million (11.9% of net sales) for the prior period.

•             Morgan’s gross profit increased by $1.7 million, or 5.3%, to $33.4 million (11.3% of its net sales) compared to $31.7 million (11.2% of its net sales) for the prior period as a result of higher sales.

•             Morgan Olson’s gross profit increased by $2.9 million, or 131.3%, to $5.1 million (6.9% of its net sales) compared to $2.2 million (4.8% of its net sales) for the prior period.  The increase in gross profit was due to increased sales, improved labor efficiencies and lower overhead expenses as a result of increased absorption of fixed cost as a result of higher production volumes.

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

Operating income.  Due to the effect of the factors described above, consolidated operating income increased by $2.3 million, or 10.0%, to $25.9 million (4.3% of net sales) for the nine months ended September 30, 2006 from $23.6 million (4.6% of net sales) for the nine months ended September 30, 2005.

•             Morgan’s operating income increased by $0.5 million, or 2.8%, to $18.2 million (6.1% of its net sales) compared to $17.7 million (6.3% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased by $1.8 million to $1.0 million (1.4% of its net sales) compared to a operating loss of $0.8 million for the prior period.

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

Income taxes. The effective income tax rate was 30.0% and 40.4% of income before income taxes for the nine months ended September 30, 2006 and 2005 respectively.  The income tax provisions for the nine months September 30, 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, the reversal of $0.5 million of valuation allowance against state net operating losses, a $0.6 million increase in the deduction of state income taxes for federal income tax purposes, and a reduction of the valuation allowance of approximately $0.3 million in the first quarter of 2005.

Liquidity and Capital Resources

Working capital at September 30, 2006 was $112.5 million compared to $114.9 million at December 31, 2005. Cash and  cash equivalents, along with short term investments, decreased $32.9 million during the nine months ended September 30, 2006 as a result of acquiring two business for approximately $13.8 million and purchases of equipment totaling $10.3 million along with an increase in cash used in operating activities of $7.4 million.  Average accounts receivable days sales outstanding at September 30, 2006 were approximately 34 compared to 33 at September 30, 2005 and inventory turns were 10 at September 30, 2006 and 2005.   We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

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

The Company restated its results of operations for the quarter and year ended September 31, 2006 due to an error in the accounting for inventory at Morgan Olson.

The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting at Morgan Olson as of September 31, 2006.  The Company believes that these weaknesses have been corrected through the implementation of a new information system and improved procedures.  The Company remains in compliance with the terms of its senior note indenture and revolving credit agreement.

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