Form 10-K/A
period 2006-12-31
POINDEXTER J B & CO INC
filed 2007-09-05
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

Documents incorporated by reference. None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I

Item 1.                              Business

Overview

J.B. Poindexter & Co., Inc and subsidiaries are filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2006, to amend and restate consolidated financial statements and other financial information for 2006 and for each quarter therein.  In addition, we are filing amendments to our Quarterly Reports on Form 10-Q for each of the periods ended September 30, June 30 and March 31, 2006, to amend and restate condensed consolidated financial statements for the first three quarters of 2006.  The restatement adjusts our accounting for inventory as a result of errors in the inventory reconciliation process.  As of December 31, 2006, we wrote down inventory by $1.1 million, which reduced our operating income from $29.9 million to $28.8 million for the year then ended.  Correspondingly, net income was reduced from $8.9 million to $8.2 million.  The analysis of this adjustment by quarter is included in Note 3 to the consolidated financial statements.

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

Competition.  The truck body manufacturing industry is highly competitive. Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation, and Utilimaster Corporation, some of which may be larger and have more resources than Morgan. There are a large number of smaller manufacturers that are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price. We believe customers value Morgan’s high-quality products, competitive pricing and delivery times.

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

Specialty Vehicle Group engineers its product to its own specifications as well as those of chassis manufacturers in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a truck chassis or a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and modifies it to its specifications.  Bus bodies are built on cutaway chassis and funeral coaches and limousines are manufactured from a modified sedan by removing part of the interior contents, lengthening the body and building the required vehicle.  The production process typically takes between four and six weeks.  Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products (paints, plastics, sealants and lubricants) and participates in the paint supply contract negotiated by Truck Accessories.

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

Additionally, we restated the financial statements as of December 31, 2006 and for the year then ended due to an error in the accounting for inventory.  The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting of inventory as of December 31, 2006.

While we believe that these weaknesses have been corrected through the implementation of a new information system and improved procedures, and while we believe that our accounting systems in the future will provide accurate results, there can be no assurance based on the occurrence of this matter, that additional matters will not arise which could cause restatements in the future.

Item 1B.                   Unresolved Staff Comments

None.

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

The following selected consolidated financial data as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, have been derived from our consolidated audited financial statements included elsewhere in this Form 10-K/A.  The selected consolidated financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our consolidated audited financial statements not included or incorporated by reference in this Form 10-K/A.

The 2006 consolidated financial statements have been restated as described on page 2.  The restatement increased cost of sales by $1.1 million and related effects.

	Year ended December 31,
(Dollars in millions)	2002	2003		2004		2005		2006
								(Restated)
Operating data:
Net sales	$320.5	$435.5		$584.9		$668.1		$795.3
Cost of sales	277.9	373.8		513.4		593.1		701.0
Selling, general and administrative expense	37.4	36.9		40.6		50.0		63.0
Refinancing costs	—	0.8		—		—		—
Loss (gain) on extinguishment of debt	—	(0.4)		2.4		—		—
Closed and excess facility costs	0.3	—		—		0.4		2.7
Other expense (income)	(0.9)	—		(0.4)		0.1		(0.2)
Operating income	5.8	24.4		28.9		24.5		28.8
Interest expense	12.4	12.4		14.5		18.5		18.9
Interest income	—	—		(0.1)		(1.7)		(1.7)
Income tax provision (benefit)	(1.1)	2.7		4.1		2.6		3.4
Income (loss) before discontinued operations	(5.5)	9.3		10.4		5.1		8.2
Loss from discontinued operations	(6.6)	(0.2)		(0.5)		—		—
Net income (loss)	$(12.1)	$9.1		$9.9		$5.1		$8.2
Ratio of earnings to fixed charges(a)	— (b)	1.8	x	1.9	x	1.4	x	1.5	x

Other Data:
EBITDA(c)	$15.2	$36.6		$46.4		$37.9		$44.6
Consolidated Coverage Ratio(d)	1.3	3.0		3.2		2.1		2.4

Balance sheet data (at period end):
Working capital	$6.6	$14.9		$75.8		$114.9		$112.3
Total assets	114.0	146.9		217.5		273.2		292.4
Total debt	103.0	107.8		158.4		205.4		207.6
Stockholder’s equity (capital deficiency)	$(18.0)	$(5.4)		$4.6		$9.7		$18.3

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

	Year ended December 31,
(Dollars in millions)	2002	2003	2004	2005	2006
					(Restated)
Income (loss) before discontinued operations	$(5.5)	$9.3	$10.4	$5.1	$8.2
Income tax provision (benefit)	(1.1)	2.7	4.1	2.6	3.4
Interest expense	12.4	12.4	14.5	18.5	18.9
Depreciation and amortization	9.1	9.2	9.5	10.4	12.8
Non-cash charges (income)	0.3	(0.4)	2.4	0.4	1.1
Pro forma effect of acquisitions	—	3.4	5.5	0.9	0.2
	$15.2	$36.6	$46.4	$37.9	$44.6

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

See page 2 and page 18 regarding restatement.

	Year ended December 31,
(Dollars in millions)	2004	2005	2006
			(Restated)
Net Sales
Morgan	$315.5	$358.2	$379.4
Morgan Olson	71.0	60.8	100.4
Truck Accessories	135.4	153.7	159.3
Specialty Manufacturing	64.3	95.7	155.9
Eliminations	(1.3)	(0.3)	0.4
Consolidated	$584.9	$668.1	$795.4
Operating Income (Loss)
Morgan	$19.6	$20.7	$21.6
Morgan Olson	1.9	(1.9)	2.8
Truck Accessories	10.5	8.3	3.5
Specialty Manufacturing	2.8	2.5	9.8
JBPCO (Corporate)	(5.9)	(5.1)	(8.9)
Consolidated	$28.9	$24.5	$28.8
Operating Margin Percentage
Morgan	6.2%	5.8%	5.7%
Morgan Olson	2.7%	(3.1)%	2.8%
Truck Accessories	7.8%	5.4%	2.2%
Specialty Manufacturing	4.4%	2.6%	6.2%
Consolidated	4.9%	3.7%	3.8%

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

Comparison of 2006 (restated) to 2005

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

Cost of sales and gross profit.  Our consolidated cost of sales increased by $108.0 million, or 18.2%, to $701.1 million for 2006 compared to $593.1 million for 2005. Consolidated gross profit increased by $19.3 million, or 25.7%, to $94.3 million (11.9% of net sales) for 2006 compared to $75.0 million (11.2% of net sales) for 2005.  Material, labor and overhead costs made up 53.9%, 14.9% and 19.4%, respectively, of cost of sales during 2006 and 52.9%, 15.2% and 20.7%, respectively, during 2005.

•             Morgan’s gross profit increased by $2.6 million, or 6.6%, to $42.2 million (11.1% of its net sales) for 2006 compared to $39.6 million (11.1% of its net sales) for 2005.

•             Morgan Olson’s gross profit increased by $6.6 million, or 300.0%, to $8.8 million (8.7% of its net sales) for 2006 compared to $2.2 million (3.7% of its net sales) for 2005.  The increase in gross profit was due to improved labor efficiencies and overhead absorption on higher production volumes.

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

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $4.3 million, or 17.6%, to $28.8 million (3.6% of net sales) for 2006 from $24.5 million (3.7% of net sales) for 2005.

•             Morgan’s operating income increased by $0.9 million, or 3.9%, to $21.6 million (5.7% of its net sales) for 2006 compared to $20.7 million (5.8% of its net sales) for 2005.

•             Morgan Olson’s operating income increased by $4.7 million to $2.8 million for 2006 (2.8% of its net sales) from a $1.9 million operating loss (3.2% of its net sales) for 2005.

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

Income taxes. The effective income tax rate was 29.0% and 34.0% of income before income taxes for 2006 and 2005, respectively.  The income tax provisions for 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.7 million increase in the state net operating loss carryforwards and a $1.0 million reduction in the valuation allowance that reduced the income tax provision in 2006 and 2005, respectively, and other various items.

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

Liquidity and capital resources

Historically, we have funded our operations with cash available from the proceeds of our 8.75% Notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2006 was $112.3 million compared to $114.9 million at December 31, 2005.  Our cash, cash equivalents and short-term investments decreased by $26.8 million this year compared to last year due primarily to cash paid for acquisitions during 2006 of $13.9 million and a reduction in cash provided by operating activities caused by increases in accounts receivable and inventories.  Excluding cash and short-term investments, working capital increased $24.2 million primarily as a result of an increase in accounts receivable of $17.1 million and inventories of $18.9 million.  Average accounts receivable days sales outstanding at December 31, 2006 were approximately 31 compared to 27 at December 31, 2005, and inventory turns during the year were approximately 9.2 compared to 10.4 during 2005.  Inventory turns declined somewhat due to the inclusion in inventory of vehicle chassis at Morgan and Specialty Vehicle Group (vehicle chassis remain in inventory for extended periods of time and amounted to $10.9 million and $6.9 million at December 31, 2006 and 2005, respectively).  Excluding vehicle chassis, inventory turns were 10.7 for 2006 and 11.8 for 2005.

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

The Company has elected to apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006.  As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of $0.4 million, net of tax of $0.2 million, as of January 1, 2006.  This adjustment resulted from the Company overstating liabilities for certain compensation agreements, which was deemed immaterial to the financial statements in each respective period.  This misstatement, decreasing net income in the year reported, originated as follows: 2005 – $0.1 million; 2004 – $0.1 million; and prior to 2004 – $0.2 million.

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

Item 8.                                                              Financial Statements and Supplementary Data

J.B. Poindexter & Co., Inc.

Report of Independent Registered Public Accounting Firm as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004
Financial Statements:
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

As disclosed in Note 3 to the consolidated financial statements, the Company restated its 2006 consolidated financial statements.

/s/ CROWE CHIZEK AND COMPANY LLC

South Bend, Indiana
March 23, 2007, except for Note 3, for which the date is August 9, 2007

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2006	2005
	(Restated)
Assets
Current assets
Cash and cash equivalents	$29,304	$40,855
Short-term investments	—	15,266
Accounts receivable, net	67,227	50,156
Inventories, net	74,954	57,207
Deferred income taxes	1,771	1,399
Income tax receivable	—	1,759
Prepaid expenses and other	1,735	2,219
Total current assets	174,991	168,861
Property, plant and equipment, net	60,615	54,333
Goodwill	29,814	24,759
Intangible assets, net	11,414	9,330
Deferred income taxes	1,135	1,073
Other assets	14,414	14,820
Total assets	$292,383	$273,176
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,934	$1,017
Accounts payable	32,790	29,288
Accrued compensation and benefits	11,142	7,976
Accrued income taxes	23	—
Other accrued liabilities	16,835	15,681
Total current liabilities	62,724	53,962
Noncurrent liabilities
Long-term debt, less current portion	205,679	204,365
Employee benefit obligations and other	5,646	5,198
Total noncurrent liabilities	211,325	209,563
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	76	(10)
Accumulated deficit	(1,228)	(9,825)
Total stockholder’s equity	18,334	9,651
Total liabilities and stockholder’s equity	$292,383	$273,176

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands)

	Years ended December 31,
	2006	2005	2004
	(Restated)
Net sales	$795,379	$668,118	$584,921
Cost of sales	701,111	593,120	513,472
Gross profit	94,268	74,998	71,449
Selling, general and administrative expense	63,034	49,965	40,601
Closed and excess facility costs	2,678	377	—
Other expense (income)	(202)	127	(438)
Loss on extinguishment of debt	—	—	2,394
Operating income	28,758	24,529	28,892
Interest expense	18,929	18,452	14,508
Interest income	(1,766)	(1,617)	(151)
Income from continuing operations before income taxes and discontinued operations	11,595	7,694	14,535
Income tax provision	3,370	2,582	4,134
Income before discontinued operations	8,225	5,112	10,401
Loss from discontinued operations, net of applicable taxes	—	—	(527)
Net income	$8,225	$5,112	$9,874

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (CAPITAL DEFICIENCY)

(Dollars in Thousands)

For the years ended December 31, 2006, 2005 and 2004	Shares of common stock	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
January 1, 2004	3,059	$19,486	$(24,811)	$(82)	$(5,407)
Net income	—	—	9,874	—	9,874
Translation adjustment	—	—	—	155	155
Comprehensive income					10,029
December 31, 2004	3,059	19,486	(14,937)	73	4,622
Net income	—	—	5,112	—	5,112
Translation adjustment	—	—	—	(172)	(172)
Unrealized gain on investments	—	—	—	89	89
Comprehensive income					5,029
December 31, 2005	3,059	19,486	(9,825)	(10)	9,651
Cumulative effect adjustment,adoption of SAB No. 108, net of tax	—	—	372	—	372
Net income (Restated)	—	—	8,225	—	8,225
Translation adjustment	—	—	—	86	86
Comprehensive income					8,311
December 31, 2006 (Restated)	3,059	$19,486	$(1,228)	$76	$18,334

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2006	2005	2004
	(Restated)
Cash flows from operating activities:
Net income	$8,225	$5,112	$9,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,017	10,360	9,527
Amortization of debt issuance costs	761	598	592
Loss on disposal of discontinued operations	—	—	175
Closed and excess facility costs	1,161	377	—
Loss on extinguishment of debt	—	—	2,394
Provision for excess and obsolete inventory	1,397	563	382
Provision for doubtful accounts receivable	333	195	470
Loss (gain) on sale of property, plant and equipment	(7)	223	1
Deferred income tax provision (benefit)	(434)	834	2,123
Operating cash flows from discontinued operations	—	(319)	(48)
Other	393	(63)	232
Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	(13,092)	2,437	(7,240)
Inventories	(14,655)	(1,045)	(10,903)
Prepaid expenses and other	(103)	(1,647)	263
Accounts payable	1,412	910	(1,936)
Accrued income taxes	1,784	(2,481)	152
Other accrued liabilities	3,847	(1,410)	5,712
Net cash provided by operating activities	3,039	14,644	11,770
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,897)	(12,270)	(17,906)
Proceeds from disposition of business, property, plant and equipment	214	58	294
Purchase of property, plant and equipment	(13,874)	(15,501)	(9,428)
Purchases of short-term investments	—	(53,728)	(30,600)
Proceeds from sale of short-term investments	15,266	43,462	25,600
Issuance of insurance collateral deposits	(659)	—	(5,520)
Net investing activities of discontinued operations	—	—	1,343
Net cash used in investing activities	(12,950)	(37,979)	(36,217)
Cash flows from financing activities:
Net payments of revolving lines of credit and short-term debt	—	—	(19,718)
Proceeds from long-term debt	—	47,251	155,000
Payments of long-term debt and capital leases	(1,583)	(1,047)	(87,636)
Debt issuance costs	—	(1,197)	(5,160)
Change in restricted cash	—	—	1,351
Net cash provided by (used in) financing activities	(1,583)	45,007	43,837
Effect of exchange rate on cash	(57)	(249)	42
Change in cash and cash equivalents	(11,551)	21,423	19,432
Cash and cash equivalents, beginning of year	40,855	19,432	—
Cash and cash equivalents, end of year	$29,304	$40,855	$19,432

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

The Company has acquired five businesses during the three years ended December 31, 2006 (see Note 5).

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

Truck Accessories Group, LLC (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories includes Leer, Century, Raider Industries Inc. (“Raider”), Pace Edwards and State Wide, which was acquired on March 17, 2006 (see Note 5). Effective May 28, 2004, the Company sold principally all the assets of Midwest Truck Aftermarket (“MTA”), the distribution business of Truck Accessories, and, accordingly, it was presented as a discontinued operation.  The loss from discontinued operations totaled $527 for the year ended December 31, 2004, which included $300, less an income tax benefit of $125, of loss on disposal.  The principal raw materials used by Truck Accessories include resin, fiberglass, paint, and manufactured locks and windows.

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC Group”), and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”), which was acquired effective January 3, 2006 (see Note 5).  The Specialty Vehicle Group manufactures funeral coaches, limousines and specialty buses.  MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries and other general industries. EFP molds, fabricates and markets expandable foam products which are used as packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators. The principal raw materials used by Specialty Manufacturing are expandable polystyrene, polypropylene, polyethylene, resins, ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.

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

Evaluation of Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  As indicated in Note 7, the Company recorded impairment charges in 2006 and 2005.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables, and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (see Note 11), approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

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

The Company has elected to apply the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006.  As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of $372, net of tax of $159, as of January 1, 2006.  This adjustment resulted from the Company overstating liabilities for certain compensation agreements, which was deemed immaterial to the financial statements in each respective period.  This misstatement, decreasing net income in the year reported, originated as follows: 2005 – $81; 2004 – $81; and, prior to 2004– $210.

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

Additionally, inventory at December 31, 2006 was reduced by $1,126.

4.                      Segment Data

The Company operates and manages its subsidiaries within the separate business segments described in Note 1.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

	2006	2005	2004
	(Restated)
Net Sales
Morgan	$379,434	$358,216	$315,454
Morgan Olson	100,361	60,793	70,995
Truck Accessories	159,310	153,726	135,385
Specialty Manufacturing	155,856	95,658	64,347
Eliminations	418	(275)	(1,260)
Net Sales	$795,379	$668,118	$584,921
Operating Income
Morgan	$21,576	$20,771	$19,605
Morgan Olson	2,778	(1,942)	1,939
Truck Accessories	3,524	8,327	10,480
Specialty Manufacturing	9,759	2,470	2,770
JBPCO (Corporate)	(8,879)	(5,097)	(5,902)
Operating Income	$28,758	$24,529	$28,892
Depreciation and Amortization Expense
Morgan	$2,241	$2,661	$2,773
Morgan Olson	958	901	809
Truck Accessories	4,233	3,701	3,275
Specialty Manufacturing	4,547	3,066	2,653
JBPCO (Corporate)	38	31	17
Depreciation and Amortization Expense	$12,017	$10,360	$9,527

Total Assets as of December 31,	(Restated)
Morgan	$93,295	$83,620
Morgan Olson	28,333	24,430
Truck Accessories	67,435	62,186
Specialty Manufacturing	82,872	56,113
JBPCO (Corporate)	20,448	46,827
Identifiable Assets	$292,383	$273,176

	2006	2005	2004
Capital Expenditures
Morgan	$1,764	$2,953	$4,222
Morgan Olson	328	599	633
Truck Accessories	3,569	4,457	3,376
Specialty Manufacturing	4,485	6,740	1,192
JBPCO (Corporate)	3,728	752	5
Capital Expenditures	$13,874	$15,501	$9,428

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

5.                      Acquisitions

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
$6,457

The combined results of operations of the Company for the years ended December 31, 2006, 2005 and 2004 including Pace Edwards, Commercial Babcock, Federal Coach, Eagle Coach and State Wide for the periods prior to their acquisition on an unaudited pro forma basis would be as follows:

	2006	2005	2004
Net sales	$800,861	$722,150	$687,457
Operating income	28,818	26,853	36,434
Income before discontinued operations	7,776	6,657	15,878

6.                      Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2006	2005
	(Restated)
Raw materials	$46,217	$36,172
Work in process	21,563	13,879
Finished goods	7,174	7,156
Total inventories	$74,954	$57,207

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

7.                      Property, Plant and Equipment

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

8.                      Goodwill, Intangibles and Other Assets

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

Effective November 5, 2004, the Company acquired substantially all of the assets of Pace Edwards, a manufacturing company in the pickup cap and tonneau business (see Note 5) that was combined with the Truck Accessories segment.  Goodwill of $971 and acquired intangibles estimated to be approximately $3,472 was recorded at the time of purchase.

Effective December 15, 2004, the Company acquired all of the outstanding stock of Commercial Babcock, a manufacturer and marketer of truck bodies in the eastern Canadian market and combined it with the Morgan segment (see Note 5).  Goodwill of approximately $5,422 and acquired intangibles estimated to be approximately $2,686 was recorded at the time of purchase.

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

Intangible assets (all acquired in connection with the acquisitions described in Note 5) and the related accumulated amortization as of December 31, 2006 and 2005 were:

		Cost
December 31, 2006:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	20	$1,588	$2,575	$2,060	$6,223	$546
Non-compete agreements	5	188	—	110	298	103
Supplier relationship	10	—	—	3,200	3,200	442
Patents	2	—	300	—	300	300
		1,776	2,875	5,370	10,021	1,391
Unamortizable intangible assets:
Trade names	—	988	616	1,180	2,784	—
Balance, December 31, 2006		$2,764	$3,491	$6,550	$12,805	$1,391

		Cost
December 31, 2005:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	20	$1,588	$2,575	$1,100	$5,263	$233
Non-compete agreements	5	188	—	50	238	45
Supplier relationship	10	—	—	1,700	1,700	122
Patents	2	—	300	—	300	175
		1,776	2,875	2,850	7,501	575
Unamortizable intangible assets:
Trade names	—	988	616	800	2,404	—
Balance, December 31, 2005		$2,764	$3,491	$3,650	$9,905	$575

The amortization of intangible assets was $816, $523 and $422 for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the subsequent five years ending December 31 is as follows: 2007 –$699, 2008–$699, 2009–$686, 2010–$651 and 2011–$647.

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

9.                      Floor Plan Notes Payable

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

10.               Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Note offering discussed in Note 11, the Company entered into a secured revolving credit agreement (the “Revolving Credit Facility”) that expires March 15, 2008.  The Revolving Credit Facility currently provides for borrowings by the Company of up to $30,000, which may be increased to $50,000 at the Company’s option. The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $30,000 or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the Subsidiaries and 2) up to $20,000 secured by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20,000.  The Company is entitled to include initially in the borrowing base up to an additional $20,000 of fixed assets, as defined.  The availability of funds secured by the fixed assets will amortize to zero over 60 months for that portion secured by machinery and equipment and 120 months for real estate or the remaining term of the Revolving Credit Facility, whichever is shorter.  The Revolving Credit Facility includes a sub-facility for up to $15,000 of letters of credit.

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 5.3% at December 31, 2006) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or its prime rate, which was 8.25% at December 31, 2006).  Interest is payable monthly including a fee of 0.375% on the portion of the maximum amount of borrowings of the $50,000 total commitment, including the option to increase the commitment, that remain unused during the period.  The Subsidiaries are also guarantors of the 8.75% Notes defined in Note 11.

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

As of December 31, 2006 and 2005, the Company had no borrowings outstanding and $2,322 in standby letters of credit (see Note 17) and had unused gross borrowing availability, based on eligible accounts receivable and inventory, in excess of the $30,000 borrowing limit under the Revolving Credit Facility.

11.               Long-term Debt and 8.75% Note Offering

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

The 8.75% Notes are subordinated to borrowings under the Revolving Credit Facility (see Note 10) and other secured indebtedness to the extent of the assets securing the debt.  Also, the Company’s obligations under the 8.75% Notes are guaranteed by each wholly owned subsidiary of the Company (the “Subsidiary Guarantors”).  Each guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee.  The Subsidiary Guarantors are also borrowers under the Revolving Credit Facility (see Note 9).

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

12.               Operating Leases

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

13.               Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Cash paid for interest	$18,070	$16,517	$12,069
Cash paid for income taxes	2,022	4,228	942
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	4,051	970	2,950

14.               Income Taxes

The income tax provision from continuing operations consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
	(Restated)
Current:
Federal	$2,995	$1,819	$176
State	809	362	1,441
Foreign	—	(433)	394
	3,804	1,748	2,011
Deferred:
Federal	3,174	1,784	1,972
State	(1,739)	(950)	151
Foreign	(1,869)	—	—
	(434)	834	2,123
Income tax provision	$3,370	$2,582	$4,134

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
	(Restated)
Tax provision at federal statutory income tax rate	$4,058	35%	$2,616	34%	$4,960	34%
Valuation allowance	—	—	(1,000)	(13)	(511)	(4)
Increase in state net operating loss carryforwards	(700)	(6)	—	—	—	—
Non-deductible expenses	336	3	81	1	(47)	(1)
State income taxes, net of federal income tax benefit	396	3	239	3	951	7
Foreign income and withholding taxes, net of federal benefit	(167)	(1)	106	2	260	2
Other	(553)	(5)	540	7	(1,479)	(10)
Provision for income taxes and effective tax rates	$3,370	29%	$2,582	34%	$4,134	28%

The domestic and foreign components of income (loss) from continuing operations before income taxes and discontinued operations were:

	2006	2005	2004
	(Restated)
Domestic	$17,061	$8,934	$13,512
Foreign	(5,466)	(1,240)	1,023
Total	$11,595	$7,694	$14,535

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2006 and 2005 were:

	2006	2005
Current deferred tax asset:
Allowance for doubtful accounts	$346	$329
Employee benefit accruals and reserves	1,191	951
Other	234	119

Total current deferred tax asset	1,771	1,399

Long-term deferred tax asset:
Tax credit and state operating loss carryforwards	7,858	7,810
Warranty liabilities	1,384	1,455
Other	2,436	2,271
Valuation allowance	(3,754)	(3,754)

Total long-term deferred tax asset	7,924	7,782

	2006	2005
Long-term deferred tax liabilities:
Depreciation and amortization	(5,655)	(5,575)
Intangible assets	(1,134)	(1,134)

Total long-term deferred tax liability	(6,789)	(6,709)
Net long-term deferred tax asset	1,135	1,073
Net deferred tax asset	$2,906	$2,472

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

15.               Common Stock

As of December 31, 2006 and 2005, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

16.               Employee Benefit Plans

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

17.               Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,322 in standby letters of credit outstanding at December 31, 2006 and 2005, primarily securing the Company’s insurance programs.  During 2004, the Company deposited $5,520 into a trust account in favor of its insurance carrier (see Note 8).  The funds held in trust were increased to $6,179 during 2006 and will be held in trust to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

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

18.               Related Party Transactions

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

19.               Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13 week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$185,541	$226,046	$197,968	$185,824
Cost of sales	166,205	196,642	174,104	164,160
Gross profit	19,336	29,404	23,864	21,664
Selling, general and administrative expense	15,140	15,569	16,127	16,198
Closed and excess facility costs	—	—	—	2,678
Other expense (income)	(181)	(4)	10	(27)
Operating income	4,377	13,839	7,727	2,815
Interest expense, net	4,469	3,826	4,244	4,624
Income tax provision (benefit)	(38)	3,815	242	(649)
Net income (loss)	$(54)	$6,198	$3,241	$(1,160)
Depreciation and amortization	$2,773	$2,988	$3,185	$3,071
Amortization of debt issuance costs	$128	$180	$129	$324

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$162,465	$178,279	$173,927	$153,447
Cost of sales	144,986	155,635	152,788	139,711
Gross profit	17,479	22,644	21,139	13,736
Selling, general and administrative expense	11,595	12,341	13,176	12,853
Other expense (income)	(49)	201	409	(57)
Operating income	5,933	10,102	7,554	940
Interest expense, net	4,232	3,931	4,513	4,159
Income tax provision (benefit)	488	2,304	1,657	(1,827)
Net income (loss)	$1,253	$3,867	$1,384	$(1,392)
Depreciation and amortization	$2,732	$2,535	$2,497	$2,596
Amortization of debt issuance costs	$138	$184	$133	$143

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

The Company restated its results of operations for the year ended December 31, 2006 due to an error in the accounting for inventory at Morgan Olson.

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

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to its executive officers. Management does not believe that a code of ethics is a substitute for an obligation to always act in an honest and ethical fashion.  The code of ethics is included as an Exhibit to this Form 10-K/A.

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

COMMITTEE REPORT

The Committee of the Company has reviewed this Compensation Discussion and Analysis and, based on such review, the Committee recommended to the Board that this Compensation Discussion and Analysis be include in this 10-K/A.

The Committee

John Poindexter – Chairman, President & CEO

Stephen Magee – Member, Board of Directors

Larry Wolfe – Vice President of Administration

Robert Whatley – Vice President Finance & Treasurer

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

Summary Compensation Table

Name and principal position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John B. Poindexter(a) Principal Executive Officer	2006	$296,508	—	$352,200	$648,708

Robert Whatley(b) Principal Financial Officer	2006	$201,500	$63,362	6,100	$270,962

Norbert Markert(c) President, Morgan	2006	$326,848	$136,975	7,500	$471,323

Nelson Byman(d) President, Specialty Manufacturing	2006	$229,901	$155,535	7,500	$392,936

Patrick Warmington(e) President, Morgan Olson	2006	$202,885	$167,153	7,500	$377,538

Stormy T.W. Hicks(f) President and Chief Operating Officer through October 2006	2006	$326,848	—	$189,080	$515,928

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

Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 10-K/A

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

10.12 (9)

Limited Consent, Joinder and Fourth Omnibus Amendment dated October 10, 2006, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

12*	Computation of Ratio of Earnings to Fixed Charges.

14(9)	Code of Ethics

21(9)	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

#      Management contracts or compensatory plans.

*      Filed herewith.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994

(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.

(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.

(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.

(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.

(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.

(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.

(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.

(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: September 5, 2007	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 5, 2007	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 5, 2007	By	/s/ Stephen P. Magee
Stephen P. Magee, Director

Date: September 5, 2007	By	/s/ William J. Bowen
William J. Bowen, Director

Date: September 5, 2007	By	/s/ Robert S. Whatley
Robert S. Whatley, Vice President Finance,
Secretary and Treasurer
(Principal Financial and Accounting Officer)