Form 10-Q/A
period 2007-03-31
POINDEXTER J B & CO INC
filed 2007-09-05
CIK 918962

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

J.B. Poindexter & Co., Inc and subsidiaries are filing an amendment to our Quarterly Reports on Form 10-Q for the period ended March 31, 2007 to amend and restate condensed consolidated financial statements.  The restatement adjusts our accounting for inventory as a result of errors in the inventory reconciliation process.  As of March 31, 2007, we wrote down inventory by $382, which reduced our operating income from $8,368 to $7,986 for the quarter then ended.  Correspondingly, net income was reduced from $1,197 to $1,688.  These errors also affected 2006 year-to-date and quarterly results which have been restated and amended Forms 10-Q/A and 10-K/A have been filed.  The analysis of this adjustment by quarter is included in Note 3 of this amended filing on Form 10-Q/A.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited & Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$10,982	$29,304
Accounts receivable, net	76,012	67,227
Inventories, net	81,026	74,954
Deferred income taxes	2,255	1,771
Income tax receivable	576	—
Prepaid expenses and other	2,131	1,735
Total current assets	172,982	174,991
Property, plant and equipment, net	61,828	60,615
Goodwill	29,814	29,814
Intangible assets, net	11,151	11,414
Deferred income taxes	1,454	1,135
Other assets	13,941	14,414
Total assets	$291,170	$292,383
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,950	$1,934
Accounts payable	38,252	32,790
Accrued compensation and benefits	7,179	11,142
Accrued income taxes	—	23
Accrued interest	984	5,274
Other accrued liabilities	11,832	11,561
Total current liabilities	60,197	62,724
Non-current liabilities
Long-term debt, less current portion	205,414	205,679
Employee benefit obligations and other	5,849	5,646
Total non-current liabilities	211,263	211,325
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	(15)	76
Retained earnings (accumulated deficit)	239	(1,228)
Total stockholder’s equity	19,710	18,334
Total liabilities and stockholder’s equity	$291,170	$292,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS AND RETAINED EARNINGS

(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
Net sales	$213,154	$185,541
Cost of sales	188,339	166,205
Gross profit	24,815	19,336
Selling, general and administrative expense	16,629	14,959
Closed and excess facility costs	200	—
Operating income	7,986	4,377
Interest expense	4,783	4,724
Interest income	(264)	(255)
Income (loss) before income taxes	3,467	(92)
Income tax provision (benefit)	1,779	(38)
Net income (loss)	1,688	(54)
Accumulated deficit at beginning of period	(1,228)	(9,825)
Adjustment for adoption of FIN 48	(221)	—
Retained earnings (accumulated deficit) at end of period	$239	$(9,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2007	2006
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,688	$(54)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,194	2,773
Amortization of debt issuance costs	199	128
Provision for excess and obsolete inventory	53	202
Provision for doubtful accounts receivable	(9)	131
Deferred income tax (provision) benefit	(803)	47
Other	(177)	(24)

Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(8,788)	(14,894)
Inventories	(6,135)	(7,976)
Prepaid expenses and other	(413)	216
Accounts payable	5,393	7,536
Accrued income taxes	(591)	(544)
Accrued interest	(4,290)	(4,424)
Other accrued liabilities	(3,311)	(630)
Net cash used in operating activities	(13,990)	(17,513)

Cash flows from investing activities:
Acquisition of businesses	—	(13,813)
Purchase of property, plant and equipment	(4,040)	(3,568)
Proceeds from sale of property, plant and equipment	80	189
Net cash used in investing activities	(3,960)	(17,192)

Cash flows from financing activities:
Payments of long-term debt	(447)	(329)
Net cash used in financing activities	(447)	(329)
Effect of exchange rate on cash	75	10
Change in cash and cash equivalents	(18,322)	(35,024)
Cash and cash equivalents at beginning of period	29,304	40,855
Cash and cash equivalents at end of period	$10,982	$5,831

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

(2) Basis of Presentation and Opinion of Management

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  These restated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 filed with the Securities and Exchange Commission on September 5, 2007 on Form 10-K/A.

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

	Three Months Ended				Year Ended	Three Months Ended
	March 31, 2006	June 30, 2006	September 31, 2006	December 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Operating Income
Reported	$5,234	$13,876	$9,251	$1,523	$29,884	$8,368
Error	(857)	(37)	(1,524)	1,292	(1,126)	(382)
Restated	$4,377	$13,839	$7,727	$2,815	$28,758	$7,986

Income (Loss) Before Income Taxes
Reported	$765	$10,050	$5,007	$(3,101)	$12,721	$3,849
Error	(857)	(37)	(1,524)	1,292	(1,126)	(382)
Restated	$(92)	$10,013	$3,483	$(1,809)	$11,595	$3,467

Net Income (Loss)
Reported	$461	$6,220	$4,155	$(1,936)	$8,900	$1,917
Error	(515)	(22)	(914)	776	(675)	(229)
Restated	$(54)	$6,198	$3,241	$(1,160)	$8,225	$1,688

(4) Segment Data

The following is a summary of the business segment data:

	For the three months ended March 31,
	2007	2006
	(Restated)	(Restated)
Net Sales
Morgan	$105,896	$95,995
Morgan Olson	25,809	13,401
Truck Accessories	38,223	39,178
Specialty Manufacturing	43,543	37,007
Eliminations	(317)	(40)
Net Sales	$213,154	$185,541

Operating Income (loss)
Morgan	$6,167	$3,795
Morgan Olson	669	(2,154)
Truck Accessories	651	2,185
Specialty Manufacturing	3,062	2,434
JBPCO (Corporate)	(2,563)	(1,883)
Operating Income	$7,986	$4,377

	March 31, 2007	December 31, 2006
	(Restated)	(Restated)
Total Assets as of:
Morgan	$96,302	$93,295
Morgan Olson	27,594	28,333
Truck Accessories	71,626	67,435
Specialty Manufacturing	85,042	82,872
JBPCO (Corporate)	10,606	20,448
Total Assets	$291,170	$292,383

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

(5) Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
	2007	2006
	(Restated)
Net income (loss)	$1,688	$(54)
Unrealized loss on short-term investments	—	(92)
Foreign currency translation gain (loss)	(91)	74
Comprehensive income (loss)	$1,597	$(72)

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
$7,440

The combined results of operations of the Company for the three months ended March 31, 2006, including State Wide and Eagle Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would be as follows:

Pro forma as of March 31,
2006
(Restated)
Net sales	$191,018
Operating income	4,912
Income before income taxes	478

(7) Inventories  Consolidated inventories, net, consisted of the following:

	March 31,	December 31,
	2007	2006
	(Restated)	(Restated)
Raw materials	$48,144	$46,217
Work in process	24,380	21,563
Finished goods	8,502	7,174
Total inventories	$81,026	$74,954

(8) Floor Plan Notes Payable

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

The total amount financed under these agreements was $3,210 and $4,735 as of March 31, 2007 and December 31, 2006, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of March 31, 2007, the weighted average interest rate on all outstanding floor plan notes payable was 0.2%.  The interest rate on the liabilities that bear interest was 9.6% at March 31, 2007

(9) Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2007 and 2006 was as follows:

	2007	2006
Cash paid for interest	$8,939	$9,147
Cash paid for income taxes	2,422	118
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	259	690

(10) Income Taxes

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

(12) Subsequent event

Effective April 30, 2007, Specialty Manufacturing acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”), a precision machining operation in Duncan, Oklahoma, for approximately $12.9 million in cash.  Intangible assets acquired in this acquisition were approximately $8.0 million.  The acquisition will complement the precision machining services to customers in the oil and gas exploration industry.  Richard’s Manufacturing reported unaudited revenues and operating income of approximately $12,200 and $2,400, respectively, for the year ended December 31, 2006.  The acquisition was funded with cash and temporary borrowings from the Company’s revolving line of credit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2006 annual report filed on Form 10-K/A in Item 7 under the caption “Overview.”  For a complete overview please refer to that section.

The 2006 and 2007 interim condensed consolidated financial statements have been restated. See page 2.

Results of Operations

Three months ended March 31, 2007 Compared to Three months ended March 31, 2006 (Unaudited and Restated)

Sales.  Our consolidated net sales increased $27.6 million, or 14.9%, to $213.2 million for the quarter ended March 31, 2007 compared to $185.6 million for the quarter ended March 31, 2006.

•                       Morgan’s net sales increased $9.9 million, or 10.3%, to $105.9 million compared to $96.0 million for the prior period.  Unit shipments declined 3.0% offset by a 13.6% increase in the average selling price of a truck body.  The decline in unit shipments was mostly due to a decline in consumer rental unit shipments partly offset by an increase in commercial units.  Morgan experienced a 20% to 30% decline in commercial unit orders during March compared to last year (which was in line with industry expectations).  The reduction in orders will result in a decline in sales in the third quarter as earlier forecasted for this industry.

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

Cost of sales and gross profit.  Our consolidated cost of sales increased by $22.1 million, or 13.3%, to $188.3 million for the quarter ended March 31, 2007 compared to $166.2 million for the quarter ended March 31, 2006. Consolidated gross profit increased by $5.5 million, or 28.3%, to $24.8 million (11.6% of net sales) for the quarter ended March 31, 2007 compared to $19.3 million (10.4% of net sales) for the quarter ended March 31, 2006.

•                       Morgan’s gross profit increased by $1.9 million, or 21.1%, to $11.0 million (10.4% of its net sales) compared to $9.1 million (9.5% of its net sales) for the prior period.  The increase in the gross profit margin was due to lower overhead expense partly offset by higher raw material costs.

•                       Morgan Olson’s gross profit increased by $3.3 million to $2.4 million (9.2% of its net sales) compared to a loss of $0.9 million for the prior period.  The increase was due to increased production volumes providing improved labor efficiencies and overhead absorption partly offset by material cost increases.

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

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $3.6 million, or 82.5%, to $8.0 million (3.7% of net sales) for the quarter ended March 31, 2007 from $4.4 million (2.4% of net sales) for the quarter ended March 31, 2006.

•                       Morgan’s operating income increased by $2.4 million, or 62.5%, to $6.2 million (5.8% of its net sales) compared to $3.8 million (4.0% of its net sales) for the prior period as gross profit increased and selling, general and administrative expenses decreased.

•                       Morgan Olson’s operating income increased by $2.9 million to a $0.7 million (2.6% of net sales) operating profit compared to an operating loss of $2.2 million for the quarter ended March 31, 2006 on a 92.6% increase in net sales.

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

Income taxes. The effective income tax rate was 51.3% and 39.7% of income before income taxes for the three months ended March 31, 2007 and 2006 respectively.  The income tax provisions for the three months ended March 31, 2007 and 2006 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, as well as the increase in the valuation allowance against foreign net operating losses generated in Canada for the current period of approximately $0.3 million.

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

Liquidity and Capital Resources

Working capital at March 31, 2007 was $112.8 million compared to $112.3 million at December 31, 2006. Excluding cash and cash equivalents, working capital increased $19.5 million due to an $8.8 million increase in accounts receivable, a $6.1 million increase in inventories and a $3.4 million decrease in current liabilities.  The investment in working capital was primarily at Morgan, in advance of the seasonal increase in manufacturing activity for consumer rental production and at Specialty Manufacturing where inventories have increased by approximately $4.4 million due to the advance purchase of materials necessary to ensure an adequate supply for our machining services’ customers.   Average days sales outstanding in receivables at March 31, 2007 were approximately 33 compared to 34 at March 31, 2006 and inventory turns were approximately 9 at March 31, 2007 compared to 10 at March 31, 2006.  We continue to take advantage of purchase discounts wherever economic and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2007 used cash of $14.0 million compared to $17.5 million during 2006. The decrease in net cash used in operating activities was due primarily to a $2.8 million decrease in the investment in working capital this quarter.

Investing cash flows.  Net cash used in investing activities decreased to $4.0 million for the three months ended March 31, 2007 compared to $17.2 million for the three months ended March 31, 2006.  We invested $13.8 million during the first quarter of 2006 in the purchase of Eagle Coach and State Wide.  Effective April 30, 2007 Specialty Manufacturing acquired Richard’s Manufacturing for approximately $12.9 million in cash.

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

Long-term debt.  At March 31, 2007, total debt was $207.4 million compared to $207.6 million at December 31, 2006 and the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.5 to 1.0. As a result, we are able to incur additional borrowings, including borrowings for capital expenditures. Our revolving credit facility and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and the indenture.  Based upon our borrowing base, we have approximately $28.0 of availability under our revolving credit facility at March 31, 2007.  In order to fund the acquisition of Richard’s Manufacturing, we borrowed $6.0 million from our credit facility which was subsequently repaid.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. We believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the coming year, given our acquisition of Richard’s Manufacturing, anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  There is no certainty that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction will require additional capital, which may not be available to us.

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

The Company restated its results of operations for the quarter ended March 31, 2007 due to an error in the accounting for inventory at Morgan Olson.

The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting at Morgan Olson as of March 31, 2007.  The Company believes that these weaknesses have been corrected through the implementation of a new information system and improved procedures.  The Company remains in compliance with the terms of its senior note indenture and revolving credit agreement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item1A.  Risk factors in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None .

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: September 5, 2007	By:	/s/ R.S. Whatley
R.S. Whatley, Principal Financial and
Accounting Officer