Form 10-Q
period 2007-09-30
POINDEXTER J B & CO INC
filed 2007-11-20
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 14, 2007.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,695	$29,304
Accounts receivable, net	70,239	67,227
Inventories, net	84,145	74,954
Deferred income taxes	2,237	1,771
Income tax receivable	1,195	—
Prepaid expenses and other	3,291	1,735
Total current assets	164,802	174,991
Property, plant and equipment, net	78,293	60,615
Goodwill	45,819	29,814
Intangible assets, net	11,302	11,414
Deferred income taxes	1,526	1,135
Other assets	13,582	14,414
Total assets	$315,324	$292,383
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,398	$1,934
Borrowings under revolving credit facility	14,714	—
Accounts payable	43,071	32,790
Accrued compensation and benefits	8,710	11,142
Accrued income taxes	—	23
Accrued interest	729	5,274
Other accrued liabilities	11,064	11,561
Total current liabilities	80,686	62,724
Non-current liabilities
Long-term debt, less current portion	206,504	205,679
Employee benefit obligations and other	5,648	5,868
Total non-current liabilities	212,152	211,547
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive gain	789	76
Retained earnings (accumulated deficit)	2,211	(1,450)
Total stockholder’s equity	22,486	18,112
Total liabilities and stockholder’s equity	$315,324	$292,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(ACCUMULATED DEFICIT)(Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$179,855	$197,968	$622,752	$609,555
Cost of sales	164,801	174,104	553,711	536,951
Gross profit	15,054	23,864	69,041	72,604
Selling, general and administrative expense	15,630	16,127	48,041	46,836
Other expense (income)	(244)	10	(197)	(175)
Operating income (loss)	(332)	7,727	21,197	25,943
Interest expense	5,118	4,714	14,079	13,748
Interest income	(180)	(470)	(710)	(1,209)
Income (loss) before income taxes	(5,270)	3,483	7,828	13,404
Income tax provision (benefit)	(2,360)	242	4,168	4,019
Net income (loss)	(2,910)	3,241	3,660	9,385
Accumulated earnings (deficit) at beginning of period	5,121	(3,681)	(1,228)	(9,825)
Adjustment for adoption of FIN 48	—	—	(221)	—
Accumulated earnings (deficit) at end of period	$2,211	$(440)	$2,211	$(440)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,660	$9,385
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,396	8,946
Amortization of debt issuance costs	594	437
Closed and excess facility costs	158	—
Provision for excess and obsolete inventory	1,007	570
Provision for doubtful accounts receivable	(277)	79
Deferred income tax benefit	(1,279)	287
Other	(134)	85
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	816	(18,370)
Inventories	1,733	(11,251)
Prepaid expenses and other	(1,511)	319
Accounts payable	7,239	3,951
Accrued income taxes	(862)	1,764
Accrued interest	(4,545)	(4,464)
Other accrued liabilities	(3,708)	1,344
Net cash (used in) provided by operating activities	13,287	(6,918)
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	89	186
Acquisition of businesses	(41,673)	(13,897)
Purchase of property, plant and equipment	(11,054)	(10,261)
Proceeds from sale of short-term investments	—	15,266
Increase in restricted cash	(309)	(503)
Net cash used in investing activities	(52,947)	(9,209)
Cash flows from financing activities:
Net borrowings (payments) of revolving lines of credit and short-term debt	14,714	(20)
Payments of long-term debt	(1,440)	(1,003)
Net cash (used in) provided by financing activities	13,274	(1,023)
Effect of exchange rate on cash	777	(450)
Change in cash and cash equivalents	(25,609)	(17,600)
Cash and cash equivalents at beginning of period	29,304	40,855
Cash and cash equivalents at end of period	$3,695	$23,255

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

(2) Basis of Presentation and Opinion of Management

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The December 31, 2006 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006 filed with the Securities and Exchange Commission on September 5, 2007 on Form 10-K/A.

(3) Segment Data

The following is a summary of the business segment data:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net Sales
Morgan	$62,690	$86,449	$283,537	$296,989
Morgan Olson	28,653	31,850	80,232	73,710
Truck Accessories	39,863	39,715	119,253	122,437
Specialty Manufacturing	49,363	39,871	141,571	116,234
Eliminations	(714)	83	(1,841)	185
Net Sales	$179,855	$197,968	$622,752	$609,555
Operating Income (loss)
Morgan	$2,064	$5,182	$16,525	$18,193
Morgan Olson	(3,505)	894	(1,715)	1,022
Truck Accessories	527	1,668	2,802	5,797
Specialty Manufacturing	3,035	2,738	10,814	7,663
JBPCO (Corporate)	(2,453)	(2,755)	(7,229)	(6,732)
Operating Income	$(332)	$7,727	$21,197	$25,943

	September 30, 2007	December 31, 2006
Total Assets as of:
Morgan	$65,182	$93,295
Morgan Olson	31,774	28,333
Truck Accessories	73,236	67,435
Specialty Manufacturing	142,461	82,872
JBPCO (Corporate)	2,671	20,448
	$315,324	$292,383

Morgan has two customers (truck leasing and rental companies) that together accounted for 55% and 49% of Morgan’s net sales during each of the nine months ended September 30, 2007 and 2006. Accounts receivable from these customers totaled $3,271 and $8,375 at September 30, 2007 and December 31, 2006, respectively. Morgan Olson has two customers that accounted for 47% and 53% of net sales for the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from this customer totaled $6,572 and $2,170 at September 30, 2007 and December 31, 2006, respectively. Specialty Manufacturing has one oilfield service customer that accounted for approximately 18% and 16% of Specialty Manufacturing’s net sales during each of the nine months ended September 30, 2007 and 2006, respectively. Accounts receivable from this customer totaled $4,809 and $2,622 at September 30, 2007 and December 31, 2006, respectively.

(4) Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006

Net income (loss)	$(2,910)	$3,241	$3,660	$9,385
Unrealized gain (loss) on short-term investments	—	—	—	(89)
Foreign currency translation gain (loss)	96	4	713	(32)
Comprehensive income (loss)	$(2,814)	$3,245	$4,373	$9,264

(5) Acquisitions   Effective September 4, 2007, the Company acquired all of the common stock of Machine and Manufacturing, Inc. (“MMI”). MMI is a precision machining business located in Houston, Texas and operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition. The results of MMI’s operations have been included in the consolidated financial statements since that date.

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $10,603. The Company is in the process of completing its valuation of certain intangible assets; thus, the allocation of purchase price is subject to change. The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

MMI	September 4, 2007
Inventories	$3,457
Property, plant and equipment	4,431
Goodwill and other intangibles	2,901
Current liabilities	(186)
$10,603

Effective August 23, 2007, the Company acquired all of the common stock of Tarlton Supply Company (“Tarlton”). Tarlton is a precision machining and assembly business located in Brenham, Texas and operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition. The results of Tarlton’s operations have been included in the consolidated financial statements since that date.

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $18,435. The Company is in the process of completing its valuation of certain intangible assets; thus, the allocation of purchase price is subject to change. The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Tarlton	August 23, 2007
Accounts receivable	$2,793
Inventories	7,167
Other current assets	66
Property, plant and equipment	5,777
Goodwill and other intangibles	5,441
Current liabilities	(2,774)
Other long-term liabilities	(35)
$18,435

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

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $12,635. The Company is in the process of completing its valuation of certain intangible assets; thus, the allocation of purchase price is subject to change. The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Richard’s Manufacturing	April 30, 2007
Accounts receivable	$755
Inventories	1,305
Other current assets	226
Property, plant and equipment	3,397
Goodwill and other intangibles	7,666
Current liabilities	(352)
Other long-term liabilities	(362)
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
$7,440

The combined results of operations of the Company for the three and nine months ended September 30, 2007 and 2006, including MMI, Tarlton, Richard’s Manufacturing, State Wide, and Eagle Coach for the periods prior to their acquisition, on an unaudited pro forma basis, would have been as follows:

	For the three months ended		For the nine months ended
Pro Forma as of September 30	2007	2006	2007	2006
Net sales	$186,416	$211,684	$658,127	$651,633
Operating income	723	9,561	29,382	30,979
Income (loss) before income taxes	(4,216)	5,246	15,902	18,235

(6) Inventories

Consolidated inventories, net, consisted of the following:

	September 30,	December 31,
	2007	2006

Raw materials	$46,047	$46,217
Work in process	29,734	21,563
Finished goods	8,364	7,174
Total inventories	$84,145	$74,954

(7) Floorplan Notes Payable

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Specialty Vehicle Group. Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of September 30, 2007 and December 31, 2006. These obligations are reflected on the accompanying balance sheet as accounts payable.

The total amount financed under these agreements was $7.0 million and $4.7 million as of September 30, 2007 and December 31, 2006, respectively. These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days. As of September 30, 2007, the weighted average interest rate on all outstanding floorplan notes payable was 0.1%. The interest rate on the liabilities that bear interest was 9.6% at September 30, 2007.

(8) Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2007 and 2006 was as follows:

	2007	2006
Cash paid for interest	$18,053	$18,212
Cash paid for income taxes	6,269	2,107
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	2,903	2,864

(9) Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 requires companies to recognize the tax benefits of uncertain tax positions only when the position is “more likely than not” to be sustained assuming examination by tax authorities. The amount recognized represents the largest amount of tax benefit that is greater than 50% likely of being ultimately realized. A liability is recognized for any benefit claimed, or expected to be claimed, in a tax return in excess of the benefit recorded in the financial statements, along with any interest and penalty (if applicable) on the excess.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption, the Company recognized a $221 increase in the liability for unrecognized tax benefits and a corresponding decrease in the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 was $2,046 and $1,200, respectively. If these unrecognized tax benefits were recognized, they would have an impact on the Company’s effective tax rate.

The Company classifies related interest and penalties (if applicable) as income tax expense in the financial statements. The total amount of accrued interest and penalties was $563 at September 30, 2007 and $242 at January 1, 2007, which is a $60 increase in the provision for income taxes for the three months ended September 30, 2007.

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

Letters of Credit and Other Commitments. The Company had $2,358 in standby letters of credit outstanding at September 30, 2007 and December 31, 2006, primarily securing the Company’s chassis bailment pool programs.

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

From time to time, the Company has received notices of noncompliance with respect to its operations, which typically have been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying minor fines, none of which individually or in the aggregate has had a material adverse effect on it.  The Company cannot ensure that it has been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them. Additionally, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the Company’s business and financial condition.

In September 2007, Specialty Manufacturing notified the Environmental Protection Agency (“EPA”) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary analyses and reports are expected to be filed with the EPA by the end of November 2007. Action by the EPA is possible and the financial impact of such enforcement action, if any, cannot be estimated but is not likely to be material.

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had failed to provide certain reports related to its air permit. Morgan Olson subsequently filed the reports and is in discussions with MDEQ to settle these alleged violations. Though a penalty may be likely, it is not expected to be material.

In July 2005, Morgan notified the EPA that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the EPA by August 31, 2005. A letter from the EPA requesting additional information was received in December 2006 and a response submitted. Action by the EPA is probable and the financial impact of such enforcement action, if any cannot be estimated but could be material.

Beginning in 2003, Truck Accessories submitted a request to modify its air permit and increase the emission limits. During this process, the Pennsylvania Department of Environmental Protection (“DEP”) made the Company aware that it believed that the plant had ongoing violations. The Company has investigated the alleged violations, completed necessary actions and has settled the matter. The agreed upon penalty of $65 has been paid and the consent order has been fully executed by both parties.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2006 annual report filed on Form 10-K/A in Item 7 under the caption “Overview.”  For a complete overview, please refer to that section.

During the nine months ended September 30, 2007, Specialty Manufacturing acquired three businesses, Tarlton, MMI and Richard’s Manufacturing, that provide machining services primarily to the oilfield services industry and complement Specialty Manufacturing’s operations. The combined purchase price was $41.7 million and for the three and nine months ended September 30, 2007, respectively, added net sales of $7.7 million and $10.1 million and operating income of $1.0 million and $1.5 million to the results of operations of Specialty Manufacturing and the Company. On a pro forma basis, as if the operations were acquired January 1, 2007, their net sales were $14.3 million and $45.5 million and operating income was $2.1 million and $9.7 million for the three and nine months ended September 30, 2007, respectively.

Results of Operations

Three months ended September 30, 2007 Compared to Three months ended September 30, 2006 (Unaudited)

Sales. Our consolidated net sales decreased $18.1 million, or 9.1%, to $179.8 million for the quarter ended September 30, 2007 compared to $197.9 million for the quarter ended September 30, 2006.

•             Morgan’s net sales decreased $23.8 million, or 27.5%, to $62.7 million compared to $86.5 million for the prior period as Morgan and the truck body industry as a whole experienced a significant decline in demand during the quarter. Commercial unit sales decreased 32.2% on a 36.3% decrease in shipments. Consumer rental sales increased $2.7 million, or almost 100%, because production was substantially completed by June 30 of the prior year. Parts and service sales were $4.2 million for the quarter compared to $3.1 million in the prior period.

•             Morgan Olson’s net sales decreased $3.2 million, or 10.0%, to $28.7 million compared to $31.9 million for the prior period. Step van sales declined $4.2 million, or 15.1%, to $23.4 million on a 15% decline in unit shipments. Parts and service sales were $4.0 million compared to $4.3 million last year. Other sales included sales to a sister company in Canada and freight income of $1.0 million.

•             Truck Accessories’ net sales increased $0.2 million, or 0.4%, to $39.9 million compared to $39.7 million for the prior period. Shipments of caps and tonneaus increased approximately 0.6% to approximately 44,800 units. Pickup truck sales in the United States and Canada decreased 9.1% from the respective period last year to approximately 762,000 units.

•             Specialty Manufacturing’s net sales increased $9.5 million, or 23.8%, to $49.4 million compared to $39.9 million for the prior period. Sales of the machining services operations excluding acquisitions increased $4.6 million,  or 31.8%, to $18.9 million from $14.3 million for the prior period. Sales at the Specialty Vehicle Group decreased $2.3 million to $15.4 million from $17.7 million as a result of a decline in the sales of funeral vehicles of $3.5 million, or 30.2%, which was offset by an increase in bus products of $1.2 million or 37.1%.

Backlog. Consolidated backlog was $188.5 million as of September 30, 2007 compared to $198.1 million at December 31, 2006 and $200.6 million as of September 30, 2006.

•                      Morgan’s backlog was $41.7 million compared to $114.6 million at December 31, 2006 and $101.4 million at September 30, 2006. The decrease in backlog from a year ago was mainly due to customers having secured chassis during the second half of 2006 in advance of the 2007 engine emission standard change as well as a general slowdown in the economy.

•                      Morgan Olson’s backlog was $30.5 million compared to $25.1 million at December 31, 2006 and $36.5 million at September 30, 2006. The decrease over the prior year was primarily due to lower fleet orders.

•                      Truck Accessories’ backlog was $4.3 million compared to $4.1 million at December 31, 2006 and $3.6 million as of September 30, 2006. Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•                      Specialty Manufacturing’s backlog was $112.0 million compared to $54.1 million at December 31, 2006 and $59.1 million at September 30, 2006. The backlog of machining services was $101.8 million as of September 30, 2007, which included backlog from acquired operations of $37.3 million.

Cost of sales and gross profit. Our consolidated cost of sales decreased $9.3 million, or 5.3%, to $164.8 million for the quarter ended September 30, 2007 compared to $174.1 million for the quarter ended September 30, 2006. Consolidated gross profit decreased by $8.8 million, or 36.9%, to $15.0 million (8.4% of net sales) for the quarter compared to $23.8 million (12.1% of net sales) last year. Material costs were 53.7% and 53.3% of net sales for the three months ended September 30, 2007 and 2006, respectively, labor costs were 16.3% of net sales compared to 15.2% last year, and overhead costs were 21.6% of net sales compared to 19.5% last year.

•             Morgan’s gross profit decreased $4.0 million, or 39.6%, on a 27.5% decrease in sales to $6.1 million (9.8% of its net sales) compared to $10.1 million (11.7% of its net sales) for the prior period. The decline in the gross profit margin was due to material cost inflation and the lower absorption of overhead costs on lower production volumes offset by lower labor costs resulting from productivity improvements. Price increases on Morgan’s products announced earlier in the year partially mitigated the increase in material costs.

•             Morgan Olson’s gross profit decreased $4.1 million on a 10.0% decrease in sales to a loss of $1.7 million compared to a gross profit of $2.4 million (7.4% of its net sales) for the prior period. The decrease in gross profit was partly due to lower sales but primarily related to material price increases that could not be passed on to the customer and high scrap rates that increased material cost by approximately $1.5 million, the cost of additional labor including higher pay rates and overtime that approximated $1.6 million and increased overhead spending of approximately $0.4 million.

•             Truck Accessories’ gross profit decreased $1.2 million, or 23.6%, to $3.8 million (9.6% of its net sales) compared to $5.0 million (12.6% of its net sales) for the prior period. The closure of the Canadian plant and the consolidation of manufacturing operations into two existing plants during the second quarter reduced gross profit by approximately $1.8 million for the third quarter as material, labor and overhead costs increased as production was ramped up at the two existing plants. The gross profit of the operations not affected by the consolidation increased $0.6 million, or 23%, on a 12% increase in sales.

•             Specialty Manufacturing’s gross profit increased $0.4 million, or 7.2%, to $6.8 million (13.8% of its net sales) compared to $6.4 million (16.0% of its net sales) for the prior period. Gross profit at the machining services operations, excluding acquired operations which contributed $1.4 million, increased $1.8 million, or 69.6%, to $4.5 million from $2.7 million in the prior period. The gross profit at the remaining operations declined $2.8 million on lower production volumes and increased material costs.

Selling, general and administrative expenses. Our consolidated selling, general and administrative expenses decreased $0.5 million, or 3.1%, to $15.6 million (8.7% of net sales) for the quarter ended September 30, 2007 compared to $16.1 million (8.1% of net sales) for the quarter ended September 30, 2006.

•             Morgan’s selling, general and administrative expenses decreased $0.7 million, or 13.4%, to $4.3 million (6.8% of its net sales) compared to $5.0 million (5.7% of its net sales) for the prior period. The decrease was primarily due to lower personnel-related costs.

•             Morgan Olson’s selling, general and administrative expenses increased $0.3 million, or 22.6%, to $1.8 million (6.2% of its net sales) compared to $1.5 million (4.5% of its net sales) for the prior period, due primarily to severance and related costs.

•             Truck Accessories’ selling, general and administrative expenses decreased $0.1 million, or 1.3%, to $3.3 million (8.3% of net sales) from $3.4 million (8.4% of its net sales) for the prior period.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $0.2 million, or 5.1%, to $3.8 million (7.7% of its net sales) from $3.6 million (9.1% of its net sales) for the prior period. Acquired operations added $0.4 million of costs which was partly offset by decreases at the other operations.

•             Corporate selling, general and administrative expenses during the third quarter of 2007 decreased $0.3 million, or 11.0%, to $2.4 million from $2.7 million for the prior period. The reduction was due to a decrease in consulting costs related to manufacturing process improvements as consultants are replaced with internal resources.

Operating Income. Due to the effect of the factors summarized above, consolidated operating income decreased by $8.1 million, or 104.3%, to a loss of $0.3 million for the quarter ended September 30, 2007 from $7.7 million (3.9% of net sales) for the quarter ended September 30, 2006. Excluding acquisitions, operating income decreased $9.0 million, or 117.0%, to a loss of $1.3 million for the current quarter.

•             Morgan’s operating income decreased by $3.1 million, or 60.2%, to $2.1 million (3.3% of its net sales) compared to $5.2 million (6.0% of its net sales) for the prior period.

•             Morgan Olson’s operating income decreased by $4.4 million to a loss of $3.5 million compared to operating income of $0.9 million (2.8% of its net sales) for the prior period.

•             Truck Accessories’ operating income decreased by $1.2 million, or 68.4%, to $0.5 million (1.3% of its net sales) compared to $1.7 million (4.2% of its net sales) for the prior period.

•             Specialty Manufacturing’s operating income increased by $0.3 million to $3.0 million (6.1% of its net sales) compared to $2.7 million (6.9% its net sales) for the prior period. Excluding acquisitions, operating income at the machining services operations increased $1.6 million, or 105.4%, offset by decreases at the other operations in the division.

Interest expense. Consolidated interest expense increased $0.4 million, or 8.6%, to $5.1 million (2.8% of net sales) for the quarter ended September 30, 2007 compared to $4.7 million (2.4% of net sales) for the quarter ended September 30, 2006 due primarily to interest and other costs related to revolver borrowing of $14.7 million during the quarter and additional capital leases for equipment.

Income taxes. The effective tax rate was 44.8% and 6.9% of income before income taxes for the three months ended September 30, 2007 and 2006, respectively. The income tax provisions for the three months ended September 30, 2007 and 2006 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes and certain non-deductible items. The reduction in the effective rate in 2006 was due to a decrease of $0.5 million in the valuation allowances against state net operating losses and a $0.6 million increase in the deduction of state income taxes for federal income tax purposes.

Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006 (Unaudited)

Sales. Our consolidated net sales increased $13.2 million, or 2.2%, to $622.8 million for the nine months ended September 30, 2007 compared to $609.6 million for the nine months ended September 30, 2006.

•             Morgan’s net sales decreased $13.5 million, or 4.5%, to $283.5 million compared to $297.0 million for the prior period. The decrease was due primarily to a decline in commercial sales of $13.3 million or 5.3% on a 13.8% reduction in unit shipments compared to the prior year. Consumer rental sales decreased $1.3 million, or 3.7%, on a 9.1% fall-off in unit shipments compared to 2006.

•             Morgan Olson’s net sales increased $6.5 million, or 8.8%, to $80.2 million compared to $73.7 million for the prior period. Step van sales increased $3.0 million to $64.6 million, or 5.0%, on flat unit shipments. The 2007 fleet buy from UPS represented about 50% of shipments and decreased slightly from 2,715 units to 2,694 units this year. Parts and service sales decreased $0.6 million, or 4.9%, to $12.2 million from $12.8 million from the prior period and other sales including sales to a sister company in Canada were $3.4 million.

•             Truck Accessories’ net sales decreased $3.2 million, or 2.6%, to $119.2 million compared to $122.4 million for the prior period. The reduction was due primarily to an 8.1% decrease in shipments of caps and tonneaus partially offset by a 6.0% increase in the average sales price of those units. Pickup truck sales in the United States and Canada have decreased 5.4% so far this year to approximately 2.3 million units compared to 2.4 million in the first nine months of 2006.

•             Specialty Manufacturing’s net sales increased by $25.4 million, or 21.8%, to $141.6 million compared to $116.2 million for the prior period. Specialty Vehicle Group’s net sales were $56.1 million compared to $52.8 million last year. Sales of machining services, excluding operations acquired during the current period, increased 34.8% to $53.4 million compared to $39.6 million last year.

Cost of sales and gross profit. Our consolidated cost of sales increased $16.7 million, or 3.1%, to $553.7 million compared to $537.0 million for the prior period. Consolidated gross profit decreased $3.6 million, or 4.9%, to $69.0 million (11.1% of net sales) compared to $72.6 million (11.9% of net sales) for the prior period. Material costs were 54.5% of net sales for the nine months ended September 30, 2007 compared to 54.3% last year, labor costs were 15.1% of net sales compared to 14.6% last year, and overhead costs were 19.4% of net sales compared to 19.1% last year.

•             Morgan’s gross profit decreased by $3.0 million, or 8.9%, to $30.4 million (10.7% of its net sales) compared to $33.4 million (11.3% of its net sales) for the prior period. The decrease in gross profit was due to increased material costs which were partially offset by lower labor and overhead costs.

•             Morgan Olson’s gross profit decreased by $1.8 million, or 34.5%, to $3.4 million (4.2% of its net sales) compared to $5.1 million (6.9% of its net sales) for the prior period. The decrease in gross profit was due to additional labor overtime costs of approximately $1.9 million required to meet delivery commitments and material cost increases of $4.6 million that were mostly offset by price increases during the period of $4.2 million.

•             Truck Accessories’ gross profit decreased by $3.4 million, or 21.0%, to $12.7 million (10.6% of its net sales) compared to $16.1 million (13.1% of its net sales) for the prior period. The closure of the Canadian plant and the consolidation of its manufacturing operations into two existing plants during the second quarter reduced gross profit by approximately $3.3 million as material, labor and overhead costs increased as production was ramped up at the two existing plants.

•             Specialty Manufacturing’s gross profit increased $4.6 million, or 25.3%, to $22.6 million (15.9% of its net sales) compared to $18.0 million (15.5% of its net sales) for the prior period. Acquisitions provided $2.0 million of additional gross profit this year with the existing machining operations increasing gross profit by $5.2 million, or 76.9%, offset by declines at the other operations.

Selling, general and administrative expenses. Our consolidated selling, general and administrative expenses increased $1.2 million, or 2.6%, to $48.0 million (7.7% of net sales) for the nine months ended September 30, 2007 compared to $46.8 million (7.6% of net sales) for the nine months ended September 30, 2006.

•             Morgan’s selling, general and administrative expenses decreased $1.1 million, or 7.5%, to $14.1 million (5.0% of its net sales) compared to $15.2 million (5.1% of its net sales) for the prior period. The decrease was partly due to a 15.0% decrease in personnel and related costs and decreased consulting expenses.

•             Morgan Olson’s selling, general and administrative expenses increased by $1.0 million, or 23.7%, to $5.1 million (6.3% of its net sales) compared to $4.1 million (5.6% of its net sales) for the prior period due primarily to a 25.4% increase in personnel and related costs.

•             Truck Accessories’ selling, general and administrative expenses decreased by $0.3 million, or 2.9%, to $10.0 million (8.4% of its net sales) from $10.3 million (8.4% of its net sales) for the prior period.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $1.2 million, or 11.4%, to $11.7 million (8.3% of its net sales) from $10.5 million (9.0% of its net sales) for the prior period. Acquisitions added expenses of $0.4 million and increases of $1.2 million at existing machining services operations were offset by declines at the other operations.

•             Corporate selling, general and administrative expenses during the first nine months of 2007 increased $0.5 million, or 7.4%, to $7.2 million from $6.7 million for the prior period primarily due to increased acquisition expenses.

Operating income. Due to the effect of the factors described above, consolidated operating income decreased by $4.7 million, or 18.3%, to $21.2 million (3.4% of net sales) for the nine months ended September 30, 2007 from $25.9 million (4.3% of net sales) for the nine months ended September 30, 2006.

•             Morgan’s operating income decreased by $1.7 million, or 9.2%, to $16.5 million (5.8% of its net sales) compared to $18.2 million (6.1% of its net sales) for the prior period.

•             Morgan Olson’s operating income decreased by $2.7 million to a loss of $1.7 million compared to an operating income of $1.0 million (1.4% of its net sales) for the prior period.

•             Truck Accessories’ operating income decreased by $3.0 million, or 51.7%, to $2.8 million (2.3% of its net sales) compared to $5.8 million (4.7% of its net sales) for the prior period.

•             Specialty Manufacturing’s operating income increased by $3.1 million, or 41.1%, to $10.8 million (7.6% of its net sales) compared to $7.7 million (6.6% of its net sales) for the prior period. The operating income for the machining services operation, excluding acquisitions which contributed income of $1.5 million, increased $4.3 million, or 119.0%, to $8.0 million compared to $3.7 million. Operating income declined at the other operations in the division.

•             Corporate expenses increased $0.5 million to $7.2 million compared to $6.7 million for the prior period.

Interest expense. Consolidated interest expense increased $0.4 million, or 2.4%, to $14.1 million (2.3% of net sales) for the nine months ended September 30, 2007 compared to $13.7 million (2.2% of net sales) for the nine months ended September 30, 2006 primarily due to interest and other costs related to revolver borrowing of $14.7 million during the third quarter and additional capital leases on equipment.

Income taxes. The effective income tax rate was 53.2% and 30.0% of income before income taxes for the nine months ended September 30, 2007 and 2006 respectively. The income tax provisions for the nine months September 30, 2007 and 2006 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, certain non-deductible items, and a $0.8 million increase in the liability for unrecognized tax benefits. During 2006 the provision for income taxes was reduced by the reversal of $0.5 million of valuation allowance against state net operating losses, a $0.6 million increase in the deduction of state income taxes for federal income tax purposes.

Liquidity and Capital Resources

Working capital at September 30, 2007 was $84.1 million compared to $112.3 million at December 31, 2006. Cash and cash equivalents decreased $25.6 million during the nine months ended September 30, 2007 due to cash paid for three acquisitions of approximately $41.7 million and capital expenditures of $11.1 million partly offset by cash generated by operations of $13.3 million with the shortfall funded by revolver borrowings of $14.7 million. Average accounts receivable days sales outstanding at September 30, 2007 were approximately 36  compared to 34 at September 30, 2006 and inventory turns were 8 at September 30, 2007 compared to 10 for the prior year. We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows. Operating activities during the nine months ended September 30, 2007 generated cash of $13.3 million compared to using cash of $6.9 million last year. The increase in cash generated by operations was due to a year over year improvement in cash from accounts receivable of $19.2 million, inventories of $13.0 million and accounts payable of $3.3 million.

Investing cash flows. Net cash used in investing activities increased to $52.9 million for the nine months ended September 30, 2007 compared to $9.2 million for the nine months ended September 30, 2006, which was primarily due to the acquisition of three businesses for a total purchase price of $41.7 million.

Capital expenditures for the nine months ended September 30, 2007 were $11.1 million compared to $10.3 million in the prior period.

Financing cash flows. We generated $13.3 million of cash as result of $14.7 million of revolver borrowings partly offset by payments on capital lease commitments compared to cash used of $1.0 million for the same period last year.

Long-term debt. At September 30, 2007, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.5 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

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

Management Changes

Effective October 24, 2007 Joseph M. Fiamingo, Senior Vice President Operations of the Company, resigned to pursue another employment opportunity. Effective September 24, 2007 W. Patrick Warmington, President of Morgan Olson separated from the Company.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the nine months ended September 30, 2007.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (2) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Interest Rates

As of September 30, 2007, the Company had $200.0 million of 8.75% Notes outstanding with an estimated fair value of approximately $179.0 million based upon their traded value at September 30, 2007. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $8.8 million as of September 30, 2007.

Foreign Currency

Morgan has operations in Canada that generated revenues of approximately $17.4 million during the nine months ended September 30, 2007. The functional currency of the Canadian operations is the Canadian Dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

Item 4.    Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a–15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in certain claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors are included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  4.12 Sixth Supplemental Indenture dated September 4, 2007, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

(b) 10.13 Limited Consent, Joinder and Fifth Omnibus Amendment dated April 30, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

(c) 10.14 Limited Consent, Joinder and Sixth Omnibus Amendment dated August 22, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

(d) 10.15 Limited Consent, Joinder and Seventh Omnibus Amendment dated September 4, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

(e) 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(f) 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: November 20, 2007	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer