Form 10-K
period 2007-12-31
POINDEXTER J B & CO INC
filed 2008-04-04
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 333-123598

J.B. POINDEXTER & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0312814
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

600 Travis

Suite 200

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2008 was $0.00.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of March 28, 2008, the registrant had 100,000 shares authorized and 3,059 shares of common stock issued.

Documents incorporated by reference. None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I

Item 1.               Business

Overview

J.B. Poindexter & Co., Inc operates primarily transportation-related manufacturing businesses.  Our operating subsidiaries are Morgan Truck Body, LLC (“Morgan”), Morgan Olson, LLC (“Morgan Olson”), Truck Accessories Group, LLC (“Truck Accessories”), EFP, LLC (“EFP”), MIC Group, LLC (“MIC Group”), Federal Coach, LLC (“Federal Coach”), and Eagle Specialty Vehicles, LLC (“Eagle Coach”). Eagle Coach and Federal Coach comprise the Specialty Vehicle Group.  The Specialty Vehicle Group, MIC Group and EFP comprise our Specialty Manufacturing Division (“Specialty Manufacturing”).  Effective April 30, August 23, and September 4, 2007, we acquired Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”), Tarlton Supply Company and Handley, L.P. (Tarlton Supply Co. and its affiliated company Handley, L.P., collectively “Tarlton”) and Machine & Manufacturing I, Inc. (“MMI”), respectively.  The acquired operations are operated as part of MIC Group.

Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to J.B. Poindexter & Co., Inc. (“JBPCO”) together with its operating subsidiaries. We are wholly owned by John B. Poindexter.

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

Morgan

We believe Morgan is the leading United States manufacturer of commercial truck bodies for medium-duty trucks based upon estimated market share and total 2007 sales volume. Morgan generally manufactures products for medium-duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with Morgan’s products are commonly used in a wide variety of applications, including general freight deliveries, moving and storage, and distribution of refrigerated consumables. Morgan also offers service programs for its truck bodies.

Morgan reaches a broad base of customers in the United States and Canada through its sales force and its more than 200 authorized distributors and Morgan authorized service centers.  Its customers include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through nine manufacturing plants and seven service facilities in strategic locations throughout North America, Morgan can provide timely product delivery and service to its customers.

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

•             sales of truck bodies to consumer rental companies (“Consumer Rental” sales); and

•             sales of parts and service.

Morgan’s net sales constituted 54% of our consolidated net sales in 2005, 48% in 2006 and 42% in 2007.  Morgan makes sales of truck bodies through its sales force directly to large end-user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies, not including Consumer Rental sales, constituted 86% of Morgan’s net sales in 2005, 85% in 2006 and 83% in 2007.

Morgan has an independent authorized distributor network of 39 distributors nationwide. Most distributors sell a wide variety of trucks or related equipment to truck dealers and end users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to approximately 490 dealers in 2007.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Morgan makes these sales through a bid process and negotiation directly with these companies through its sales force. Primary Consumer Rental customers include Penske, U-Haul and Budget. Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the next year. These sales are seasonal, with substantially all product shipments occurring in the first six months of the year. Consumer Rental sales tend to be the most volatile and price-sensitive aspect of Morgan’s business, and depend on factors such as product mix and delivery schedules. Consumer Rental sales constituted 9% of Morgan’s net sales in 2005, 10% in 2006 and 11% in 2007.

Morgan’s two largest customers, Ryder and Penske, together have historically represented approximately 45% to 55% of Morgan’s total net sales. Each has been Morgan’s customer for approximately 20 years and we believe relations with each are good. Sales to these customers represented 24% of our consolidated net sales in 2005, 22% in 2006 and 23% in 2007.

Morgan also builds truck bodies and installs them on chassis acquired under a bailment pool agreement with General Motors Acceptance Corporation.  The truck may be placed with a dealer for display and ultimate sale, however, they are currently being built based on orders from the customers.  Pool program sales were $0.5 million in 2006 and $0.7 million in 2007.

Morgan offers limited service programs at its own service facilities and its authorized distributors. Service sales constituted 3% of Morgan’s net sales in 2005, 4% in 2006 and 5% in 2007.

Manufacturing and supplies.  Morgan, which is headquartered in Morgantown, Pennsylvania, operates manufacturing, body mounting, and parts and service facilities in Arizona, California, Florida, Georgia,

Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Morgan also has sales, service and body mounting facilities in Colorado, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Many of Morgan’s domestic manufacturing facilities are ISO 9001-2000 certified.

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

Because contracts for Consumer Rental sales are entered into in the summer or fall but production does not begin generally until the following January, Morgan has a significant backlog of Consumer Rental sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial sales. Morgan’s backlog at December 31, 2007 was $42.0 million compared to $114.6 million at December 31, 2006. Morgan expects to complete all of the orders in its 2007 backlog during 2008.

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

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, all of which are affected by general economic conditions. Replacement of older vehicles in fleets represents an important revenue source.  Replacement cycles are approximately six to seven years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases they deferred in prior years.

The federally mandated emission standards for diesel engines were changed effective January 1, 2007 and will change again in 2010.  These standards require a reduction in the amount of pollutants allowed to be released during the operation of the diesel engine included with the truck chassis that Morgan is provided by its customers and has increased the cost to Morgan’s customers of the chassis and changed the economics of operating the truck.  Historically, approximately 90% of Morgan truck bodies are installed on chassis with diesel engines.  We believe that the 2007 change to the emission standards changed Morgan’s customers’ buying patterns in 2007 as the inventory of chassis manufactured before the change were rapidly consumed throughout 2007.  We cannot predict how our operations will be affected in 2010 as a result of the uncertain impact that the change will have on Morgan’s customers’ operations.

Competition.  The truck body manufacturing industry is highly competitive. Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation, and America’s Body Company, a division of Leggett & Platt, Inc. Corporation, some of which may be larger and have more resources than Morgan. There are a large number of smaller manufacturers that are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price. We believe customers value Morgan’s high-quality products, competitive pricing and delivery times.

Morgan Olson

Morgan Olson is one of two major manufacturers of step vans. Step vans are specialized vehicles designed for multiple-stop delivery applications and they enable the driver of the vehicle to easily access the cargo area of the vehicle from inside the cab. Step vans are made to customer specifications for use in parcel, food, vending, uniform, linen and other delivery applications. Morgan Olson’s step van bodies are installed on International, Ford, Freightliner and Workhorse truck chassis with body sizes ranging from 11 to 30 feet. Morgan Olson is headquartered in Sturgis, Michigan, where it has manufacturing and parts distribution facilities.

Morgan Olson’s net sales constituted 9%, 13% and 14% of our consolidated net sales in 2005, 2006 and 2007, respectively.

Customers and sales.  Customers purchase step vans through dealers and distributors and from Morgan Olson through its direct sales force. Two customers, United Parcel Service of America, Inc. and FedEx, purchase the majority of step vans produced in the United States. The United States Postal Service has historically been a major buyer of step vans; however, it has not placed a significant order for new step vans since the completion of the prior contract in early 2004 that Morgan Olson participated in with two chassis manufacturers. Morgan Olson’s end user customers include these customers along with Frito-Lay, Inc., Bimbo Bakeries, DHL, W.B. Mason, ARAMARK Corporation and others. The preferences and purchasing decisions of these customers dramatically affect the results of operations of Morgan Olson.

Morgan Olson also sells step van body service parts through its dealers and distributors and directly to customers. Morgan Olson is a major supplier of service parts for step vans manufactured by it for the United States Postal Service under an agreement of indefinite term that is reviewed annually. The United States Postal Service has the right to terminate the agreement for its convenience at any time, but we believe Morgan Olson’s relationship with the United States Postal Service is satisfactory. However, there can be no assurance that the parts supply agreement will continue at all or for any length of time.

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

Morgan Olson has one customer that accounted for approximately 37%, 38% and 27% of Morgan Olson’s net sales during 2007, 2006 and 2005, respectively.  Accounts receivable from this customer were $2,044 and $667 at December 31, 2007 and 2006, respectively.

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

At December 31, 2007, Morgan Olson’s total backlog was $43.5 million, compared to $25.1 million at December 31, 2006. We expect that Morgan Olson will fill all 2007 backlog orders in 2008.

Morgan Olson provides a limited warranty against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on its business.

Morgan Olson maintains an inventory of raw materials necessary to build step van bodies. Because Morgan Olson manufactures its products to customer orders, it does not maintain substantial inventories of finished goods.  Principal raw materials include steel and aluminum, and raw materials are acquired from a variety of sources that have not experienced significant shortages. Morgan Olson has taken advantage of the combined purchasing power of our companies, including Morgan, thereby generating savings on raw materials common to our businesses.

Morgan Olson’s customers purchase their truck chassis from major truck manufacturing companies. The delivery of truck chassis to Morgan Olson depends upon the truck manufacturers’ production schedules, which are beyond Morgan Olson’s control. Delays in chassis deliveries can disrupt Morgan Olson’s operations and can increase its working capital requirements.

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

The federally mandated emission standards for diesel engines were changed effective January 1, 2007 and will change again in 2010. Morgan Olson’s operations were not significantly affected in 2007, however we cannot predict whether our operations will be affected in 2010 as a result of the uncertain impact that the change will have on our customers’ operations.

Competition.  The step van body manufacturing industry is highly competitive. Morgan Olson competes with one other major manufacturer of step van bodies, Utilimaster, which may have more resources than Morgan Olson. Competitive factors in the industry include product quality, delivery time, warranty terms, aftermarket service and price.

Truck Accessories

We believe Truck Accessories, which is headquartered in Elkhart, Indiana, is the leading manufacturer of hard pickup truck caps and tonneaus for the combined United States and Canadian market. Truck Accessories markets its products under the brand names Leer, Century, Raider, LoRider, BoxTop and Pace Edwards.

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

Key pickup truck cap features include shape and design, color and finish, window configurations, roof racks, glass tint, trim, and interior features such as lighting, carpeting and special storage options. Tonneaus also offer a range of styling, storage and convenience alternatives.  Caps and tonneaus can be designed to target specific customers.  For example, Leer, Century and Raider offer lifestyle-equipped caps for hunters, fishermen and outdoors enthusiasts that are styled and designed, through storage features and product appearance, to appeal to these customers. Through

Truck Accessories’ multiple lines of caps and tonneaus, each with numerous features and options, we believe Truck Accessories is the industry leader in engineering, product innovation and styling.

Truck Accessories’ net sales constituted 23% of our consolidated net sales in 2005, 20% in 2006 and 20% in 2007.

Customers and sales.  Most of Truck Accessories’ truck caps and tonneaus are purchased by individuals, small businesses and fleet operators through a network of over 1,270 independent, nonexclusive dealers using brand-specific sales forces.

Pace Edwards’ retractable tonneau covers are sold primarily through automotive accessory warehouse distributors.  State Wide sells directly to manufacturers through its dedicated sales team.

Truck Accessories also sells its products in Canada. In 2007, foreign sales (primarily in Canada) represented approximately 13% of Truck Accessories’ net sales and 2.6% of our consolidated net sales.

Manufacturing and supplies.  The design and manufacture of Truck Accessories’ products takes place at six manufacturing facilities located in California, Indiana, Pennsylvania and Washington. During the fourth quarter of 2006, Truck Accessories announced that it would discontinue manufacturing operations at its Canadian facility and subsequently, the Raider product line was transferred to other facilities in the United States during 2007.  All Raider dealers are now supplied Raider products from these new locations. TAG maintains a sales office and sales personnel in Canada.

Typical product delivery times range from one to two weeks from the time of order. Truck Accessories operates a fleet of trucks and trailers for the efficient and timely delivery of its products to its dealers.

Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exceptions, one year for parts, five years for paint and lifetime for structure.  Warranty costs have not had a material adverse effect on its business in recent years.

Truck Accessories obtains raw materials and components from a variety of sources. The most important are resin, fiberglass, paint, aluminum, locks and automotive-quality glass.  Truck Accessories and three other of our companies have committed to purchase principally all of their paint requirements through 2008 from one supplier at favorable prices.  As a result of its size and purchasing power, Truck Accessories has maintained a stable supply of materials and components on favorable terms and to date has not experienced significant shortages of these items.

Truck Accessories’ products are typically manufactured upon receipt of an order from its customers, consequently, its backlog represents between one and two weeks of production. Truck Accessories’ backlog was $3.6 million at December 31, 2007 compared to $4.1 million at December 31, 2006.

Industry.  Sales of caps and tonneaus correspond to the level of new pickup truck sales in the United States and Canada. In 2007, we estimate that 18% to 20% of new pickup trucks were equipped with caps and tonneaus. Based on Truck Accessories’ market share in the United States and Canada of approximately 39%, we estimate that approximately 8% of new pickup trucks are equipped with Truck Accessories’ caps and tonneaus. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, will directly influence Truck Accessories’ business. Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

Competition.  The pickup truck fiberglass cap and tonneau industry is highly competitive. Truck Accessories competes with one other national competitor, A.R.E., Inc., and a number of smaller companies that are regionally focused. Competitive factors include design, features, delivery times, product availability, warranty terms, quality and price.  Based on the number of products and features it offers, and its ability to quickly supply product for newly introduced pickup truck models, we believe Truck Accessories is the industry leader in product design and available accessory options.

Specialty Manufacturing

Specialty Manufacturing is comprised of Specialty Vehicle Group, MIC Group and EFP, and its sales made up 14% of our consolidated net sales in 2005, 20% in 2006 and 25% in 2007.  Specialty Vehicle Group represents approximately 36% of Specialty Manufacturing’s 2007 net sales and is comprised of Federal Coach and Eagle Coach.  Specialty Vehicle Group manufactures funeral coaches, limousines and specialized transit buses.

MIC Group represents approximately 49% of Specialty Manufacturing’s 2007 net sales and provides manufacturing services for customers requiring precision machining of metal parts and machining and casting services with a concentration of customers in the oil and gas exploration and development industry.  During 2007, MIC Group acquired three machining operations each of which also has a customer concentration in the oil and gas services industry.  The three acquisitions, Richard’s, Tarlton and MMI, are located in Duncan, Oklahoma, Brenham, Texas and Houston, Texas.

EFP represents approximately 15% of Specialty Manufacturing’s net sales and manufactures and sells expandable polystyrene and polypropylene foam, engineered to customer specifications for use by the automotive, electronics, food, furniture, bath and plumbing, and appliance industries as packaging, shock-absorbing components and material handling products.

Products.   Specialty Vehicle Group manufactures a full line of funeral coaches, limousines and specialized buses.  We estimate that Specialty Vehicle’s funeral product sales represent approximately 35% of the domestic funeral coach market.

MIC Group is a contract manufacturer that produces precision metal parts used in energy exploration and production, aerospace and other industries and performs machining and casting services for manufacturers of metal parts and components.

EFP manufactures and sells material handling and protective packaging products including shock-absorbing packaging material, reusable trays and containers that are used for transporting components and the protection of customers’ products. EFP also fabricates block and sheet products used by the RV industry for producing sidewalls and doors and the construction industry for insulation and commercial roofing applications. EFP has also recently introduced a line of temperature-controlled shipping containers for the protection of temperature-sensitive products such as food and medical products.

Customers and sales.  Specialty Vehicle Group manufactures and sells its line of funeral coaches, limousines and specialized buses to end users, such as livery companies, and approximately 48 authorized dealers.  Its largest customer represented approximately 8% of the total net sales of Specialty Manufacturing in 2005, 8% in 2006 and 3% in 2007.

MIC Group sells products to international oilfield service companies and a variety of businesses in various industries. One oilfield service customer represented approximately 15% of the total sales of Specialty Manufacturing in 2005, 15% in 2006 and 18% in 2007.

EFP’s customers include manufacturers that require special packaging materials for protecting their products, as well as companies in the automotive industry.

Manufacturing and supplies.  Specialty Manufacturing’s operations are located in Alabama, Arkansas, Indiana, Oklahoma, Ohio, Tennessee, Texas, Wisconsin and Mexico. Its facilities in Alabama, Indiana and the three Texas plants are ISO 9000 certified and its facility in Wisconsin is QS 9000 certified.

Specialty Vehicle Group engineers its products to its own specifications as well as those of chassis manufacturers in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a truck chassis or a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and modifies it to its specifications.  Bus bodies are built on truck chassis and funeral coaches and limousines are manufactured from a modified sedan by removing part of the interior, lengthening the body and building the required vehicle.  The production process typically takes between four and six weeks.  Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products (paints, plastics, sealants and lubricants) and participates in the paint supply contract negotiated by Truck Accessories.

MIC Group performs a broad range of services including computer-controlled precision machining and welding, electrostatic discharge machining, electron beam welding, trepanning, gun drilling, investment casting and electro mechanical assembly services. MIC Group utilizes ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

EFP’s products are manufactured from a wide variety of materials including expandable polystyrene, polypropylene, polyethylene and resins which are subject to cost fluctuations based on changes to the price of oil and benzene in the international markets.

The Specialty Vehicle Group provides a warranty on its products for a period of 48 months or 50,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 36 months or 50,000 miles on the body and parts manufactured for bus bodies, and 48 months or 100,000 miles on the portion of the body and parts manufactured for limousines.  MIC Group and EFP do not provide warranties on their products.  Warranty costs have not had a material adverse effect on Specialty Manufacturing’s business.

Specialty Manufacturing’s backlog at December 31, 2007 was $108.5 million compared to $54.1 million at December 31, 2006.  Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry.  Specialty Vehicle Group’s funeral products are used by funeral operators and sales generally increase with the introduction of new models by the OEMs.  VIP limousines and small to medium-sized buses are purchased by livery companies, churches and small tour bus operators whose operations are influenced by the general economy.

MIC Group’s services are used by companies in the automotive, aerospace and other industries with a concentration of companies involved in oil and gas exploration. The demand for equipment and services supplied to the oilfield service industry is directly related to the level of worldwide oil and gas drilling activity which is influenced by the price of oil and natural gas.  The price of a barrel of oil as of December 31, 2007 was $91.73 compared to $62.03 as of December 31, 2006.

The majority of EFP’s products are manufactured for use by companies in the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators; economic conditions that affect these industries will subsequently impact EFP’s operations.

Growth or downturns in the general economy and specifically the entertainment, automotive, electronics, furniture and appliance industries have a corresponding effect on Specialty Manufacturing’s business.

Competition.  Specialty Vehicle Group competes with one major manufacturer of funeral coaches and with other businesses engaged in the manufacturing limousines and passenger shuttle/executive buses.

MIC Group competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration, aerospace and other industries.

EFP competes with a large number of other producers of molded, expandable plastic producers.

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

Employees

At December 31, 2007, we had 4,227 full-time employees and an average of 4,565 full-time employees throughout the year.  Personnel are unionized only at EFP’s Decatur, Alabama facility (covering approximately 60 persons, with a contract expiring in August 2009). We believe that relations with our employees are good.

Environmental matters

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“Superfund”) impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of our operations also require permits which may restrict our activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, we generate nonhazardous wastes, which are also subject to regulation under applicable environmental laws.

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on us.   Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  However, we expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards. Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required, for example, to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on our business and financial condition.  For a description of currently outstanding environmental issues, see Note 16 of Notes to the Financial Statements.

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

• retail financing;

• fuel costs;

• consumer preferences;

• consumer spending patterns;

• sales of truck chassis and new pickup trucks; and

• levels of oil and gas exploration activity.

In addition, we sell our products to customers in inherently cyclical industries, such as the trucking industry and the energy services industry, which experience significant downturns from time to time. As a result of an economic recession and adverse conditions in the trucking industry, we experienced substantially lower sales at Morgan during 2001 and 2002   Morgan’s business began a recovery in 2003. During the same time period, a decline in oil and gas exploration activity resulted in substantially lower sales at Specialty Manufacturing. As a result of these conditions and a reduction in the availability of credit from banks and securities markets, we did not expect to have enough cash to retire our unsecured senior notes, initially issued by us in 1994, when they were due to mature in May 2004. In June 2003, we exchanged those unsecured notes for $85 million of secured notes and extended the maturity to May 2007. We subsequently purchased for cash $9 million of the secured notes, effective September 29, 2003 and subsequently redeemed the remaining $76 million in March 2004 prior to the original maturity date. Another prolonged economic downturn or recession would result in a significant decrease in our sales and would materially and adversely affect our operating cash flows and our ability to make required payments on our debt.

Demand for our truck body products depends largely on the replacement cycle of delivery trucks.

Morgan and Morgan Olson produce and sell truck bodies for new delivery trucks, primarily in the general freight, moving and storage, parcel delivery and distribution industries. Demand for these products is driven by customers replacing older vehicles in their delivery truck fleets, and these customers often decide to postpone their purchases of new delivery trucks during economic downturns. If economic conditions or other factors, including longer useful lives of delivery trucks, cause our customers to reduce their capital expenditures and decrease investments in new delivery trucks, our sales would be materially and adversely affected. As a result, our ability to generate cash and make required payments on our debt would be reduced.

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

We are significantly leveraged and will continue to be significantly leveraged.  We had $18.3 million of stockholder’s equity at December 31, 2007 and long-term debt of $210.0 million, of which $8.4 million was comprised of capital lease obligations.  In addition, we had $23.6 million of secured debt availability under our revolving credit facility and we may be able to incur substantially more debt in the future.

We may not be able to compete favorably in our industries.

We experience direct competition in all of our product lines and some competitors have greater financial and other resources than we have. We face competition from existing competitors with entrenched positions and we could face competition from new ones. Changes in the nature of the industries in which we operate and our business could produce competition from new sources. Increased competition may have a material adverse effect on our business, cash flows and ability to make required payments on our debt by reducing our sales or margins.

Most of our businesses rely on a small number of customers, the loss of any of which could have a material adverse effect on us.

Four of our businesses rely on a small number of customers to generate significant revenues.

• Morgan’s two largest customers, Penske and Ryder, together accounted for 47% of Morgan’s net sales in 2005, 46% in 2006 and 55% in 2007 and accounted for 24% of our consolidated net sales during 2005, 22% in 2006 and 23% in 2007.

• One customer accounted for 27% of Morgan Olson’s net sales during 2005, 38% in 2006 and 37% in 2007.

• One customer accounted for 15% of Specialty Manufacturing’s net sales during 2005, 15% in 2006 and 18% in 2007.

• Our top ten customers accounted for 35% of our consolidated net sales in 2005, 40% in 2006 and 41% in 2007.

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

From time to time, we have received notices of noncompliance with respect to our operations, which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines. We have from time to time been identified as a potentially responsible party at various Superfund sites, which, based on available information, we do not expect to result in material liability. However, new environmental requirements or more aggressive enforcement of existing ones or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, operating cash flows and our ability to make required payments on our debt.

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

Our business strategy includes growing through strategic acquisitions of other businesses with complementary products, manufacturing capabilities or geographic markets. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets.  If we fail to integrate acquired businesses successfully into our existing businesses, or incur unforeseen expenses in consummating acquisitions, we could incur unanticipated expenses and losses.

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

As a privately held company, we are subject to less stringent corporate governance requirements than a company with public equity. This provides less protection to our investors.  Further, we identified material internal control weaknesses over our financial reporting.

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

Additionally, as a result of our assessment of our internal controls over financial reporting during 2007, we identified the following material weaknesses in our internal controls:

• We restated the financial statements as of December 31, 2006 and for the year then ended due to an error in the accounting for inventory.  The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting of inventory as of December 31, 2006 and March 31, 2007.  We believe that these weaknesses have been corrected through the implementation of a new information system and improved procedures.

• The timely oversight over the financial reporting of the business units and the work outsourced to third parties needs to be improved.  Specifically, more timely oversight may have prevented an adjustment to record an additional FIN No. 48 provision for uncertain state income tax positions in the fourth quarter of 2007 (see Note 13 in the consolidated financial statements) and should enable us to more timely report our financial results.  Improvements, including the addition of corporate and business unit personnel, are being evaluated and are expected to be implemented in 2008.

We believe that the remedial action described above, once implemented, will satisfactorily address all matters identified as weaknesses by management.  We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions as appropriate.

Item 1b.            Unresolved Staff Comments

None.

Item 2.              Properties

We own or lease the following manufacturing, office and sales facilities as of December 31, 2007:

Location	Principal use	Approximate square feet	Owned or leased	Lease expiration
Morgan:
Ehrenberg, Arizona	Manufacturing	125,000	Owned	—
Riverside, California	Manufacturing/service	62,000	Leased	2013
Atlanta, Georgia	Parts & service	20,000	Leased	2009
Rydal, Georgia	Manufacturing	85,000	Owned	—
Ephrata, Pennsylvania	Manufacturing	51,000	Owned	—
New Morgan, Pennsylvania	Manufacturing	62,900	Leased	2008
Morgantown, Pennsylvania	Manufacturing/service	261,000	Owned	—
Morgantown, Pennsylvania	Office/warehouse	110,000	Leased	2009
Corsicana, Texas	Manufacturing/service	63,000	Owned	—
Janesville, Wisconsin	Manufacturing/service	166,000	Leased	2010
Denver, Colorado	Parts & service	15,000	Leased	2012
Lakeland, Florida	Parts & service	47,000	Leased	2010
Tampa, Florida	Parts & Service	24,000	Leased	2010
Brampton, Ontario, Canada	Office & manufacturing	41,000	Leased	2008
Mississauga, Ontario, Canada	Manufacturing	22,000	Leased	2009
Morgan Olson:
Sturgis, Michigan	Office & manufacturing	380,255	Owned	—
Truck Accessories:
Woodland, California	Manufacturing	65,000	Leased	2009
Elkhart, Indiana	Office & research	23,500	Owned	—
Elkhart, Indiana	Manufacturing	132,500	Leased	2010
Elkhart, Indiana	Office & manufacturing	80,000	Owned	—
Elkhart, Indiana	Manufacturing	10,000	Leased	2008
Elkhart, Indiana	Manufacturing	150,000	Leased	2011
Chickasha, Oklahoma	Warehouse	9,700	Leased	2010
Salem, Oregon	Warehouse	20,900	Leased	2008
Milton, Pennsylvania	Manufacturing/retail	105,000	Leased	2009
Clackamas, Oregon	Retail	10,000	Leased	2008
Centralia, Washington.	Manufacturing	45,950	Owned	—
Specialty Manufacturing:
Amelia, Ohio	Office & manufacturing	44,250	Leased	2010
Brenham, Texas	Office & manufacturing	125,000	Owned	—
Brenham, Texas	Office & manufacturing	130,000	Owned	—
Decatur, Alabama	Manufacturing	175,000	Leased	2009
Duncan, Oklahoma	Office & manufacturing	53,000	Leased	2012
Elkhart, Indiana	Office & manufacturing	211,600	Owned	—
Fort Smith, Arkansas	Office & manufacturing	170,000	Leased	2010
Houston, Texas	Office& manufacturing	97,000	Leased	2012
Milwaukee, Wisconsin	Office & manufacturing	70,000	Leased	2010
Monterrey, Mexico	Manufacturing	38,000	Leased	2009
Nashville, Tennessee	Manufacturing	40,900	Leased	2008
J.B. Poindexter & Co., Inc.:
Houston, Texas	Office	10,000	Leased	2019

We believe that our facilities are adequate for our current needs and are capable of being utilized at higher capacities to supply increased demand, if necessary.  All owned properties are pledged as collateral against our revolving credit facility.

Item 3.              Legal Proceedings

We are involved in various lawsuits, which arise in the ordinary course of business. In the opinion of management, the ultimate outcome of known lawsuits will not have a material adverse effect on us.

Item 4.              Submission of Matters to a Vote of Security Holders

The sole shareholder of the Company signed a consent dated December 4, 2007 electing the following members of the board of directors for the ensuing year: John B. Poindexter, Stephen P. Magee and William J. Bowen.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of March 28, 2008, John Poindexter owned all of the registrant’s issue and outstanding common equity.  The Company has never paid cash dividends.

The covenants in the indenture regarding the 8.75% Notes and the loan agreement for the Company’s revolving credit facility both restrict the Company’s ability to pay dividends on its common equity.

The Company has no securities authorized for issuance under equity compensation plans.

Item 6.              Selected Financial Data

The following tables set forth selected consolidated financial data and other data concerning J.B. Poindexter & Co., Inc. for each of the last five years.  The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes thereto.

	Year ended December 31,
(Dollars in millions)	2003		2004		2005		2006		2007
Operating data:
Net sales	$435.5		$584.9		$668.1		$795.4		$792.2
Cost of sales	373.8		513.4		593.1		701.1		707.2
Selling, general and administrative expense	36.9		40.6		50.0		63.0		64.9
Refinancing costs	0.8		—		—		—		—
Loss (gain) on extinguishment of debt	(0.4)		2.4		—		—		—
Closed and excess facility costs	—		—		0.4		2.7		0.2
Other expense (income)	—		(0.4)		0.1		(0.2)		(0.3)
Operating income	24.4		28.9		24.5		28.8		20.2
Interest expense	12.4		14.5		18.5		18.9		18.7
Interest income	—		(0.1)		(1.7)		(1.7)		(0.8)
Income tax provision	2.7		4.1		2.6		3.4		3.1
Income (loss) before discontinued operations	9.3		10.4		5.1		8.2		(0.8)
Loss from discontinued operations	(0.2)		(0.5)		—		—		—
Net income (loss)	$9.1		$9.9		$5.1		$8.2		$(0.8)
Ratio of earnings to fixed charges(a)	1.8	x	1.9	x	1.4	x	1.5	x	1.1	x

Other data:
EBITDA(b)	$36.6		$46.4		$37.9		$43.8		$43.5
Consolidated Coverage Ratio(c)	3.0		3.2		2.1		2.4		2.3

Balance sheet data (at period end):
Working capital	$14.9		$75.8		$114.9		$112.3		$83.3
Total assets	146.9		217.5		273.2		292.4		297.2
Total debt	107.8		158.4		205.4		207.6		213.6
Stockholder’s equity (capital deficiency)	(5.4)		4.6		9.7		18.3		18.3

(a)           For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) plus income taxes and fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance costs and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor.

(b)           “EBITDA” is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization and other noncash items for those operations defined as restricted subsidiaries in the indenture pertaining to the 8.75% Notes.  EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company’s operating performance.  The Company has included EBITDA because it is relevant for determining compliance under the indenture and because the Company understands that it is one measure used by certain investors to analyze the Company’s operating cash flow and historical ability to service its indebtedness.  The following are the components of the Company’s EBITDA:

	Year ended December 31,
(Dollars in millions)	2003	2004	2005	2006	2007

Income (loss) before discontinued operations	$9.3	$10.4	$5.1	$8.2	$(0.8)
Income tax provision	2.7	4.1	2.6	3.4	3.1
Interest expense	12.4	14.5	18.5	18.9	18.7
Depreciation and amortization	9.2	9.5	10.4	12.0	15.1
Noncash charges (income)	(0.4)	2.4	0.4	1.1	—
Pro forma effect of acquisitions	3.4	5.5	0.9	0.2	7.4
	$36.6	$46.4	$37.9	$43.8	$43.5

(c)            “Consolidated Coverage Ratio” is the ratio of EBITDA to interest expense of the Company and its subsidiaries that guarantee the 8.75% Notes.  It is used in the indenture to limit the amount of indebtedness that the Company may incur.  All the Company’s subsidiaries are restricted under the terms of the indenture and guarantee the 8.75% Notes.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the year ended December 31, 2007, MIC Group acquired 100% of the outstanding stock of three manufacturing businesses that specialize in providing services to the oil and gas exploration and production industry, primarily large multinational oil field services companies.  MIC Group has combined them with its operations.  MIC Group acquired Richard’s Manufacturing effective April 30, 2007, Tarlton effective August 23, 2007 and MMI effective September 4, 2007.  The results of operations for these businesses for the period of time subsequent to their acquisition have been included in the results of operations of the Specialty Manufacturing Division for the year ended December 31, 2007.

The following table shows our net sales, operating income and operating income as a percentage of net sales for each segment for the years ended December 31, 2005, 2006 and 2007.

	Year ended December 31,
(Dollars in millions)	2005	2006	2007
Net Sales
Morgan	$358.2	$379.4	$332.9
Morgan Olson	60.8	100.4	110.3
Truck Accessories	153.7	159.3	155.6
Specialty Manufacturing	95.7	155.9	195.2
Eliminations	(0.3)	0.4	(1.8)
Consolidated	$668.1	$795.4	$792.2
Operating Income (Loss)
Morgan	$20.7	$21.6	$15.4
Morgan Olson	(1.9)	2.8	(2.7)
Truck Accessories	8.3	3.5	3.2
Specialty Manufacturing	2.5	9.8	13.7
JBPCO (Corporate)	(5.1)	(8.9)	(9.4)
Consolidated	$24.5	$28.8	$20.2
Operating Margin Percentage
Morgan	5.8%	5.7%	4.6%
Morgan Olson	(3.1)%	2.8%	(2.4)%
Truck Accessories	5.4%	2.2%	2.1%
Specialty Manufacturing	2.6%	6.2%	6.9%
Consolidated	3.7%	3.6%	2.5%

The following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

•             Morgan’s sales of truck bodies, parts and services;

•             Morgan Olson’s sales of step van truck bodies, parts and services;

•             Truck Accessories’ sales of pickup truck caps and tonneaus and trailer door and window components; and

•             Specialty Manufacturing’s sales of specialty vehicles, including funeral coaches, buses and limousines, contract manufacturing services, packaging and other products.

Discounts, returns and allowances.  Our gross sales are reduced by discounts we provide to customers and returns and allowances in the ordinary course of our business.  We provide discounts as deemed necessary to generate sales volume and remain price competitive. Discounts include payment term discounts and discretionary discounts from list price.

Cost of sales.  Cost of sales represents the costs directly associated with manufacturing our products and generally varies with the volume of products produced. The components of cost of sales are materials, labor and overhead including transportation costs. We have experienced significant increases in transportation costs and in the cost of materials, such as aluminum, steel, fiberglass-reinforced plywood, lumber, fiberglass resin and plastic beads, that have affected our operating profit margins.  However, increased sales and the prices we charge for our products and the cost to transport them have mitigated the impact on our financial condition and results of operations. Additionally, we enter into supply contracts for some materials at a fixed price for up to one year and in some cases prepurchase bulk quantities of materials and source materials from overseas to manage materials costs. Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing and other costs including rent associated with manufacturing, indirect labor and other costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses are made up of the costs of selling our products and administrative costs related to information technology, accounting, finance, human resources and engineering. Costs include personnel and related costs, including travel, equipment and facility rent expense not associated with manufacturing activities, and professional services such as audit fees. Selling, general and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

Other income and expense.  Income and expenses that we incur during the year that are nonrecurring in nature and not directly comparable to the prior year are included in other income and expense or are separately identified.

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

Revenue recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. We classify amounts billed to customers related to shipping and handling as revenue. The costs associated with shipping and handling revenue are included in cost of sales.

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

Income taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established thereby reducing the deferred tax asset. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. We had alternative minimum tax credit carryforwards of approximately $0.8 million and $0.5 million at December 31, 2007 and 2006, respectively, for U.S. federal income tax purposes, which may be carried forward indefinitely.   We had a capital loss carryforward deferred tax asset of approximately $1.4 million at December 31, 2007 and 2006, which may be carried forward one year. As of December 31, 2007 and 2006, we have recorded a valuation allowance of an equal amount against the asset as it is uncertain as to whether we will generate future capital gains necessary to utilize the loss carryforward.  At December 31, 2007 and 2006, we had a state tax net operating loss carryforward deferred tax asset of $4.1 million, and at December 31, 2007 and 2006, we had recorded a valuation allowance of $2.5 million against the portion of which realization is uncertain.  We recognized a reduction in the valuation allowance of $1.0 million during 2005 which reduced the tax provision by an equal amount for the year.  We had Canadian tax net operating losses of approximately $6.7 million and $4.5 million and recognized a deferred tax asset of $2.1 million and $1.9 million as of December 31, 2007 and 2006, respectively.  As of December 31, 2007, we had recorded a valuation allowance of $0.8 million against the portion of the deferred tax asset for which realization is uncertain.  $4.5 million of Canadian tax net operating losses will be carried back to prior years.  The Canadian net operating loss carryforwards expire at various dates ranging from 1 to 20 years.  While our deferred tax assets, net of the valuation allowance, are considered realizable, actual amounts could be reduced if future taxable income is not achieved.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  In connection with the adoption of FIN 48, we recognized an increase of approximately $0.2 million to our net tax liabilities primarily related to uncertain state income tax positions, net of a federal tax benefit, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $1.6 million of unrecognized state tax liabilities, and a corresponding federal tax benefit of $0.4 million, which included $0.3 million of interest and penalties.  During 2007, we recorded an additional provision for uncertain state tax positions of $1.0 million, and a corresponding federal tax benefit of $0.3 million, related to prior year state tax positions and a state tax liability of $0.3 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions.  As of December 31, 2007, we had approximately $2.9 million of unrecognized tax benefits related primarily to uncertain state tax liabilities, and a corresponding federal benefit of $0.8 million, including $0.7 million of possible interest and the consequential late payment penalties, if assessed, of which $2.1 million, if recognized, would reduce our income tax provision in future periods.

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

Accounts receivable.  We provide credit to our customers in the ordinary course of business. We are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables.  Specialty Vehicle Group sells to certain customers on extended terms and retains title to the vehicle until payment is complete. The carrying amount of our accounts receivable approximates the fair value of the receivables because of their short-term nature with payment typically due within 30 days of transfer of title to the product. We establish an allowance for doubtful accounts on a case-by-case basis when we believe that we are unlikely to receive payment in full of amounts owed to us. We make a judgment in these cases based on available facts and circumstances and we may record a reserve against a customer’s account receivable. We reevaluate the reserves and adjust them as we obtain more information regarding the account. The collectibility of trade receivables could be significantly reduced if there is a greater than expected rate of defaults or if one or more significant customers experience financial difficulties or are otherwise unable to make required payments.

Goodwill, identified intangibles and long-lived assets impairment.  We perform a test of our goodwill for potential impairment annually as of October 1 as prescribed by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles.” The fair values of our reporting units are based on various valuation methods, including multiples of earnings derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations and discounted cash flow analysis. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our goodwill.  In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and indefinite- lived intangible assets should events or circumstances indicate a potential reduction in the fair value of those assets below their carrying value.  Lastly, on an annual basis, we determine that the remaining lives of identified amortizable intangible assets continue to be appropriate.

Comparison of 2007 to 2006

Sales.  Our consolidated net sales decreased $3.2 million, or 0.4%, to $792.2 million for 2007 compared to $795.4 million for 2006.  Excluding businesses acquired during 2007, consolidated net sales decreased $28.0 million, or 3.5%, to $767.4 million for 2007.

•             Morgan’s net sales decreased $46.5 million, or 12.3%, to $332.9 million for 2007 compared to $379.4 million for 2006.  After a 4.8% increase in sales in the six months ended June 30, 2007, sales declined $56.6 million, or 33.4%, in the six months ended December 31, 2007 as an industry-wide decline in demand for truck bodies took effect.  Shipments decreased 17.7% for the year offset by a 7.1% increase in the average unit price of a truck body. Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 83.0% of Morgan’s net sales in 2007, decreased $47.5 million, or 14.6%, to $276.9 million.  Consumer Rental sales increased $0.6 million, or 1.7% on a 6.0% increase in unit price which was offset by a 4.1% decrease in unit shipments.  Sales of parts and services increased $2.7 million to $15.7 million compared to $12.9 million last year.

•             Morgan Olson’s net sales increased $9.9 million, or 9.9%, to $110.3 million for 2007 compared to $100.4 million for 2006.  Step van body sales increased $5.9 million, or 7.1%, on a 4.8% increase in unit shipments.  Parts and service sales were $16.7 million in 2007 and $17.1 million in 2006.

•             Truck Accessories’ net sales decreased $3.7 million, or 2.4%, to $155.6 million for 2007 compared to $159.3 million for 2006.   Shipments of caps and tonneaus decreased by 7.5% to approximately 173,700 units.   Demand for caps and tonneaus is dependent on new pickup trucks sales which in the United States and Canada decreased 5.8% from the respective period last year to approximately 2.7 million units.

•             Specialty Manufacturing’s net sales increased by $39.3 million, or 25.2%, to $195.2 million for 2007 compared to $155.9 million for 2006.  Sales to customers in the energy services business excluding acquisitions increased 32.3% to $71.3 million compared to $53.9 million in 2006.  Acquisitions added an additional $24.8 million of sales for 2007.  Sales at the Specialty Vehicle Group decreased $1.6 million, or 2.2%, to $70.4 million compared to $72.0 million.  Demand for funeral products, coaches and family cars, declined in 2007 after increasing in 2006 in response to a new chassis introduction by Cadillac.  Sales of funeral products decreased $11.7 million, which was offset by an increase in limousine, bus and van sales of $10.1 million.

Backlog.  Consolidated backlog was $219.3 million as of December 31, 2007 compared to $198.1 million as of December 31, 2006.

•             Morgan’s backlog at December 31, 2007 was $62.0 million compared to $114.6 million at December 31, 2006. The decrease in backlog was due to a decrease in orders for retail units in the latter half of 2007.

•             Morgan Olson’s backlog was $43.5 million at December 31, 2007 compared to $25.1 million at December 31, 2006.  The increase was due primarily to an increase in UPS and DHL backlog of $16.7 million.

•             Truck Accessories’ backlog of approximately two weeks of production was $3.6 million at December 31, 2007 compared to $4.1 million as of December 31, 2006.

•             Specialty Manufacturing’s backlog at December 31, 2007 increased $56.1 million to $110.2 million compared to $54.1 million at December 31, 2006.  The backlog of machining services increased $50.4 million over last year; acquisitions accounted for $38.9 million of the increase.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $6.1 million, or 0.9%, to $707.2 million for 2007 compared to $701.1 million for 2006. Consolidated gross profit decreased by $9.4 million, or 9.9%, to $84.9 million (10.7% of net sales) for 2007 compared to $94.3 million (11.9% of net sales) for 2006.  Material, labor and overhead costs made up 56.9%, 15.2% and 20.3%, respectively, of cost of sales during 2007 and 55.6%, 14.9% and 19.4%, respectively, during 2006.  Excluding businesses acquired in 2007, cost of sales decreased $14.7 million, or 2.1%, and the gross profit was $80.8 million (10.5% of net sales).

•             Morgan’s gross profit decreased by $8.4 million, or 19.9%, to $33.8 million (10.2% of its net sales) for 2007 compared to $42.2 million (11.1% of its net sales) for 2006.  The decline in gross profit was due primarily to lower sales which at 2006 cost levels reduced gross profit by $5.6 million; however, a $1.0 million increase in overhead costs and a $3.3 million increase in material costs partly offset by labor productivity improvements that eliminated labor costs of $1.7 million increased the decline in gross profit in 2007 to $8.4 million.

•             Morgan Olson’s gross profit decreased by $4.5 million, or 52.1%, to $4.2 million (3.8% of its net sales) for 2007 compared to $8.7 million (8.7% of its net sales) for 2006.  The decrease in gross profit was due to increased material and overhead costs of $6.4 million partly offset by reduced labor costs of $1.0 million and the gross profit on the increased volume of about $0.8 million.  The increase in overhead costs included amounts resulting from events specific to 2007 for step van warranty repairs, unemployment insurance costs and costs associated with a failure to comply with environmental reporting requirements that totaled about $0.6 million.  Material cost increases relative to the amount of sales were primarily due to pricing errors on our products and increased scrap.

•             Truck Accessories’ gross profit declined by $3.5 million, or 17.9%, to $16.1 million (10.4% of its net sales) for 2007 compared to $19.6 million (12.3% of its net sales) for 2006. Gross profit decreased $3.5 million due to lower volumes ($0.4 million), increased labor and overhead of $6.2 million (of which we estimate $4.0 million was the result of production problems arising from the move of the Canadian operation to two plants in the U.S.) partly offset by a reduction in material costs of $3.1 million (primarily due to the benefits derived from the acquisition of a key component supplier, State Wide, in March 2006).

•             Specialty Manufacturing’s gross profit increased $7.1 million, or 30.0%, to $30.8 million (15.8% of its net sales) for 2007 compared to $23.7 million (15.2% of its net sales) for 2006.  Gross profit increased $11.2 million, or 120% at the machining services business including $4.2 million from acquisitions made during 2007, partly offset by a $4.1 million decline in gross profit at the Specialty Vehicle Group and the packaging business due primarily to lower production volumes.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $1.9 million, or 3.0%, to $64.9 million (8.2% of net sales) for 2007 compared to $63.0 million (7.9% of net sales) for 2006.  Excluding businesses acquired in 2007 selling, general and administrative expenses increased $0.2 million (also 8.2% of net sales).

•             Morgan’s selling, general and administrative expenses decreased $2.0 million, or 9.6%, to $18.7 million (5.6% of its net sales) for 2007 compared to $20.7 million (5.5% of its net sales) for 2006 due to lower spending on an Enterprise Resource Planning (ERP) implementation and lower sales commissions.

•             Morgan Olson’s selling, general and administrative expenses increased by $0.9 million, or 15.3%, to $6.9 million (6.2% of its net sales) for 2007 compared to $6.0 million (5.9% of its net sales) for 2006 due primarily to increased sales personnel and increased commissions.

•             Truck Accessories’ selling, general and administrative expenses decreased by $0.5 million, or 3.9%, to $12.9 million (8.3% of its net sales) for 2007 from $13.4 million (8.4% of its net sales) for 2006.

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $2.9 million, or 20.3%, to $17.0 million (8.7% of its net sales) for 2007 from $14.1 million (9.0% of its net sales) for 2006.  Businesses acquired in 2007 added $1.7 million of expense and expenses increased at the manufacturing services operations by $1.2 million due to higher sales commissions and executive incentive payments on improved performance.

•             Corporate selling, general and administrative expenses increased by $0.6 million, or 7.0%, to $9.5 million for 2007 from $8.9 million for 2006.  The increase was due to increases in ERP implementation costs of $1.1 million, acquisition-related costs of $0.5 million, costs associated with the documentation and testing of internal controls of $0.5 million and increases in casualty insurance reserves of $0.5 million all partly offset by a $2.0 million reduction in spending on manufacturing consultants.

Closed and excess facility costs. During 2007, Specialty Manufacturing’s packaging business closed its plant in Tennessee due to the loss of business resulting from the elimination of a product by a major customer.  Costs associated with the closure were $0.2 million.  During 2006, Truck Accessories announced a plan to close its manufacturing facility in Canada and move production of its Raider product line to other manufacturing locations. As a result of this decision, Truck Accessories recorded a closed and excess facility charge of $2.7 million during 2006.  The $2.7 million expense included approximately $1.1 million of noncash charges related to the write-down of property, plant and equipment.  The charge also included estimated personnel costs. Manufacturing operations ceased at this location effective February 2007.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased by $8.6 million, or 29.9%, to $20.2 million (2.5% of net sales) for 2007 from $28.8 million (3.6% of net sales) for 2006.

•             Morgan’s operating income decreased by $6.2 million, or 28.7%, to $15.4 million (4.6% of its net sales) for 2007 compared to $21.6 million (5.7% of its net sales) for 2006.

•             Morgan Olson’s operating income decreased by $5.5 million to a loss of $2.7 million for 2007 from income of $2.8 million (2.8% of its net sales) for 2006.

•             Truck Accessories’ operating income decreased by $0.3 million, or 9.3%, to $3.2 million (2.1% of its net sales) for 2007 compared to $3.5 million (2.2% of its net sales) for 2006.

•             Specialty Manufacturing’s operating income increased by $3.9 million, or 40.7%, to $13.7 million (7.0% of its net sales) for 2007 compared to $9.8 million (6.2% of its net sales) for 2006.  Acquisitions contributed $2.5 million of operating income during the year.

•             Corporate expenses increased $0.6 million to $9.5 million for 2007 compared to $8.9 million for 2006.

Interest expense (income).   Interest expense decreased $0.2 million, or 1.2%, to $18.7 million (2.4% of net sales) for 2007 compared to $18.9 million (2.4% of net sales) for 2006.  The decrease was due to about $0.6 million of capitalized interest associated with our ERP project.  We earned $0.9 million of interest income on our cash and cash equivalents during 2007 compared to $1.8 million during 2006 as a result of the decrease in cash and cash equivalents.

Income taxes. The effective income tax rate was 134% and 29% of income before income taxes for 2007 and 2006, respectively.  The income tax provision for 2007 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.7 million increase in the valuation allowance for foreign net operating loss carryforwards and $1.0 million increase in reserves for uncertain tax positions. The income tax provision for 2006 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.7 million benefit from an increase in the state net operating loss carryforwards and other items.

Comparison of 2006 to 2005

Sales.  Our consolidated net sales increased $127.3 million, or 19.0%, to $795.4 million for 2006 compared to $668.1 million for 2005.

•             Morgan’s net sales increased $21.2 million, or 5.9%, to $379.4 million for 2006 compared to $358.2 million for 2005.  Truck body sales increased $21.1 million or 6.2%.  The increase was due primarily to a 5.5% increase in the average unit price of a truck body and a 0.7% increase in the number of units shipped.  Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 85% of Morgan’s net sales in 2006, increased $15.5 million, or 5.0%, to $324.4 million.  Consumer Rental sales increased $5.7 million, or 6.2%, on an 11.0% increase in unit shipments.  Sales of parts and services increased slightly to $12.9 million compared to $11.5 million in 2005.  Discounts decreased slightly to $9.9 million or 2.6% of net sales in 2006 compared to $10.6 million or 3.0% of net sales in 2005.

•             Morgan Olson’s net sales increased $39.6 million, or 65.1%, to $100.4 million for 2006 compared to $60.8 million for 2005.  Step van body sales increased $39.7 million, or 91.0%, on an 82.0% increase in unit shipments.  The increase in unit shipments was due primarily to a 200% increase in sales to UPS from approximately 1,118 units in 2005 to 3,340 units in 2006.  Parts and service sales were $18.1 million in 2006 and 2005.

•             Truck Accessories’ net sales increased $5.6 million, or 3.6%, to $159.3 million for 2006 compared to $153.7 million for 2005.   Excluding State Wide, which was acquired in March 2006, sales revenue decreased 3.8% or $5.9 million.  Shipments of caps and tonneaus decreased by 9.2% partially offset by a 5.4% increase in the average price per unit.   Pickup truck sales in the United States and Canada decreased 10.1% during 2006 compared to 2005.

•             Specialty Manufacturing’s net sales increased by $60.2 million, or 62.9%, to $155.9 million for 2006 compared to $95.7 million for 2005.  Sales to customers in the energy services business increased 46.5% to $41.8 million compared to $28.6 million during 2005.  Specialty Vehicle Group’s sales increased $49.3 million, or 218%, due to the acquisition of Eagle Coach on January 3, 2006 and $29.1 million, or 128.5%, due to the acquisition of Federal Coach on June 6, 2005.

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

•             Specialty Manufacturing’s backlog at December 31, 2006 increased $16.6 million to $52.3 million compared to $35.7 million at December 31, 2005.  The backlog of machining services increased $14.7 million over 2005.

Cost of sales and gross profit.  Our consolidated cost of sales increased by $108.0 million, or 18.2%, to $701.1 million for 2006 compared to $593.1 million for 2005. Consolidated gross profit increased by $19.3 million, or 25.7%, to $94.3 million (11.9% of net sales) for 2006 compared to $75.0 million (11.2% of net sales) for 2005.  Material, labor and overhead costs made up 55.6%, 14.9% and 19.4%, respectively, of cost of sales during 2006 and 52.9%, 15.2% and 20.7%, respectively, during 2005.

•             Morgan’s gross profit increased by $2.6 million, or 6.6%, to $42.2 million (11.1% of its net sales) for 2006 compared to $39.6 million (11.1% of its net sales) for 2005.

•             Morgan Olson’s gross profit increased by $6.5 million, or 289.2%, to $8.7 million (8.7% of its net sales) for 2006 compared to $2.2 million (3.7% of its net sales) for 2005.  The increase in gross profit was due to improved labor efficiencies and overhead absorption on higher production volumes.

•             Truck Accessories’ gross profit declined by $2.0 million, or 9.2%, to $19.6 million (12.3% of its net sales) for 2006 compared to $21.6 million (14.0% of its net sales) for 2005. Gross profit decreased $3.9 million excluding the results of State Wide which was acquired in March 2006.  The decline in gross profit can be attributed to lower volumes, delivery inefficiencies, and ongoing labor issues at our Raider plant partially offset by reduced material component costs as a result of the acquisition of State Wide.

•             Specialty Manufacturing’s gross profit increased $12.1 million, or 104.2%, to $23.7 million (15.2% of its net sales) for 2006 compared to $11.6 million (12.1% of its net sales) for 2005.  The acquisition of Eagle Coach on January 3, 2006 added $3.7 million to gross profit for the Specialty Vehicle Group which contributed $10.1 million of gross profit in 2006 compared to $1.9 million in 2005.  The remaining operations of Specialty Manufacturing increased gross profit by $3.9 million, or 40.2%.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $13.0 million, or 26.0%, to $63.0 million (7.9% of net sales) for 2006 compared to $50.0 million (7.5% of net sales) for 2005.

•             Morgan’s selling, general and administrative expenses increased $1.8 million, or 9.7%, to $20.7 million (5.5% of its net sales) for 2006 compared to $18.9 million (5.3% of its net sales) for 2005.  The majority of the increase was due to $1.4 million of expenses related to a new ERP system being implemented.

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

•             Specialty Manufacturing’s selling, general and administrative expenses increased by $4.9 million, or 52.5%, to $14.1 million (9.0% of its net sales) for 2006 from $9.2 million (9.6% of its net sales) for 2005. The acquisition of Eagle Coach in 2006 added $2.2 million and the acquisition of Federal Coach in June 2005 added $2.1 million of expenses 2006.

•             Corporate selling, general and administrative expenses increased by $3.8 million, or 74.2%, to $8.9 million for 2006 from $5.1 million for 2005, primarily due to approximately $0.5 million in executive severance pay and  $3.2 million of consulting costs related to our productivity initiatives.

Closed and excess facility costs. During the fourth quarter of 2006, Truck Accessories announced a plan to close its manufacturing facility in Canada and move production of its Raider product line to other manufacturing locations. As a result of this decision, Truck Accessories recorded a closed and excess facility charge of $2.7 million during this period.  The $2.7 million expense includes approximately $1.1 million of noncash charges related to the write-down of property, plant and equipment.  The charge also included estimated personnel costs. Manufacturing operations ceased at this location effective February 2007.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $4.2 million, or 17.2%, to $28.8 million (3.6% of net sales) for 2006 from $24.5 million (3.7% of net sales) for 2005.

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

Income taxes. The effective income tax rate was 29% and 34% of income before income taxes for 2006 and 2005, respectively.  The income tax provisions for 2006 and 2005 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.7 million increase in the state net operating loss carryforwards and a $1.0 million reduction in the valuation allowance that reduced the income tax provision in 2006 and 2005, respectively, and other various items.

Liquidity and capital resources

Historically, we have funded our operations with cash available from the proceeds of our 8.75% Notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2007 was $83.3 million compared to $112.3 million at December 31, 2006.  Our cash and cash equivalents decreased by $22.6 million as a result of cash paid for acquisitions during 2007 of $41.7 million and capital expenditures of $14.3 million less cash provided by operating activities of $30.8 million.  Excluding cash and cash equivalents, working capital decreased $6.4 million, primarily as a result of a decrease in accounts receivable of $14.8 million partly offset by an increase in inventories of $4.5 million and decreases in accounts payable and accrued expenses of $1.6 million.  Average accounts receivable days sales outstanding at December 31, 2007 were approximately 24 compared to 31 at December 31, 2006 and inventory turns during 2007 were approximately 8.8 compared to 9.2 during 2006.  Excluding vehicle chassis at Specialty Vehicle Group (vehicle chassis remain in inventory for extended periods of time and amounted to $11.7 million and $10.9 million at December 31, 2007 and 2006, respectively) inventory turns were 10.7 for both 2007 and 2006.

Operating cash flows.  Operating activities during 2007 generated cash of $30.8 million compared to $3.0 million during 2006 and $14.6 million during 2005. The increase in net cash generated by operating activities during 2007 was due primarily to a decrease in working capital, primarily accounts receivable and inventories of $25.2 million.

The decrease in cash from operating activities during 2006 compared to 2005 was due principally to an increase in working capital.

Investing cash flows.  Net cash used in investing activities increased $42.8 million in 2007 compared to 2006.  During 2007 cash paid for acquisitions increased $27.8 million to $41.7 million and capital expenditures increased $0.4 million.  During 2006 we realized proceeds from the sale of short-term investments of $15.3 million that was not repeated in 2007.

We acquired Richard’s Manufacturing effective April 30, 2007 for cash of $12.6 million, Tarlton effective August 23, 2007 for cash of $18.4 million and MMI effective September 4, 2007 for cash of $10.6 million.  These acquisitions were paid for with proceeds from our 8.75% Note offerings and cash generated by operations.

Capital expenditures during 2007 were $14.3 million comprised primarily of machinery and equipment of $10.0 million at Specialty Manufacturing and molds of $4.0 million at Truck Accessories.  We acquired approximately $4.6 million of equipment under capital leases that were not included in capital expenditures. As of December 31, 2007, we had no significant open commitments for capital expenditures.

During 2006, we realized proceeds of $15.3 million from the sale of short-term investments compared to a net increase in short-term investments of $10.3 million in 2005.  We acquired two companies in 2006 for a combined purchase price of $13.9 million, compared to $12.3 million paid in 2005 for one acquisition.  Capital expenditures decreased $1.6 million to $13.9 million in 2006 and were comprised primarily of information technology costs related to the new ERP system of $3.6 million, machinery and equipment of $5.4 million and molds of $2.0 million at Truck Accessories.  We acquired approximately $4.1 million of equipment under capital leases that were not included in capital expenditures.

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

Financing cash flows.  Net cash provided by financing activities totaled $1.5 million in 2007, an increase of $3.0 million compared to the prior year due to borrowings under our revolving credit agreement of $3.6 million.  Our Revolving Credit Agreement expired March 15, 2008, however neither party to the agreement gave notice of termination and it became effective for an additional year ending on March 15, 2009.

During 2005, we generated $45.0 million of cash from financing activities for 2005 as the result of obtaining $45.0 million in aggregate principal amount from our sale of 8.75% Notes (see below) at a 5% premium, the net proceeds of which were approximately $46.4 million of increased cash and short-term investments.

Long-term debt.  At December 31, 2007, our long-term debt was $210.0 million and was comprised of $201.5 million of our 8.75% Notes, which included an unamortized premium on the sale of the Notes of $1.5 million, and $8.5 million of capital lease obligations.

On January 27, 2005, we completed an offer to sell $45.0 million of our 8.75% Notes at a premium of 5% over par on the same terms as the original issue.  Net proceeds of approximately $46.4 million increased cash and short-term investments.

At December 31, 2007, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 2.3 to 1.0. As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our indenture and revolving credit facility restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the indenture and revolving credit facility.

The revolving credit facility provides for available borrowings of up to $30.0 million in revolving loans. We have the option, subject to certain conditions, to increase the amount we are permitted to borrow under the facility to $50.0 million. As of December 31, 2007, we believe we have satisfied those conditions. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are secured by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million of letters of credit. As of December 31, 2007, we had $3.6 million of borrowings under the facility, $2.4 million of letters of credit outstanding and our borrowing base would have supported debt borrowings of the entire $30.0 million under our revolving credit facility.

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

Commitments and capital expenditures

We have entered into an agreement with a major paint manufacturer to which Truck Accessories, Morgan, Morgan Olson and Specialty Vehicle Group are committed to buying principally all of their automotive paint for five years.  We receive favorable pricing in return for the commitment and estimate that we will purchase approximately $10 million of paint products during 2008 under this agreement.  We sometimes commit to the purchase of aluminum based on expected levels of future production and at December 31, 2007 Morgan and Morgan Olson had a combined commitment of $16.2 million.  We did not have any material commitments to acquire new capital equipment as of December 31, 2007.

Certain cash contractual obligations of ours as of December 31, 2007 are summarized in the table below.

Obligations (Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
8.75% Notes	$200.0	$—	$—	$—	$200.0
Operating leases	25.4	8.5	11.4	4.0	1.5
Capital leases	8.4	2.4	3.9	2.1	—
Total	$233.8	$10.9	$15.3	$6.1	$201.5

Other matters

We are significantly leveraged and will continue to be significantly leveraged. We had $18.3 million of stockholder’s equity at December 31, 2007 and 2006. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 23% of 2007 consolidated net sales and our top ten customers accounted for 41% of our 2007 consolidated net sales.

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

Historically, inflation has not materially affected our business; however, a rapid acceleration of material price inflation reduced our operating profit margins during 2005 and 2004.  We believe that we have increased our selling prices to levels necessary to offset the raw material cost inflation that was experienced during both 2005 and 2004.  We implemented further price increases at Morgan, Truck Accessories and Specialty Manufacturing during 2006 and 2007 but cannot predict the impact, if any, of future raw material price increases on our profitability.  Operating expenses, such as salaries and team member benefits, are subject to normal inflationary pressures.

During 2006, we paid $0.3 million in fees to Southwestern Holdings, Inc. (“Southwestern”), which is wholly owned by Mr. Poindexter, for services provided by Mr. Poindexter during 2006. Beginning in July 2006, Mr. Poindexter began receiving a salary from the Company.  Southwestern is a named insured under the Company’s general liability and excess umbrella insurance policies.  During 2007, Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its team members.  The outcome of the lawsuit or the amount of any settlement cannot be estimated, however, in the event a settlement exceeds Southwestern’s separate insurance coverage, coverage will be provided by the Company’s policies and the Company will be liable up to the amount of the deductible or $0.3 million.  Any deductible amounts or increased premiums incurred by the Company will be reimbursed by Southwestern.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. The standard also establishes additional disclosure requirements.  The Company has not yet determined the effect of adopting this standard, which is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment to FASB Statements No. 87, 88, 106 and 132(R).  This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and the transition asset or obligation.  The Company adopted this standard during fiscal year 2007 as required without any significant impact on the Company’s financial position, results of operations or cash flow.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  The Company has not yet determined the effect of adopting this standard, which is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of this standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially deferred the effective date of this standard to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties and disclosure.  In connection with the adoption of FIN 48, we recognized an increase of approximately $0.2 million to our net tax liabilities primarily related to uncertain state income tax positions, net of a federal tax benefit, which was accounted for as a reduction to retained earnings as of January 1, 2007.  During 2007, we recorded an additional provision for uncertain state tax positions of $1.0 million, and a corresponding federal tax benefit of $0.3 million, related to prior year tax positions and a tax provision of $0.3 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions.  As of December 31, 2007, we had approximately $2.9 million of unrecognized tax benefits related primarily to uncertain state tax liabilities, net of a federal tax benefit of $0.8 million, including $0.7 million of possible interest and penalties of which $2.1 million, if recognized, will reduce our income tax provision in future periods.

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

Variable-rate debt.  We have $3.6 million of borrowings outstanding under our revolving credit facility. The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.

Fixed-rate debt.  As of December 31, 2007, the Company had $200.0 million of 8.75% Notes outstanding, with an estimated fair value of approximately $167.5 million and $130.0 million based upon the traded value at December 31, 2007 and March 24, 2008, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $7.5 million as of December 31, 2007

Foreign currency.  Morgan had a manufacturing plant in Canada during 2007 that generated sales of approximately $18.2 million for the year. The functional currency of our Canadian operations is the Canadian dollar.  Specialty Manufacturing has a plant in Mexico; however, the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

Item  8.             Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

As disclosed in Notes 2 and 13 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” effective January 1, 2007.

/s/ CROWE CHIZEK AND COMPANY LLC

South Bend, Indiana
April 3, 2008

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$6,684	$29,304
Accounts receivable, net	52,446	67,227
Inventories, net	79,443	74,954
Deferred income taxes	2,038	1,771
Income tax receivable	5,665	—
Prepaid expenses and other	2,430	1,735
Total current assets	148,706	174,991
Property, plant and equipment, net	80,125	60,615
Goodwill	35,317	29,814
Intangible assets, net	19,656	11,414
Deferred income taxes	252	1,135
Other assets	13,097	14,414
Total assets	$297,153	$292,383
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,669	$1,934
Borrowings under revolving credit facility	3,637	—
Accounts payable	31,925	32,790
Accrued compensation and benefits	8,841	11,142
Accrued income taxes	—	23
Other accrued liabilities	18,373	16,835
Total current liabilities	65,445	62,724
Noncurrent liabilities
Long-term debt, less current portion	207,313	205,679
Employee benefit obligations and other	6,126	5,646
Total noncurrent liabilities	213,439	211,325
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	1,017	76
Accumulated deficit	(2,234)	(1,228)
Total stockholder’s equity	18,269	18,334
Total liabilities and stockholder’s equity	$297,153	$292,383

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years ended December 31,
	2007	2006	2005
Net sales	$792,161	$795,379	$668,118
Cost of sales	707,244	701,111	593,120
Gross profit	84,917	94,268	74,998
Selling, general and administrative expense	64,914	63,034	49,965
Closed and excess facility costs	166	2,678	377
Other expense (income)	(323)	(202)	127
Operating income	20,160	28,758	24,529
Interest expense	18,698	18,929	18,452
Interest income	(877)	(1,766)	(1,617)
Income from operations before income taxes	2,339	11,595	7,694
Income tax provision	3,124	3,370	2,582
Net income (loss)	$(785)	$8,225	$5,112

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

For the years ended December 31, 2007, 2006 and 2005	Shares of common stock	Common stock and paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
January 1, 2005	3,059	$19,486	$(14,937)	$73	$4,622
Net income	—	—	5,112	—	5,112
Translation adjustment	—	—	—	(172)	(172)
Unrealized gain on short-terminvestments	—	—	—	89	89
Comprehensive income					5,029
December 31, 2005	3,059	19,486	(9,825)	(10)	9,651
Cumulative effect adjustment,adoption of SAB No. 108, net of tax	—	—	372	—	372
Net income	—	—	8 ,225	—	8,225
Translation adjustment	—	—	—	86	86
Comprehensive income					8,311
December 31, 2006	3,059	19,486	(1,228)	76	18,334
Adjustment for adoption of FIN 48	—	—	(221)	—	(221)
Net loss	—	—	(785)	—	(785)
Translation adjustment	—	—	—	941	941
Comprehensive income					156
December 31, 2007	3,059	$19,486	$(2,234)	$1,017	$18,269

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(785)	$8,225	$5,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,063	12,017	10,360
Amortization of debt issuance costs	791	761	598
Closed and excess facility costs	—	1,161	377
Provision for excess and obsolete inventory	1,796	1,397	563
Provision for doubtful accounts receivable	64	333	195
Loss (gain) on sale of property, plant and equipment	(81)	(7)	223
Deferred income tax provision (benefit)	616	(434)	834
Operating cash flows from discontinued operations	—	—	(319)
Other	(178)	393	(63)
Change in assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable	17,571	(13,092)	2,437
Inventories	7,635	(14,655)	(1,045)
Prepaid expenses and other	(533)	(103)	(1,647)
Accounts payable	(4,256)	1,412	910
Accrued income taxes	(4,414)	1,784	(2,481)
Other accrued liabilities	(2,520)	3,847	(1,410)
Net cash provided by operating activities	30,769	3,039	14,644
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,673)	(13,897)	(12,270)
Proceeds from disposition of business, property, plant and equipment	89	214	58
Purchase of property, plant and equipment	(14,312)	(13,874)	(15,501)
Purchases of short-term investments	—	—	(53,728)
Proceeds from sale of short-term investments	—	15,266	43,462
Issuance of insurance collateral deposits	(348)	(659)	—
Other	455	—	—
Net cash used in investing activities	(55,789)	(12,950)	(37,979)
Cash flows from financing activities:
Net proceeds from revolving credit facility	3,637	—	—
Proceeds from long-term debt	—	—	47,251
Payments of long-term debt and capital leases	(2,177)	(1,583)	(1,047)
Debt issuance costs	—	—	(1,197)
Net cash provided by (used in) financing activities	1,460	(1,583)	45,007
Effect of exchange rate on cash	940	(57)	(249)
Change in cash and cash equivalents	(22,620)	(11,551)	21,423
Cash and cash equivalents, beginning of year	29,304	40,855	19,432
Cash and cash equivalents, end of year	$6,684	$29,304	$40,855

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

The Company acquired six businesses during the three years ended December 31, 2007 (see Note 4).

The Company’s operating segments are as follows:

Morgan Truck Body, LLC (“Morgan”) manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks).  Morgan’s operations include its Canadian subsidiary Commercial Babcock, Inc.  The truck bodies are attached to truck chassis provided by its customers.  Customers include truck rental and leasing companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood, hardwoods and oil acquired from a variety of sources.

Morgan Olson, LLC (“Morgan Olson”) manufactures step van bodies for parcel, food, newspaper, uniform, linen and other delivery applications. Step vans are specialized vehicles designed for multiple stop applications and enable the driver of the truck to easily access the cargo area. Morgan Olson manufactures the complete truck body, including the installation of windows, doors, instrument panels, seating, wiring and painting. The step van bodies are installed on truck chassis provided by Morgan Olson’s customers. The principal raw materials used by Morgan Olson include steel and aluminum and a variety of automotive components.

Truck Accessories Group, LLC (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories’ brands include Leer, Century, Raider, Pace Edwards and State Wide Aluminum, which was acquired on March 17, 2006 (see Note 4).  The principal raw materials used by Truck Accessories are resin, fiberglass, paint, glass and manufactured components such as locks and gas struts.

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC Group”), and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  The Specialty Vehicle Group manufactures funeral coaches, limousines and specialty buses.  MIC Group acquired three companies during 2007. Effective April 30, August 23, and September 4, 2007, it acquired Richard’s Manufacturing Co., Inc. (Richard’s Manufacturing”), Tarlton Supply Company (“Tarlton”), and Machine and Manufacturing I, Inc. (“MMI”), respectively. MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries, and other general industries. EFP molds, fabricates and markets expandable foam products used as packaging, shock absorbing and materials handling products primarily by the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators. The principal raw materials used by Specialty Manufacturing are ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys, aluminum, expandable polystyrene, polypropylene, polyethylene and other resins.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.

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

Short-Term Investments.  Short-term investments, considered to be available-for-sale investments, include auction rate municipal bond securities with original maturities beyond three months.  Available-for-sale investments are those which the Company may decide to sell if needed for liquidity, asset-liability management or other reasons.  Available-for-sale investments are reported at fair value with unrealized gains or losses included as a separate component of equity.  There were no investments in auction rate securities at December 31, 2007 or 2006. Unrealized gains or losses on auction rate securities at December 31, 2005 totaled an $89 loss.

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

Accounts Receivable.  The Company sells to customers as is customary in its industries and typically extends its customers 30-day payment terms.  Interest is charged on accounts receivable in cases where there is an economic reason for extended terms.  Discounts are allowed for early payment but only if economically justified based on our cost of capital.  Accounts receivable is stated net of an allowance for doubtful accounts of $1,182 and $1,547 at December 31, 2007 and 2006, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31 was:

	2007	2006	2005
Balance at the beginning of the year	$1,547	$1,490	$933
Provision for losses	64	333	195
Charge-offs	(301)	(340)	(153)
Recoveries	(128)	(3)	30
Acquisitions	—	67	425
Balance at the end of the year.	$1,182	$1,547	$1,490

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

Property, Plant and Equipment.  Property, plant and equipment, including property under capital leases, are stated at cost.  The cost of property under capital leases represents the present value of the future minimum lease payments at the inception of the lease.  Depreciation and amortization is computed by using the straight-line

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

method over the estimated useful lives of the applicable assets or over the shorter of the lease term or the estimated useful life of leasehold improvements.  The cost of maintenance and repairs is charged to operating expense as incurred and the cost of major replacements and significant improvements is capitalized.  The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years.  Amortization of debt issuance costs is included in interest expense.

Evaluation of Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  As indicated in Note 6, the Company recorded impairment charges in 2006 and 2005.

Warranty.  Morgan provides product warranties for periods of up to five years.  Morgan Olson provides a warranty period, which is one year or 12,000 miles for components, three years or 36,000 miles for paint, and five years or 50,000 miles for the van body structure.  Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure.  The Specialty Vehicle Group provides a warranty on its products for a period of 48 months or 50,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 36 months or 50,000 miles on the body and parts manufactured for bus bodies, and 48 months or 100,000 miles on the section of the body and parts manufactured for limousines.  The remaining operations of Specialty Manufacturing do not provide a warranty on their products.  A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims.  The Company had accrued warranty costs of $4,343 and $4,185 at December 31, 2007 and 2006, respectively.  The activity in the accrued warranty cost accounts for the years ended December 31 was:

	2007	2006	2005
Balance at the beginning of the year	$4,185	$4,255	$4,233
Provision for losses	3,002	4,362	4,136
Charge-offs	(2,844)	(4,545)	(4,180)
Acquisitions	—	113	66
Balance at the end of the year	4,343	4,185	4,255
Less: Short-term	2,089	1,795	2,219
Long-term	$2,254	$2,390	$2,036

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2007, 2006 and 2005, advertising expense was $3,606, $3,474 and $3,340, respectively, and R&D expense was $3,476, $3,495 and $2,240, respectively.

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

The Company accounts for uncertain tax positions in accordance with FIN 48, which was adopted effective January 1, 2007. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Self-Insurance Risks.  The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and health care insurance.  The Company records an actuarially determined, fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends.  Changes in management’s assumptions may result in a different self-insurance reserve.

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

Comprehensive Income. Comprehensive income consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale investments, which are also recognized as separate components of equity.

Translation of Foreign Financial Statements.  Assets and liabilities of foreign operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the year.  Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholder’s equity until the foreign operations are sold or substantially liquidated.  Gains or losses resulting from foreign currency transactions (transactions that require settlement in a currency other than the Company’s functional currency) are included in net income (loss).

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Recent Accounting Pronouncements.  In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  The Company adopted the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006.  As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of $372, net of tax of $159, as of January 1, 2006.  This adjustment resulted from the Company overstating liabilities for certain compensation agreements, which was deemed immaterial to the financial statements in each respective period.  This misstatement, decreasing net income in the year reported, originated as follows: 2005 — $81; 2004 — $81; and prior to 2004— $210.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115,” which allows an entity to choose to measure certain financial instruments and liabilities at fair value.  Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. The standard also establishes additional disclosure requirements.  The Company has not yet determined the effect of adopting this standard, which is effective for fiscal year beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment to FASB Statements No. 87, 88, 106 and 132(R).  The Company adopted this standard during fiscal year 2007 as required, without any significant impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  The Company has not yet determined the effect of adopting this standard, which is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of this standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially deferred the effective date of this standard to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

In July 2006, the FASB released Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.”  The Company adopted this Interpretation on January 1, 2007.  See Note 13.

3.           Segment Data

The Company operates and manages its subsidiaries within the separate business segments described in Note 1.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

Net Sales	2007	2006	2005
Morgan	$332,926	$379,434	$358,216
Morgan Olson	110,291	100,361	60,793
Truck Accessories	155,564	159,310	153,726
Specialty Manufacturing	195,163	155,856	95,658
Eliminations	(1,783)	418	(275)
Net Sales	$792,161	$795,379	$668,118

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Operating Income	2007	2006	2005
Morgan	$15,384	$21,576	$20,771
Morgan Olson	(2,680)	2,778	(1,942)
Truck Accessories	3,196	3,524	8,327
Specialty Manufacturing	13,726	9,759	2,470
JBPCO (Corporate)	(9,466)	(8,879)	(5,097)
Operating Income	$20,160	$28,758	$24,529

Depreciation and Amortization Expense	2007	2006	2005
Morgan	$2,472	$2,241	$2,661
Morgan Olson	1,210	958	901
Truck Accessories	4,237	4,233	3,701
Specialty Manufacturing	7,028	4,547	3,066
JBPCO (Corporate)	56	38	31
Depreciation and Amortization Expense	$15,003	$12,017	$10,360

Total Assets as of December 31,	2007	2006
Morgan	$60,146	$93,295
Morgan Olson	27,865	28,333
Truck Accessories	69,059	67,435
Specialty Manufacturing	133,650	82,872
JBPCO (Corporate)	6,433	20,448
Identifiable Assets	$297,153	$292,383

Capital Expenditures	2007	2006	2005
Morgan	$1,361	$1,764	$2,953
Morgan Olson	958	328	599
Truck Accessories	5,044	3,569	4,457
Specialty Manufacturing	6,671	4,485	6,740
JBPCO (Corporate)	278	3,728	752
Capital Expenditures	$14,312	$13,874	$15,501

Morgan has two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 55%, 46% and 47% of Morgan’s net sales during 2007, 2006 and 2005, respectively.  Accounts receivable from these customers totaled $3,023 and $8,876 at December 31, 2007 and 2006, respectively.  Specialty Manufacturing has one customer in the international oil-field service industry that accounted for approximately 18%, 15% and 15% of Specialty Manufacturing’s net sales during 2007, 2006 and 2005, respectively.  Accounts receivable from this customer totaled $ 3,828 and $2,622 at December 31, 2007 and 2006, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Morgan Olson has one customer that accounted for approximately 37%, 38% and 27% of Morgan Olson’s net sales during 2007, 2006 and 2005, respectively.  Accounts receivable from this customers were $2,044 and $667 at December 31, 2007 and 2006, respectively.  During 2007 two of Morgan Olson’s customers representing 18% of Morgan Olson’s net sales financed their purchases through a third party, at December 31, 2007 accounts receivable form the third party were $3,200.  Morgan Olson shipped truck bodies and spare parts to its Canadian customers and used Morgan’s Canadian operations as an intermediary in the transaction.

The Company, on a consolidated basis, has two customers that accounted for approximately, 22%, 22% and 25% of total net sales during 2007, 2006 and 2005, respectively.  Accounts receivable from these customers totaled $2,652 and $8,375 at December 31, 2007 and 2006, respectively.  These are customers of Morgan.

The Company’s operations are located principally in the United States.  However, Morgan has operations located in Canada and Specialty Manufacturing has operations in Mexico.  Long-lived assets relating to these foreign operations were $11,664 and $10,185 at December 31, 2007 and 2006, respectively.  Consolidated net sales included $29,706, $29,610 and $21,476 in 2007, 2006 and 2005, respectively, of sales to customers outside the United States.

JBPCO (Corporate) operating expenses for all periods comprise the costs of the parent company office and personnel who provide strategic direction and support to the subsidiary companies.  The JBPCO (Corporate) costs of $9,466, $8,879 and $5,097 for 2007, 2006 and 2005, respectively, included consulting fees associated with manufacturing process improvements of $1,200 and $3,200 in 2007 and 2006, respectively.

4.             Acquisitions

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
$6,457

Effective April 30, 2007, the MIC Group acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”). Richard’s Manufacturing is a precision machining business located in Duncan, Oklahoma and operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Richard’s Manufacturing’s operations have been included in the consolidated financial statements since that date.

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $12,635.  The Company has completed its valuation of certain intangible assets.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Richard’s Manufacturing	April 30, 2007
Accounts receivable	$755
Inventories	1,305
Other current assets	226
Property, plant and equipment	3,397
Goodwill	3,843
Acquired intangibles	3,890
Current liabilities	(781)
$12,635

Effective August 23, 2007, the MIC Group acquired all of the common stock of Tarlton Supply Company (“Tarlton”). Tarlton is a precision machining and assembly business located in Brenham, Texas and operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Tarlton’s operations have been included in the consolidated financial statements since that date.

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $18,435.  The Company has completed its valuation of certain intangible assets and the following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Tarlton	August 23, 2007
Accounts receivable	$2,793
Inventories	8,394
Other current assets	66
Property, plant and equipment	6,502
Goodwill	1,334
Acquired intangibles	2,430
Current liabilities	(3,049)
Other long-term liabilities	(35)
$18,435

Effective September 4, 2007, the Company acquired all of the common stock of Machine and Manufacturing I, Inc. (“MMI”). MMI is a precision machining business located in Houston, Texas and operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of MMI’s operations have been included in the consolidated financial statements since that date.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $10,603.  The Company has completed its valuation of certain intangible assets.  The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

MMI	September 4, 2007
Inventories	$3,457
Property, plant and equipment	4,431
Goodwill	326
Acquired intangibles	2,575
Current liabilities	(186)
$10,603

The combined results of operations of the Company for the years ended December 31, 2007, 2006 and 2005 including Federal Coach, Eagle Coach, State Wide, Richards, Tarlton and MMI as if acquired on the first day of the year of their acquisition and one immediately preceding year on an unaudited pro forma basis would be as follows:

	2007	2006	2005
Net sales	$827,536	$849,924	$731,378
Operating income	25,930	34,825	27,249
Net income	2,530	11,716	6,748

5.             Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2007	2006
Raw materials	$40,820	$46,217
Work in process	26,661	21,563
Finished goods	11,962	7,174
Total inventories	$79,443	$74,954

Inventories are stated net of an allowance for excess and obsolete inventory of $1,707 and $1,919 at December 31, 2007 and 2006, respectively.  The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31 was:

	2007	2006	2005
Balance at the beginning of the year	$1,919	$2,529	$2,753
Provision for losses	1,796	1,397	563
Charge-offs	(1,748)	(2,049)	(1,137)
Recoveries	(260)	—	—
Acquisitions	—	42	350
Balance at the end of the year	$1,707	$1,919	$2,529

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

6.             Property, Plant and Equipment

Property, plant and equipment, as of December 31, 2007 and 2006, consisted of the following:

	Range of Useful Lives in years	2007	2006
Land	—	$4,877	$4,785
Buildings and improvements	5-25	33,522	29,339
Machinery and equipment	3-10	125,421	104,787
Furniture and fixtures	2-10	15,763	15,861
Transportation equipment	2-10	5,828	5,672
Leasehold improvements	3-10	6,843	6,700
Construction in progress	—	5,660	6,365
		197,914	173,509
Accumulated depreciation and amortization		(117,789)	(112,894)
Property, plant and equipment, net		$80,125	$60,615

Machinery and equipment included approximately $13,899 and $8,539 of equipment at cost recorded under capital leases as of December 31, 2007 and 2006, respectively, and accumulated depreciation of approximately $3,976 and $2,602 at December 31, 2007 and 2006, respectively.

In 2007, the Company capitalized $569 of interest costs incurred related to constructed assets in progress.

In the fourth quarter of 2006, the Company decided to close its remaining Truck Accessories’ Canadian operations, resulting in a write-down of the carrying value of the assets by $1,161.  A $2,678 charge has been recorded as closed and excess facility costs that included the write-down of assets and certain personnel-related costs.

In the third quarter of 2005, the Company decided to consolidate its two Truck Accessories’ locations in Canada which resulted in a write-down of its Drinkwater facility.  The write-down of $377 was recorded as closed and excess facility costs.

Depreciation expense was $13,899, $11,201 and $9,725 and included $1,374, $1,044, and $742 for assets recorded under capital leases, for the years ended December 31, 2007, 2006 and 2005, respectively.

7.             Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired.  The Company paid a premium over the fair value of net tangible and identifiable intangible assets acquired for reasons such as the profitable expansion of its business, strategic fit, economies of scale and the value of an assembled workforce, among others.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized but instead tested for impairment at least annually.

The Company completed its annual impairment review effective October 1, 2007, 2006 and 2005, which indicated that there was no impairment.  The fair value of our reporting units is based on various valuation methods, including acquisition multiples of earnings, which were derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations and discounted cash flow analysis.

J.B. PINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  At December 31, 2007, goodwill was $7,408, $14,884 and $13,025 for the Morgan, Truck Accessories, and Specialty Manufacturing reporting units, respectively.

Effective June 6, 2005, the Company acquired all of the membership interests in Federal Coach, a manufacturer of funeral coaches, limousines and specialty buses, and combined it with the Specialty Manufacturing segment.  Goodwill of $1,850 and acquired intangibles of $3,650 were recorded at the time of purchase.

Effective January 3, 2006, the Company acquired all of the outstanding stock of Eagle Coach, a manufacturer of funeral coaches, and combined it with the Specialty Manufacturing segment.  Goodwill of $1,527 and acquired intangibles of $2,900 were recorded at the time of purchase.

Effective March 17, 2006, the Company acquired all of the outstanding stock of State Wide, a manufacturer of windows and doors used in pickup truck caps. State Wide operates as a division of Truck Accessories.  Goodwill of $3,528 was recorded at the time of purchase.

Effective April 30, 2007, the Company acquired all of the outstanding stock of Richard’s Manufacturing, a manufacturing services provider for companies operating in the oil and gas exploration and production industry. Richard’s Manufacturing operates as part of MIC Group which is part of the Specialty Manufacturing segment.  Goodwill of $3,843 and acquired intangibles of $3,890 were recorded at the time of purchase.

Effective August 23, 2007, the Company acquired all of the outstanding stock of Tarlton, a manufacturing services provider for companies operating in the oil and gas exploration and production industry. Tarlton operates as part of MIC Group which is part of the Specialty Manufacturing segment.  Goodwill of $1,334 and acquired intangibles of $2,430 were recorded at the time of purchase.

Effective September 4, 2007, the Company acquired all of the outstanding stock of MMI, a manufacturing services provider for companies operating in the oil and gas exploration and production industry. MMI operates as part of MIC Group which is part of the Specialty Manufacturing.  Goodwill of $326 and acquired intangibles of $2,575 were recorded at the time of purchase

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were:

	Morgan	Truck Accessories	Specialty Manufacturing	Total
Balance, January 1, 2006	$7,408	$11,356	$5,995	$24,759
Goodwill acquired during the year	—	3,528	1,527	5,055
Balance, December 31, 2006	7,408	14,884	7,522	29,814
Goodwill acquired during the year	—	—	5,503	5,503
Balance, December 31, 2007	$7,408	$14,884	$13,025	$35,317

Goodwill recognized in acquisitions (see Note 4) is generally deductible for income tax purposes.

J.B. PINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Intangible assets (all acquired in connection with the acquisitions described in Note 4) and the related accumulated amortization as of December 31, 2007 and 2006 were:

	Cost
December 31, 2007:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	5 - 20	$1,883	$2,556	$10,400	$14,839	$1,571
Noncompete agreements	5	231	—	663	894	251
Supplier relationship	10	—	—	3,200	3,200	440
Patents	2	—	300	—	300	300
		2,114	2,856	14,263	19,233	2,562
Unamortizable intangible assets:
Trade names	—	1,189	616	1,180	2,985	—
Balance, December 31, 2007		$3,303	$3,472	$15,443	$22,218	$2,562

	Cost
December 31, 2006:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	5 - 20	$1,581	$2,573	$2,060	$6,214	$759
Noncompete agreements	5	194	—	110	304	104
Supplier relationship	10	—	—	3,200	3,200	235
Patents	2	—	300	—	300	300
		1,775	2,873	5,370	10,018	1,398
Unamortizable intangible assets:
Trade names	—	998	616	1,180	2,794	—
Balance, December 31, 2006		$2,773	$3,489	$6,550	$12,812	$1,398

The amortization of intangible assets was $1,164, $816, and $523 for the years ended December 31, 2007, 2006 and 2005, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $1,689 — 2008, $1,678 — 2009, $1,616 — 2010, $1,555 — 2011 and $1,366 — 2012.

Other assets, as of December 31, 2007 and 2006, consisted of the following:

	Amortization	2007		2006
	Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Debt issuance costs	4-10	$2,804	$3,551	$2,013	$4,342
Insurance cash collateral deposit	—	—	6,527	—	6,179
Other	—	—	3,019	—	3,893
Total		$2,804	$13,097	$2,013	$14,414

J.B. PINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The amortization of debt issuance costs was $791, $761 and $598 for the years ended December 31, 2007, 2006 and 2005, respectively.  Estimated amortization of debt issuance costs for each of the subsequent five years ending December 31 is $559 per year.

The Company created a trust in favor of its insurance carrier to secure its liabilities under its self-insured, casualty insurance program including workers’ compensation insurance.  The liabilities were previously secured by an irrevocable standby letter of credit that was cancelled upon the initial deposit of $5,520 into the trust.  During the years ended December 31, 2007 and 2006, the Company contributed an additional $348 and $659, respectively, to the trust.

8.             Floor Plan Notes Payable

The Company has a floor plan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach and Eagle Coach.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of December 31, 2007 and 2006.  These obligations are reflected on the accompanying balance sheet as accounts payables, a current liability.

The total amount financed under these agreements was $3,286 and $4,735 as of December 31, 2007 and 2006, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of December 31, 2007 and 2006, the weighted average interest rate on all outstanding floor plan notes payable was 0.1% and 2.1%, respectively.  The average interest rate on the liabilities that bear interest was 9.52% and 9.61% at December 31, 2007 and 2006, respectively.

9.             Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Note offering discussed in Note 10, the Company entered into a secured revolving credit agreement (the “Revolving Credit Facility”) that expired March 15, 2008.  The Revolving Credit Facility automatically renews for a twelve-month period after March 15, 2008 unless notice is provided at least 90 days prior to expiration by either party.  It was renewed for a twelve-month period ending March 15, 2009.  The Revolving Credit Facility currently provides for borrowings by the Company of up to $30,000, which may be increased to $50,000 at the Company’s option. The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $30,000 or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the subsidiaries and 2) up to $20,000 secured by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20,000.  The Company is entitled to borrow up to an additional $20,000 against fixed assets not to exceed the maximum amount of credit under the facility.  The availability of funds secured by the fixed assets will amortize to zero over 60 months for that portion secured by machinery and equipment and 120 months for real estate or the remaining term of the Revolving Credit Facility, whichever is shorter.  The Revolving Credit Facility includes a subfacility for up to $15,000 of letters of credit.

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 4.46% at December 31, 2007) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or its prime rate, which was 7.25% at December 31, 2007).  Interest is payable monthly including a fee of 0.375% on the portion of the maximum amount of borrowings of the $50,000 total commitment, including the option to increase the commitment, that remain unused during the period.  The Subsidiaries are also guarantors of the 8.75% Notes defined in Note 10.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale

J.B. PINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

of assets, the ability of the Company to incur additional debt or pay dividends, and certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 should availability fall below $10,000.  At December 31, 2007, the Company was in compliance with all covenants of the Revolving Credit Facility. In the event that the Company’s borrowing availability is below $20,000, the Company’s cash balances will become restricted.

At December 31, 2007 and 2006, the Company had borrowings of $3,637 and $0, respectively, and $2,358 in standby letters of credit (see Note 16) at December 31, 2007, and had unused gross borrowing availability, based on eligible accounts receivable and inventory, in excess of the $30,000 borrowing limit under the Revolving Credit Facility.

10.          Long-term Debt and 8.75% Note Offering

Long-term debt as of December 31, 2007 and 2006 consisted of:

	2007	2006

8.75% Notes due 2014, plus unamortized premium of $1.5 million at December 31, 2007	$201,536	$201,780
Obligations under capital leases	8,446	5,833
Total long-term debt	209,982	207,613
Less current portion	2,669	1,934
Long-term debt, less current portion	$207,313	$205,679

On March 15, 2004, the Company completed a note offering of $125,000, 8.75% senior notes due in 2014 (the “8.75% Notes”) with interest payable semiannually.  On May 17, 2004 and January 21, 2005, the Company completed offers to sell an additional $30,000 and $45,000, respectively, of 8.75% Notes.  The additional $30,000 of 8.75% Notes were issued at par and the $45,000 of 8.75% Notes were issued at a 5% premium.  The additional 8.75% Notes were issued on the same terms as the original issue.  Net proceeds from the additional offerings of approximately $46,400 increased the Company’s cash and short-term investments.  The 8.75% Notes mature on March 15, 2014 and bear interest at an annual rate of 8.75% payable each September 15 and March 15 to the holders of record on September 1 and March 1 immediately preceding the interest payment date.  Costs associated with the $45,000 offering of 8.75% Notes totaling approximately $1,300 have been capitalized as debt issuance costs (see Note 7) and will be amortized over the term of the 8.75% Notes.  On May 11, 2005, the Company completed an offer to exchange (“2005 Exchange Offer”) $200 million principal amount of its 8.75% Notes which had been registered under the Securities Act for any and all of its outstanding unregistered 8.75% Notes.

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

The 8.75% Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  As noted,

J.B. PINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its Consolidated Coverage Ratio, as defined.  The Company may incur indebtedness if this ratio is greater than 2.0 to 1.0 and there is no other event of default, as defined.  At December 31, 2007, the Consolidated Coverage Ratio, as defined, was 2.3 to 1.0.

The Company estimates the fair value of the 8.75% Notes at December 31, 2007 and 2006 was approximately $167,500 and $171,000, respectively, based on their market value at that date compared to a recorded amount of $200,000.

The Company’s obligation under capital leases is due in varying maturity dates through 2012.  The capital leases are secured by certain equipment with a net book value of approximately $9,190 and $5,937 at December 31, 2007 and 2006, respectively.

Maturities.  Aggregate principal payments on long-term debt based on scheduled maturities for the next five years and thereafter as of December 31, 2007 are as follows:

2008	$2,669
2009	2,490
2010	1,927
2011	1,664
2012	923
2013 and thereafter	200,309
$209,982

11.          Operating Leases

The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments subsequent to December 31, 2007 are as follows:

2008	$8,469
2009	7,221
2010	4,237
2011	2,582
2012	1,422
2013 and thereafter	1,458
Total minimum lease payments	$25,389

Total rental expense included in continuing operations under all operating leases was approximately $9,485, $8,933 and $8,542 for the years ended December 31, 2007, 2006 and 2005, respectively.

J.B. PINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

12.          Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
Cash paid for interest	$18,688	$18,070	$16,517
Cash paid for income taxes	6,875	2,022	4,228
Noncash investing and financing activities:
Capital lease obligations for machinery and equipment	4,635	4,051	970

13.          Income Taxes

The income tax provision consists of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$970	$2,995	$1,819
State	1,509	809	362
Foreign	29	—	(433)
	2,508	3,804	1,748
Deferred:
Federal	466	3,174	1,784
State	158	(1,739)	(950)
Foreign	(8)	(1,869)	—
	616	(434)	834
Income tax provision	$3,124	$3,370	$2,582

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$796	34%	$4,058	35%	$2,616	34%
Valuation allowance	827	35	—	—	(1,000)	(13)
Increase in state net operating loss carryforwards	—	—	(700)	(6)	—	—
Nondeductible expenses	201	9	336	3	81	1
State income taxes, net of federal income tax benefit	304	13	396	3	239	3
FIN 48 adjustment related to prior years	668	29	—	—	—	—
FIN 48 adjustment related to current year	219	9	—	—	—	—
Foreign income taxes, at rate different than federal rate	19	1	(167)	(1)	106	2
Other	90	4	(553)	(5)	540	7
Provision for income taxes and effective tax rates	$3,124	134%	$3,370	29%	$2,582	34%

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The domestic and foreign components of income (loss) before income taxes were:

	2007	2006	2005
Domestic	$4,374	$17,061	$8,934
Foreign	(2,035)	(5,466)	(1,240)
Total	$2,339	$11,595	$7,694

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2007 and 2006 were:

	2007	2006
Current deferred tax asset:
Allowance for doubtful accounts	$209	$346
Employee benefit accruals and reserves	393	1,191
FIN No. 48 tax benefit	852	—
Other	584	234
Total current deferred tax asset	$2,038	$1,771

Long-term deferred tax asset:
Tax credit and state operating loss carryforwards	$8,328	$7,858
Warranty liabilities	1,498	1,384
Other	2,834	2,436
Valuation allowance	(4,581)	(3,754)
Total long-term deferred tax asset	8,079	7,924

Long-term deferred tax liabilities:
Depreciation and amortization	(6,598)	(5,655)
Intangible assets	(1,229)	(1,134)
Total long-term deferred tax liability	(7,827)	(6,789)
Net long-term deferred tax asset	252	1,135
Net deferred tax asset	$2,290	$2,906

The Company had alternative minimum tax credit carryforwards of approximately $768 and $536 at December 31, 2007 and 2006, respectively, for U.S. federal income tax purposes, which may be carried forward indefinitely.  The Company had capital loss carryforwards of approximately $3,600 at December 31, 2007 and 2006 for U.S. federal income tax purposes, which may be carried forward for one more year and can only offset capital gains.  At December 31, 2007 and 2006, the Company had a full valuation allowance against the capital loss carryforwards.

As a result of the Company’s subsidiaries conversion into Delaware limited liability companies in September 2006, the Company was able to generate additional state net operating loss carryforwards, which provided an after tax benefit of $700.  At December 31, 2007 and 2006, the Company had state tax net operating loss carryforwards of approximately $80,000 and recognized a deferred tax asset of approximately $4,100. The state net operating loss carryforwards expire at varying dates ranging from 1 to 20 years.  At December 31, 2007 and 2006, the Company had recorded a valuation allowance of approximately $2,500 against this deferred tax asset as it was uncertain as to whether it would be realized.  The Company had Canadian net operating losses of approximately $6,600 and $4,600 as of December 31, 2007 and 2006, respectively, and recognized a deferred tax asset of

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

approximately $2,150 and $1,850, respectively.  At December 31, 2007, the Company recorded a valuation allowance of approximately $800 against this deferred tax asset as it was uncertain as to whether it would be realized.  The Canadian net operating losses of $6,600 will be carried back to prior years and the remaining amounts will be carried forward for up to 20 years, with a significant majority being greater than 10 years.

As of December 31, 2006, we had recorded a tax liability of $979 related primarily to certain state income tax exposures determined based on a FAS No. 5 analysis.  This liability was recorded without consideration for the corresponding federal tax benefit.  In connection with the adoption of FIN 48, the Company recognized an  increase of approximately $658 related to state tax liabilities, and a corresponding federal tax benefit of $437, for uncertain state income tax positions.  This was accounted for as a reduction to retained earnings totaling $221 as of January 1, 2007. As of January 1, 2007, the Company had approximately $1,637 of unrecognized state income tax liabilities, and a corresponding federal tax benefit of $437.  The state income tax liability included $302 of interest and penalties.  During the fourth quarter of 2007, the Company recorded an additional provision for uncertain state income tax positions of $955, and a corresponding federal tax benefit of $286, related to prior year tax positions and a tax provision of $348, and a corresponding federal tax benefit of $129, related to current year tax positions.

As of December 31, 2007, the Company had approximately $2,940 of tax liabilities related to uncertain state income tax liabilites, or $2,088 net of a federal tax benefit of $852.  The tax liability includes $689 of interest and penalties.  If these uncertain tax positions are favorably resolved, $2,088 would reduce our income tax provision in future periods.  A reconciliation of the beginning and ending unrecognized tax liability is as follows:

Liability for Unrecognized Tax Benefits
Balance at December 31, 2006	$979
FIN No. 48 adjustment	658
Balance at January 1, 2007	1,637
Additions based on tax positions related to prior years	955
Additions based on tax positions related to current year	348
Balance at December 31, 2007	$2,940

We are subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2003.  Currently, we are under audit by Revenue Canada for tax years 2001 through 2004 and examination by the state of Wisconsin and Illinois.  The Company has provided for any known potential exposures for these examinations.

14.    Common Stock

As of December 31, 2007 and 2006, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

15.    Employee Benefit Plans

Employee Incentive Plans.  The Company has an incentive compensation plan for members of upper management of each of the subsidiaries to provide for the payments of annual bonuses based upon the attainment of performance-based goals. Eligible employees are entitled to receive a bonus if the subsidiary attains or surpasses a stated percentage of that subsidiary’s operating income, with the amount of bonus being tied to the subsidiary’s actual pre-tax profits. Individual bonuses are then allocated among the eligible employees based upon their

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

individual achievement of stated performance objectives including working capital performance objectives. The Company incurred expenses related to this plan totaling $2,378, $3,125 and $1,539 for the years ended December 31, 2007, 2006 and 2005, respectively.

JBPCO 401(k) Defined Contribution Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 100% of gross compensation and provides for Company matching contributions up to 3.0% of the first 6.0% of gross pay as well as the opportunity for an annual discretionary contribution.  The Company increased the matching percentage to 3.0% from 2.5% effective June 1, 2005.  The Company has not made discretionary contributions.  Vesting in the Company matching contribution is 20% per year over the first five years.  The Company incurred related employer matching contribution and administrative expenses of $2,009, $1,634 and $1,366 during the years ended December 31, 2007, 2006 and 2005, respectively.

Defined Benefit Plan. Truck Accessories assumed future sponsorship of a defined benefit plan (the “Plan”) covering hourly employees at its Gem Top division that was sold with all the employees terminated effective February 28, 2003.  The Plan was frozen effective March 31, 1996 and at December 31, 2007, the Plan was overfunded by approximately $33 compared to being underfunded by approximately $87 in 2006.  The Company’s funding policy for the Plan is to make the minimum annual contributions required by applicable regulations.  Minimum contributions for the 2007 plan year totaled $39.

The Plan has invested its assets through a group annuity contract with an insurance company.  The targeted composition is set by the Company and is reallocated periodically.  The long-term portfolio is chosen based on the duration of the Plan’s individual population and is set toward funding for benefits payable in the future.  The fair value of the Plan’s assets was $461 and $314 as of December 31, 2007 and 2006, respectively.  The pension expense recognized was $5, $23 and $39 for the years ended December 31, 2007, 2006 and 2005, respectively.  Based on the immateriality of the Plan, management does not believe expanded disclosure is necessary.

16.            Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at December 31, 2007, primarily securing the Company’s insurance programs.  During 2004, the Company deposited $5,520 into a trust account in favor of its insurance carrier (see Note 7).  The funds held in trust were increased to $6,527 during 2007 and will be held in trust to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

The Company has an agreement with a key supplier, whereby it will exclusively purchase inventory from this supplier for five years, in return for favorable pricing.  The Company estimates that it will purchase approximately $9,953 from this supplier in 2008.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreements generally provide that the Company is restricted to producing certain conversions or up-fittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

on consigned chassis inventories, included in interest expense in the consolidated statements of income totaled $49, $76 and $28 for the years ended December 31, 2007, 2006 and 2005, respectively.  Total consigned chassis inventory totaled $1,433 and $1,020 at December 31, 2007 and 2006, respectively.

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

From time to time, the Company has received notices of noncompliance with respect to its operations, which typically have been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on it.   The Company cannot ensure that it has been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  Additionally, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the Company’s business and financial condition.

In September 2007, Specialty Manufacturing notified the United States Environmental Protection Agency (“USEPA”) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder.  All necessary analyses and reports were filed with the USEPA by the end of November 2007.  In December 2007, the Company received a Notice of Determination from the USEPA and waived all penalties in this matter.

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had failed to provide certain reports related to its air permit.  Morgan Olson subsequently filed the reports and is in discussions with the MDEQ to settle these alleged violations.  A penalty is likely but is not expected to have a material effect on the results of operations of the Company.

In July 2005, Morgan notified the USEPA that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the USEPA by August 31, 2005.  A letter from the USEPA requesting additional information was received in December 2006 and a response submitted.  Action by the USEPA is probable and the financial impact of such enforcement action, if any, cannot be estimated but could be material.

17.          Related Party Transactions

The Company was party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  The services agreement was terminated June 30, 2006 when Mr. Poindexter became an employee of the Company.  Pursuant to the Management Services Agreement,

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Southwestern provided services to the Company, including those of Mr. Poindexter.  The Company paid to Southwestern a base fee of approximately $46 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company paid Southwestern $346 and $569 during 2006 and 2005, respectively, for all these services.

Southwestern is a named insured under the Company’s general liability and excess umbrella insurance policies.  During 2007, Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its employees.  The outcome of the lawsuit or the amount of any settlement cannot be estimated, however, in the event a settlement exceeds Southwestern’s separate insurance coverage, coverage will be provided by the Company’s policies and the Company will be liable up to the amount of the deductible or $300.  Any deductible amounts or increased premiums incurred by the Company will be reimbursed by Southwestern.

18.          Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13 week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$213,154	$229,743	$179,855	$169,409
Cost of sales	188,339	200,568	164,801	153,536
Gross profit	24,815	29,175	15,054	15,873
Selling, general and administrative expense	16,629	15,627	15,630	17,028
Closed and excess facility costs	200	—	—	(34)
Other expense (income)	—	—	(244)	(79)
Operating income (loss)	7,986	13,548	(332)	(1,042)
Interest expense, net	4,519	3,912	4,938	4,452
Income tax provision (benefit)	1,779	4,752	(2,360)	(1,047)
Net income (loss)	$1,688	$4,884	$(2,910)	$(4,447)
Depreciation and amortization	$3,194	$3,442	$3,756	$4,671
Amortization of debt issuance costs	$199	$197	$198	$197

During the fourth quarter of 2007, the Company recorded an additional provision for uncertain state income tax positions of $955, and a corresponding federal tax benefit of $286, related to prior year tax positions and a tax provision for uncertain state income tax positions of $348, and a corresponding federal tax benefit of $129, related to current year tax positions.

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.                  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2007, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures require remedial action as of December 31, 2007 as outlined in management’s Report on Internal Controls over Financial Reporting as outlined below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management; provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting, and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management identified the following material weaknesses in the Company’s internal controls:

•                  The Company restated its results of operations for the quarter ended March 31, 2007 and for the year ended December 31, 2006, and the interim periods included therein, due to an error in the accounting for inventory at the Company’s subsidiary, Morgan Olson.  As a result, as of December 31, 2006, the

Company wrote down its inventory by $1,126,000 which reduced operating income from $29,884,000 to $28,758,000 for 2006.  Correspondingly, net income for 2006 was reduced from $8,900,000 to $8,225,000.  The Company also wrote down its inventory as of March 31, 2007 by $382,000, which reduced operating income from $8,368,000 to $7,986,000 for the quarter.  Correspondingly, net income for the quarter was reduced from $1,917,000 to $1,688,000.  The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate internal control procedures and inventory tracking systems.  This weakness at Morgan Olson represented a material weakness in the internal controls over the financial reporting as of December 31, 2006 and March 31, 2007.  The Company believes that this weakness has been corrected through personnel changes and improved procedures at Morgan Olson.

•                  The timely oversight of the financial reporting of the business units and the work outsourced to third parties needs to be improved.  Specifically, more timely oversight would likely have prevented an adjustment to record an additional FIN No. 48 provision for uncertain state income tax positions in the fourth quarter of 2007 (see Note 13 in the consolidated financial statements) and should enable the Company to more timely report its financial results.  Improvements, including the addition of corporate and business unit personnel, are being evaluated and are expected to be implemented in 2008.

The Company believes that the remedial action described above, once implemented, will satisfactorily address all matters identified as weaknesses by management.  The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions as appropriate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registrant public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

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

Name	Age	Position
John B. Poindexter	63	Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee	60	Director
William J. Bowen	86	Director
Robert S. Whatley	56	Vice President Finance, Secretary and Treasurer
Larry T. Wolfe	59	Vice President Administration and Assistant Secretary

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

Larry T. Wolfe has served as Vice President of Administration since May 1995. He previously served as Vice President of Human Resources and Administrative Services for Transco Energy Company.

Audit Committee

The Audit Committee is a standing committee of the Board of Directors. The primary purpose of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls; (2) the performance of the internal audit services function; (3) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (4) the compliance by the Company with legal and regulatory requirements, including disclosure controls and procedures. The Committee also reviews the Company’s critical accounting policies, annual and quarterly reports on Form 10-K and Form 10-Q, and earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management, independent auditors and internal auditor to discuss internal controls and financial reporting process and also meets regularly with the independent auditor and internal auditors in private.

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

Other significant persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary or division thereof and is an important contributor to operations:

Name	Age	Position
Nelson Byman	61	President of Specialty Manufacturing
Bruce Freeman	54	President of Truck Accessories
Bill Flint, Jr.	58	President of EFP
Norbert Markert	47	President of Morgan Truck Body
Michael Ownbey	53	President of Morgan Olson

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

Michael Ownbey became the President of Morgan Olson on December 10, 2007.  Prior to joining Morgan Olson, Mr. Ownbey was Vice President of Operations for Honda Motor Company’s largest subsidiary in North America, Yachiyo Manufacturing of Alabama, LLC.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to its executive officers. Management does not believe that a code of ethics is a substitute for an obligation to always act in an honest and ethical fashion.  The code of ethics is incorporated by reference to the 2006 Form 10-K.

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

Setting Executive Compensation

The Committee has structured the Company’s annual and long-term incentive-based executive compensation to motivate executives to achieve the financial goals set by the Company and reward executives for achieving such goals.  In furtherance of these objectives, the Committee periodically engages the services of outside executive compensation consultants to provide relevant market data and alternatives to consider when making compensation decisions.

In making compensation decisions, the Committee compares the total compensation opportunity of executives as compared to a nationwide survey of similar-sized companies from a cross section of manufacturing industries.  This data is updated annually and is presented to the Company by a third-party firm expressed as 25th, 50th and 75th percentiles.  The Company strives to manage the base and incentive compensation to the 50th percentile which is further influenced by individual performance, Company performance and an executive’s length of service.

A significant portion of total compensation is provided as incentive compensation realized by the executives as a result of the Company achieving established objectives.  Historically, and in fiscal 2006, incentive awards were reflective of both the Company’s achievement of established objectives and the individual executive’s performance.

2007 Executive Compensation Components

For the fiscal year ended December 31, 2007, the principal components of compensation for named executive officers were:

•                  Base salary

•                  Performance-based annual incentive compensation

•                  Performance-based long-term incentive compensation

The Company does not provide any executives with any form of noncash compensation such as retirement plans or perquisites.

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

Performance-Based Annual Incentive Plan

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

Participants in the Annual Plan at the parent level have their performance measured by the consolidated earnings performance of the Company in relationship to the earnings budget established at the beginning of each calendar year.  Participants in the Annual Plan at the subsidiary level have their performance measured by a combination of their subsidiary’s performance to an established earnings budget and the management of working capital targets.  Performance to the earnings budget accounts for 75% to 80% of the incentive award and the management of working capital accounts for 20% to 25%.  However, if the earnings budget is not achieved at least at the threshold level, no incentive awards are paid.

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

Each year, the Committee designates participants in the LTPP and provides them with a letter which outlines their participation, their targeted award and the performance criteria.  Because of the three-year cycle, a regular participant in the LTPP will have three cycles in progress simultaneously, one cycle will be in its first year, one in the second year and one in the third year.  Targeted participant awards are expressed as a percent of their base annual salary at the end of the three-year cycle.

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

For any calendar year that the Company’s performance fails to reach at least the 80% threshold level, an 80% achievement factor is used for that year.  The Chairman has the authority to modify a participant’s award once the Company’s performance has become known for the three-year cycle, by between 80% to 200%, of the calculated award based on the participant’s individual performance and contribution.  The Board has the authority to amend, modify or cancel the Plan at any time.

Nonqualified Deferred Compensation Plan

The Company sponsors a nonqualified deferred compensation plan that allows eligible employees to elect to defer a portion of their annual compensation for tax purposes.  There is no company match and deferred amounts are invested in funds managed by an independent investment company.  The funds earn market rates of return and are subject to normal market risk.  The funds are not subject to a trust arrangement and therefore may not be available in the future to pay the liability to the employee.

401(k) Plan

The Company sponsors a 401(k) savings plan that allows participating employees to contribute a portion of their gross compensation up to 100% and provides for Company matching contributions up to 3.0% of the first 6.0% of gross pay, as well as the opportunity for an annual discretionary contribution.  The Company has not made a discretionary contribution to date.  Vesting in the Company’s matching contribution is 20% per year over the first five years.

Perquisites and Other Personal Benefits

The Company does not provide any form of perquisite, executive benefit program or personal benefits to any of the named executives or any other senior management member at the parent or subsidiary Company level.

COMMITTEE REPORT

The Committee of the Company has reviewed this Compensation Discussion and Analysis and, based on such review, the Committee recommended to the Board that this Compensation Discussion and Analysis be included in this 10-K.

The Committee

John Poindexter — Chairman, President & CEO

Stephen Magee — Member, Board of Directors

Larry Wolfe — Vice President of Administration

Robert Whatley — Vice President Finance & Treasurer

The following table sets forth certain information regarding the compensation paid to the Company’s Principal Executive Officer, the Company’s Principal Financial Officer, the Company’s three most highly compensated executive officers (including executive officers of the Company’s subsidiaries) other than the Principal Executive Officer and Principal Financial Officer for each of the last two completed fiscal years, and an executive officer that would have been included in the above but for the fact that he was no longer employed by the Company at the end of the year (collectively, the “named officers”).

Summary Compensation Table

			Non-Equity
			Incentive Plan	All Other
Name and principal position	Year	Salary	Compensation	Compensation	Total
John B. Poindexter(a)	2007	$593,016	—	$6,750	$600,516
Principal Executive Officer	2006	$296,508	—	$352,200	$648,708

Robert Whatley(b)	2007	$220,377	$48,000	$6,750	$272,877
Principal Financial Officer	2006	$201,500	$63,362	$6,100	270,962

Norbert Markert(c)	2007	$337,012	$132,184	$164,086	$633,282
President, Morgan	2006	$326,848	$136,975	$7,500	$471,323

Nelson Byman(d)	2007	$248,654	$216,015	$40,525	$505,193
President, Specialty Manufacturing	2006	$229,901	$155,535	$7,500	$392,936

Larry Wolfe(e)	2007	$270,000	$155,000	$6,750	$431,434
Vice President of Administration	2006	$240,866	$104,167	$6,600	$351,633

(a) Mr. Poindexter began receiving a salary from the Company beginning July 2006. He does not receive a bonus and does not participate in either the Annual Plan or LTPP. Through June 2006, Mr. Poindexter was compensated through a Management Services Agreement between Southwestern Holdings, Inc. and the Company. (Southwestern Holdings, Inc. is owned by Mr. Poindexter.) For all services, the Company paid Southwestern Holdings, Inc. $346,000 in 2006. The Company matched $6,750 and $6,200 of Mr. Poindexter’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.

(b) Mr. Whatley was paid $48,000 pursuant to the Annual Plan that was accrued in 2007 but paid in 2008. Mr. Whatley does not participate in the LTPP Plan. The Company matched $6,750 and $6,100 of Mr. Whatley’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.

(c) Mr. Markert was paid $132,184 pursuant to the Annual Plan that was accrued in 2007 but paid in 2008 and received no payment under the LTPP Plan. The Company matched $8,081 and $7,500 of Mr. Markert’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.  The Company reimbursed Mr. Markert $156,005 for interest paid on his unsold private residence.

(d) Mr. Byman was paid $155,535 pursuant to the Annual Plan that was accrued in 2007 but paid in 2008 and received $60,480 under the LTPP Plan. The Company matched $6,750 and $7,500 of Mr. Byman’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.

(e) Mr. Wolfe was paid $155,000 pursuant to the Annual Plan that was accrued in 2007 but paid in 2008 and received no payment under the LTPP Plan. The Company matched $6,750 and $6,600 of Mr. Wolfe’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.

Estimated Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Plan	Threshold	Target	Maximum
John B. Poindexter(a)	—	—	—	—	—

Robert Whatley(b)	January 1, 2008	Annual Plan	$50,624	$79,100	$133,679

Norbert Markert(c)	January 1, 2008	Annual Plan	$107,844	$168,506	$284,775
	January 1, 2008	LTPP	$49,000	$245,136	$490,000

Nelson Byman(d)	January 1, 2008	Annual Plan	$86,400	$135,000	$228,150
	January 1, 2008	LTPP	$34,000	$172,426	$345,000

Larry Wolfe(e)	January 1, 2008	Annual Plan	$61,600	$96,250	$162,663
	January 1, 2008	LTPP	$30,000	$152,164	$304,000

(a) Mr. Poindexter is not eligible to participate in either the Annual Plan or the LTPP.

(b) Mr. Whatley was granted an award under the Annual Plan with an earnings target of $40.1 million for the Company for 2007. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if the Company reached 130% of that target. Mr. Whatley does not participate in the LTPP.

(c) Mr. Markert was granted an award under the Annual Plan with an earnings target of $18.4 million for Morgan for 2007. He was eligible for the threshold amount if Morgan reached 80% of that target and for the maximum amount if Morgan reached 130% of that target. During 2007, Mr. Markert was given a performance target under the LTPP that makes him eligible for an award beginning in 2008.  The PBT earnings target for 2007 was $21.9 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(d) Mr. Byman was granted an award under the Annual Plan with an earnings target of $11.1 million for MIC Group for 2007. He was eligible for the threshold amount if MIC Group reached 80% of that target and for the maximum amount if MIC Group reached 130% of that target.  During 2007, Mr. Byman received $60,480 under the LTTP plan for the three years ended December 31, 2007.  During 2007, Mr. Byman was given a performance target under the LTPP that makes him eligible for an award beginning in 2008 at the same threshold and maximum percentages.  The PBT earnings target for 2007 was $21.9 million.   The target PBT for the remaining years in the cycle will be determined at a later date.

(e) Mr. Wolfe was granted an award under the Annual Plan with an earnings target of $40.1 million for the Company for 2007. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if it reached 130% of that target. During 2007, Mr. Wolfe received $75,000 under the LTTP plan for the three years ended December 31, 2007.  During 2007, Mr. Wolfe was given a performance target under the LTTP that makes him eligible for an award beginning in 2008.  The PBT earnings target for 2007 was $21.9 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

Nonqualified Deferred Compensation

Mr. Byman and Mr. Wolfe were the only two named executives to elect to defer a portion of their annual compensation under the Nonqualified Deferred Compensation Plan.  The balance of Mr. Byman’s account at December 31, 2007 and 2006 was $236,848 and $173,928, respectively.  The balance of Mr. Wolfe’s account at December 31, 2007 and 2006 was $169,101 and $63,722, respectively.

Director’s Compensation

Directors who are officers or employees do not receive fees for serving as directors. The Company pays $20,000 per year as director’s fees to each outside director. Additionally, Mr. Magee receives $8,000 per year as Chairman of the Audit Committee of the Board of Directors.

	Fees Earned or	Non-Equity Incentive	All Other
Name	Paid in Cash	Plan Compensation	Compensation	Total
William J. Bowen	$20,000	—	—	$20,000

Stephen Magee(a)	$28,000	—	$207,600	$235,600

(a) Mr. Magee is not an employee of the Company and the amount in the All Other Compensation column represents payments made to him as an independent contractor on a variety of consulting assignments.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2007.  No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

		Beneficial	Ownership
		number of	percent of
Directors, officers and 5% stockholders	Title of Class	shares	class
John Poindexter (director and named executive officer)	Common Stock	3,059	100%
All other directors and executive officers as a group (6 persons)	—	—	—

Mr. Poindexter has sole voting power with respect to all shares of common stock that he beneficially owns and is the only person who beneficially owns common stock.  His address is 600 Travis St., Suite 200, Houston, Texas 77002.

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

The Company had entered into a Management Services Agreement until June 2006 with Southwestern Holdings, Inc., which is owned by Mr. Poindexter and of which Mr. Magee, one of the Company’s directors, serves as President. Pursuant to the Management Services Agreement, Southwestern Holdings, Inc. provided services to the Company, including those of Mr. Poindexter. The Company paid to Southwestern Holdings, Inc. approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern Holdings, Inc. or raise the annual increases above normal adjustments subject to certain limitations. For all services, the Company paid Southwestern Holdings, Inc., $569,000 in 2005, $346,000 in 2006 and $-0- in 2007. In addition to the consulting fee,

Mr. Poindexter is covered under the Company’s employee medical insurance plan; he participates in the 401(k) plan and is reimbursed for travel and other miscellaneous expenses.

Southwestern is a named insured under the Company’s general liability and excess umbrella insurance policies.  During 2007, Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its employees.  The outcome of the lawsuit or the amount of any settlement cannot be estimated, however, in the event a settlement exceeds Southwestern’s separate insurance coverage, coverage will be provided by the Company’s policies and the Company will be liable up to the amount of the deductible or $300,000.  Any deductible amounts or increased premiums incurred by the Company will be reimbursed by Southwestern

Mr. Magee provided the Company consulting services in 2005, 2006 and 2007. The Company paid $180,955, $99,629 and $235,600 in 2005, 2006 and 2007, respectively, for directors’ fees and for consulting services.  In addition, the Company reimbursed Mr. Magee for related business expenses.

The Company does not have an established procedure for the review, approval or ratification of related-party transactions. Prior to entering into any such transaction, however, the executive officers of the Company determine whether the transaction is permitted by the terms of the Company’s 8.75% Notes indenture, the credit facility agreement and other relevant contractual obligations.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the fees billed to us by our independent auditors, Crowe Chizek and Company LLC (“CCC”):

	2007	2006
Audit Fees	$350,000	$296,500
Audit-related Fees	51,875	8,000
Tax Fees	—	—
Other Fees	208,225	—
Total Fees	$610,100	$304,500

Audit Fees.

Audit fees are the charges billed by CCC during the year in connection with the conclusion of the prior year audit and the current year audit of our consolidated financial statements as well as reviews of our quarterly reports on Form 10-Q.

Audit-related fees are the charges billed by CCC for assurance and related services, including accounting advice related to the restatement of the Company’s 2006 consolidated financial statements and other matters.

Other fees were comprised mainly of assistance with due diligence conducted on the Company’s acquisitions during the year.

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

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

1.             Financial Statements:

The following financial statements are included within the text of this report:

Financial Statement

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholder’s Equity (Capital Deficiency) for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.             Financial Statement Schedules:

Valuation and Qualifying Accounts disclosures have been incorporated in the Notes to Consolidated Financial Statements.

3.             Exhibits

The following exhibits are included with this report:

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

4.11(9)

Fifth Supplemental Indenture dated September 30, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.12(10)

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

10.13(10)

10.13 Limited Consent, Joinder and Fifth Omnibus Amendment dated April 30, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.14(10)

Limited Consent, Joinder and Sixth Omnibus Amendment dated August 22, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.15(10)

Limited Consent, Joinder and Seventh Omnibus Amendment dated September 4, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

12*	Computation of Ratio of Earnings to Fixed Charges.

14(9)	Code of Ethics

21*	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer.

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

#	Management contracts or compensatory plans.

*	Filed herewith.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994

(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.

(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.

(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.

(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.

(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.

(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.

(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.

(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

(10)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: April 3, 2008	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2008	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 3, 2008	By	/s/ Stephen P. Magee
Stephen P. Magee, Director

Date: March 28, 2008	By	/s/ William J. Bowen
William J. Bowen, Director

Date: April 3, 2008	By	/s/ Robert S. Whatley
Robert S. Whatley, Vice President Finance,
Secretary and Treasurer
(Principal Financial and Accounting Officer)