Form 10-Q
period 2008-03-31
POINDEXTER J B & CO INC
filed 2008-05-14
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$761	$6,684
Accounts receivable, net	69,325	52,446
Inventories, net	78,111	79,443
Deferred income taxes	2,080	2,038
Income tax receivable	2,701	5,665
Prepaid expenses and other	1,845	2,430
Total current assets	154,823	148,706
Property, plant and equipment, net	78,753	80,125
Goodwill	35,317	35,317
Intangible assets, net	19,122	19,656
Deferred income taxes	272	252
Other assets	13,268	13,097
Total assets	$301,555	$297,153

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,753	$2,669
Borrowings under revolving credit facility	7,961	3,637
Accounts payable	39,264	31,925
Accrued compensation and benefits	7,651	8,841
Other accrued liabilities	13,412	18,373
Total current liabilities	71,041	65,445
Non-current liabilities
Long-term debt, less current portion	207,116	207,313
Employee benefit obligations and other	6,068	6,126
Total non-current liabilities	213,184	213,439
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	896	1,017
Accumulated deficit	(3,052)	(2,234)
Total stockholder’s equity	17,330	18,269
Total liabilities and stockholder’s equity	$301,555	$297,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Net sales	$184,236	$213,154
Cost of sales	164,306	188,339
Gross profit	19,930	24,815
Selling, general and administrative expense	15,827	16,629
Closed and excess facility costs	—	200
Other expense	168	—
Operating income	3,935	7,986
Interest expense	4,651	4,783
Interest income	(86)	(264)
Income (loss) before income taxes	(630)	3,467
Income tax provision	188	1,779
Net income (loss)	(818)	1,688
Accumulated deficit at beginning of period	(2,234)	(1,228)
Adjustment for adoption of FIN 48	—	(221)
Retained earnings (accumulated deficit) at end of period	$(3,052)	$239

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(818)	$1, 688
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,489	3,194
Amortization of debt issuance costs	196	199
Provision for excess and obsolete inventory	(69)	53
Provision for doubtful accounts receivable	106	(9)
Deferred income tax provision	(62)	(803)
Other	127	(177)

Change in assets and liabilities:
Accounts receivable	(16,988)	(8,788)
Inventories	1,092	(6,135)
Income tax receivable	2,964	(591)
Prepaid expenses and other	478	(413)
Accounts payable	7,724	5,393
Accrued interest	(4,631)	(4,290)
Other accrued liabilities	(1,818)	(3,311)
Net cash used in operating activities	(7,210)	(13,990)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,335)	(4,040)
Proceeds from sale of property, plant and equipment	—	80
Net cash used in investing activities	(2,335)	(3,960)

Cash flows from financing activities:
Payments of long-term debt and capital leases	(539)	(447)
Net proceeds from revolving credit facility	4,324	—
Net cash provided by (used in) financing activities	3,785	(447)
Effect of exchange rate on cash	(163)	75
Change in cash and cash equivalents	(5,923)	(18,322)
Cash and cash equivalents at beginning of period	6,684	29,304
Cash and cash equivalents at end of period	$761	$10,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

(1) Organization and Business

J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries” and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

(2) Basis of Presentation and Opinion of Management

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 3, 2008 on Form 10-K.

(3) Segment Data

The following is a summary of the business segment data:

	For the three months ended March 31,
	2008	2007
Net Sales
Morgan	$60,508	$105,896
Morgan Olson	26,825	25,809
Truck Accessories	36,899	38,223
Specialty Manufacturing	60,304	43,543
Eliminations	(300)	(317)
Net Sales	$184,236	$213,154

Operating Income (loss)
Morgan	$(741)	$6,167
Morgan Olson	(342)	669
Truck Accessories	655	651
Specialty Manufacturing	6,083	3,062
JBPCO (Corporate)	(1,720)	(2,563)
Operating Income	$3,935	$7,986

	March 31, 2008	December 31, 2007
Total Assets as of:
Morgan	$69,801	$60,146
Morgan Olson	28,065	27,865
Truck Accessories	70,987	69,059
Specialty Manufacturing	130,949	133,650
JBPCO (Corporate)	1,753	6,433
Total Assets	$301,555	$297,153

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 52% and 58% of Morgan’s net sales during each of the three months ended March 31, 2008 and 2007, respectively.  Accounts receivable from these customers totaled $9,949 and $3,023 at March 31, 2008 and December 31, 2007, respectively.  Sales of Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 21% and 17% of Specialty Manufacturing’s net sales during each of the three months ended March 31, 2008 and 2007, respectively.  Accounts receivable from this customer totaled $5,339 and $3,828 at March 31, 2008 and December 31, 2007, respectively.

The JBPCO (Corporate) costs were $1,720 and $2,563 for the three months ended March 31, 2008 and 2007, respectively.  The decrease during 2008 was due primarily to the elimination of certain manufacturing process and information technology consulting fees.

(5) Comprehensive Income

The components of comprehensive income were as follows:

	For the three months ended March 31,
	2008	2007
Net income (loss)	$(818)	$1,688
Foreign currency translation loss	(121)	(91)
Comprehensive income (loss)	$(939)	$1,597

(6) Acquisitions

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

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
$10,603

The combined results of operations of the Company for the three months ended March 31, 2007, including Richard’s Manufacturing, Tarlton and MMI for the periods prior to their acquisition, on an unaudited pro forma basis, would be as follows:

Pro forma as of March 31, 2007
Net sales	$229,400
Operating income	11,364
Income before income taxes	6,572
Net income	3,415

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

(7) Inventories

Consolidated inventories, net, consisted of the following:

	March 31,	December 31,
	2008	2007
Raw materials	$42,945	$40,820
Work in process	25,778	26,661
Finished goods	9,388	11,962
Total inventories	$78,111	$79,443

(8) Revolving Credit Facility and Floor Plan Notes Payable

Effective April 14, 2008, the Company increased the maximum loan limit under its revolving credit agreement (“Revolving Credit Facility”) from $30.0 million to $50.0 million.  The Company had borrowings under the Revolving Credit Facility of $7,961 and $3,637 as of March 31, 2008 and December 31, 2007, respectively.  The Company is in compliance with the terms of its 8.75 % Senior Note (“8.75% Notes”) Indenture and its Revolving Credit Facility, the term of which it extended for an additional twelve month period ending March 15, 2009.

The Company has a floor plan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at its Specialty Vehicle Group.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of March 31, 2008 and December 31, 2007.  These obligations are reflected on the accompanying condensed consolidated balance sheet as accounts payable, a current liability.

The total amount financed under these agreements was $2,430 and $3,826 as of March 31, 2008 and December 31, 2007, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of March 31, 2008, the weighted average interest rate on all outstanding floor plan notes payable was 0.6%.  The interest rate on the liabilities that bear interest was 5.3% at March 31, 2008.

(9) Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2008 and 2007 was as follows:

	2008	2007
Cash paid for interest	$9,006	$8,939
Cash paid (refunded) for income taxes	(2,214)	2,422
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	439	259

(10) Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, the Company recognized a $221 increase in tax liabilities related to uncertain state income tax liabilities and a corresponding decrease in the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits as of March 31, 2008 and December 31, 2007 was $3,049, and $2,940, respectively.  If these uncertain tax positions are favorably resolved, $2,157 would reduce our income tax provision in future periods

The Company classifies related interest and penalties (if applicable) as income tax expense in the financial statements.  The total amount of accrued interest and penalties was $735 at March 31, 2008 and $689 at December 31, 2007, which is a $46 increase in the provision for income taxes for the three months ended March 31, 2008.

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

We are subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2003.  Currently, we are under audit by Revenue Canada for tax years 2001 through 2004 and examination by the states of Wisconsin and Illinois.  The Company has provided for any known potential exposures for these examinations.

(11) Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Related Party Transaction. Southwestern Holdings Inc. (“Southwestern”), which is owned by John Poindexter, is a named insured under the Company’s general liability and excess umbrella insurance policies.  During 2007, Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its employees.  The outcome of the lawsuit or the amount of any settlement cannot be estimated; however, in the event a settlement exceeds Southwestern’s separate insurance coverage, coverage will be provided by the Company’s policies and the Company will be liable up to the amount of the deductible or $300.  Any deductible amounts or increased premiums incurred by the Company will be reimbursed by Southwestern.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at March 31, 2008 and December 31, 2007, primarily securing the Company’s chassis bailment pool program at Morgan.

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

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had failed to provide certain reports related to its air permit.  Morgan Olson subsequently filed the reports and is in discussions with the MDEQ to settle these alleged violations.  A penalty is likely but is not expected to have a material adverse effect on the results of operations of the Company.

In July 2005, Morgan notified the United States Environmental Protection Agency (“USEPA”) that it was investigating the possible need to file reports required pursuant to Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the USEPA by August 31, 2005.

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

A letter from the USEPA requesting additional information was received in December 2006 and a response submitted. Action by the USEPA is probable and the financial impact of such enforcement action, if any, cannot be estimated but could be material.

(12) New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”   The FSP delays the effective date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  There was no impact of adopting this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The statement was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

J.B. POINDEXTER & CO., INC.AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2007 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview, please refer to that section.

Results of Operations

Three months ended March 31, 2008 Compared to Three months ended March 31, 2007 (Unaudited)

Sales.  Excluding acquisitions, our consolidated net sales decreased $46.2 million, or 21.7%, to $167.0 million for the quarter ended March 31, 2008 compared to $213.2 million for the quarter ended March 31, 2007.  The acquired operations added $17.2 million of net sales to the current quarter.

•                  Morgan’s net sales decreased $45.4 million, or 42.9%, to $60.5 million compared to $105.9 million for the prior period as demand for Morgan’s truck bodies remained weak and total units shipped declined 40.8%.  Sales of Commercial units declined $40.1 million, or 46.5%, to $46.1 million, and shipments declined 48.1%, partly offset by increased prices.  Sales of Consumer Rental units declined $3.6 million, or 25.2%, due to a 16.9% decline in unit shipments and an 8.3% decline in the average unit price of a truck body as sales of smaller, lower-priced units made up a greater share of sales.  Demand for truck bodies remains weak into the second quarter and a strike at American Axle, a General Motors supplier of chassis parts, has reduced the availability of chassis for some of our customers.  The delay in the delivery of chassis will delay manufacturing the product and defer sales later into the second and third quarters of 2008 and there is a risk that customers will cancel orders in the event that chassis deliveries are delayed past the usually busier truck rental summer season.  The disruption to chassis supplies had no material effect on first quarter results but has resulted in the shutdown of certain production lines in April.

•                  Morgan Olson’s net sales increased $1.0 million, or 3.9%, to $26.8 million compared to $25.8 million for the prior period.  Sales of step vans were flat with the same period last year as a 7.7% increase in the volume of unit shipments was offset by a 6.3% decline in the average price of a step van as sales of smaller, lower-priced units made up a greater share of sales.  Parts and service sales were $4.9 million for the quarter compared to $4.2 million in the prior period, an increase of $0.7 million or 17.7%.

•                  Truck Accessories’ net sales decreased $1.3 million, or 3.5%, to $36.9 million compared to $38.2 million for the prior period. Sales of pickup truck caps and tonneaus decreased 3.5% on an 8.0% decline in unit shipments to approximately 39,000 units, partly offset by price increases.  Pickup truck sales in the United States and Canada decreased 15.1% compared to the prior period to approximately 552,000 units for the quarter ended March 31, 2007.

•                  Specialty Manufacturing’s net sales increased by $16.8 million, or 38.5%, to $60.3 million compared to $43.5 million for the prior period.   MIC Group’s net sales increased $20.5 million, or 123.8%, including $17.3 million of additional sales from acquisitions.  MIC Group’s sales are comprised primarily of sales to customers in the energy services business and represented 61.1% of Specialty Manufacturing’s sales compared to 38.1% for the prior period as a result of the acquisitions and continued strong demand for services from the oil and gas industry.  Non-energy-related sales decreased by $3.8 million, or 14.1%, to $23.2 million primarily due to decreased Specialty Vehicle Group sales on lower demand primarily for its funeral and limousine products.

Backlog.  Consolidated backlog was $213.3 million as of March 31, 2008 compared to $219.3 million at December 31, 2007 and $200.6 million as of March 31, 2007. The acquired operations added $42.8 million of backlog as of March 31, 2007 and $39.3 million as of December 31, 2007.

•                  Morgan’s backlog was $80.6 million at March 31, 2008 compared to $62.0 million at December 31, 2007 and $111.6 million at March 31, 2007.   The decrease compared to a year ago was primarily due to the decrease in demand for Commercial units. Compared to December 31, 2007, backlog increased due to additional Consumer Rental orders of $7.1 million and Commercial orders for delivery later in the year.

•                  Morgan Olson’s backlog was $25.1 million at March 31, 2008 compared to $43.5 million at December 31, 2007 and $27.9 million at March 31, 2007.

•                  Truck Accessories’ backlog was $2.6 million at March 31, 2008 compared to $3.6 million at December 31, 2007 and $4.6 million as of March 31, 2007.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                  Specialty Manufacturing’s backlog at March 31, 2008 was $105.0 million compared to $110.2 million at December 31, 2007 and $56.5 million at March 31, 2007.

Cost of sales and gross profit.  Excluding acquisitions, our consolidated cost of sales decreased by $38.2 million, or 20.3%, to $150.1 million for the quarter ended March 31, 2008 compared to $188.3 million for the quarter ended March 31, 2007. Excluding acquisitions, consolidated gross profit decreased by $7.9 million, or 31.9%, to $16.9 million (10.1% of net sales) for the quarter ended March 31, 2008 compared to $24.8 million (11.6% of net sales) last year.  The acquired operations added $14.1 million and $3.1 million of cost of sales and gross profit, respectively, to the current quarter.  Excluding acquisitions, material costs were 52.1% of net sales compared to 54.7% last year, labor costs were 14.5% of net sales compared to 14.7% last year, and overhead costs were 23.3% of net sales compared to 18.9% last year.

•                  Morgan’s gross profit decreased by $7.2 million, or 65.5%, to $3.8 million (6.3% of its net sales) compared to $11.0 million (10.4% of its net sales) for the prior period. The decrease in the gross profit was primarily due to the 42.9% decrease in net sales.  The decrease in the gross margin percentage was primarily due to lower overhead absorption on lower production volumes.  Overhead expenses as a percentage of net sales increased to 21.2% from 17.3% in the prior period.

•                  Morgan Olson’s gross profit decreased by $1.0 million to $1.4 million (5.1% of its net sales) compared to $2.4 million (9.2% of its net sales) for the prior period due primarily to increased overhead costs partially offset by lower labor costs and a decline in material costs relative to sales.  Overhead expenses increased 18.3% compared to the prior period primarily as a result of increased freight costs.

•                  Truck Accessories’ gross profit decreased by $0.3 million, or 6.0%, to $4.1 million (11.1% of its net sales) compared to $4.4 million (11.5% of its net sales) for the prior period.  The decrease in gross profit was primarily due to the 3.5% decline in net sales and a 3.8% increase in overhead costs partly offset by a decline in material and labor costs.

•                  Specialty Manufacturing’s gross profit increased $3.6 million, or 50.2%, to $10.7 million (17.7% of its net sales) compared to $7.1 million (16.3% of its net sales) for the prior period primarily due to a $4.8 million or 140.9% increase in gross profit at its machining services operations.  The acquired operations added $3.1 million (18.1% of net sales) of gross profit.

Selling, general and administrative expenses.  Excluding acquisitions, our consolidated selling, general and administrative expenses decreased $1.7 million, or 10.2%, to $15.0 million (9.0% of net sales) for the quarter ended March 31, 2008 compared to $16.7 million (7.8% of net sales) for the quarter ended March 31, 2007.  The acquired operations added $0.8 million of selling, general and administrative expenses during the current quarter.

•                  Morgan’s selling, general and administrative expenses decreased $0.5 million, or 9.9%, to $4.3 million (7.1% of its net sales) compared to $4.8 million (4.5% of its net sales) for the prior period.  Expenses declined primarily due to lower commission expense on lower sales and lower salary and wage expenses on a 13.0% reduction in personnel.

•                  Morgan Olson’s selling, general and administrative expenses were $1.7 million for the current and prior period.

•                  Truck Accessories’ selling, general and administrative expenses decreased by $0.2 million, or 7.4%, to $3.5 million (9.4% of its net sales) from $3.7 million (9.8% of its net sales) for the prior period.   The decrease was mainly due to cost reductions including reduction in personnel.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased by $0.8 million, or 19.9%, to $4.6 million (7.6% of its net sales) compared to $3.8 million (8.8% of its net sales) for the prior period due to the acquired operations.

•                  Corporate selling, general and administrative expenses during the first quarter of 2008 decreased $0.9 million, or 32.4%, to $1.7 million from $2.6 million for the prior period.  The reduction was due to a decrease in consulting costs related to manufacturing process improvements.  These costs have been replaced to a certain extent with additional management at the business units.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income, excluding acquisitions, decreased by $6.3 million, or 78.6%, to $1.7 million (1.0% of net sales) for the quarter ended March 31, 2008 from $8.0 million (3.7% of net sales) for the quarter ended March 31, 2007.  The acquisitions added $2.3 million (13.4% of net sales) of operating income during the current period.

•                  Morgan’s operating income decreased by $6.9 million, or 112.0%, to a loss of $0.7 million compared to income of $6.2 million (5.8% of its net sales) for the prior period.

•                  Morgan Olson’s operating income decreased by $1.0 million to a loss of $0.3 million operating profit compared to income of $0.7 million for the prior period.

•                  Truck Accessories’ operating income remained flat compared to prior year at $0.7 million (1.7% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income increased by $3.0 million, or 98.7%, to $6.1 million (10.1% of its net sales) compared to $3.1 million (7.0% of its net sales) for the prior period.

•                  Corporate expenses decreased $0.9 million to $1.7 million for the quarter ended March 31, 2008 compared to $2.6 million for the quarter ended March 31, 2007.

Interest expense.  Consolidated interest expense was $4.7 million, or 2.5%, of net sales compared to $4.8 million, or 2.2%, of net sales for the quarters ended March 31, 2008 and 2007, respectively.

Income taxes. The effective income tax rate was 51.3% of income before income taxes for the three months ended March 31, 2007.  We recorded a $0.2 million income tax provision for the three months ended March 31, 2008 despite reporting a loss before income taxes because income before income taxes was earned in the U.S. on which tax expense was reflected but this was offset by larger losses in Canada on which no tax benefit was reflected because of an increase in the deferred tax valuation allowance.  The income tax provision for the three months ended March 31, 2007 differs from the amount computed based on the federal statutory rate as a result of state and foreign taxes.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.  During the quarter ended March 31, 2008, we incurred Canadian pre tax losses of $1.0 million and recorded an increase in the valuation allowance against the deferred tax asset related to these losses of $0.3 million.  We recorded an increase in the valuation allowance of $0.3 million during the quarter ended March 31, 2007 against a capital loss carryforward and state and foreign net operating loss carryforward deferred tax assets of an equal amount.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an adjustment to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working capital at March 31, 2008 was $83.8 million compared to $83.3 million at December 31, 2007. Excluding cash and cash equivalents, working capital increased $6.4 million.  Average days sales outstanding in receivables at March 31, 2008 were approximately 34 compared to 33 at March 31, 2007 and inventory turns were approximately 8 at March 31, 2008 compared to 9 at March 31, 2007.  We continue to take advantage of purchase discounts wherever economic and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2008 used cash of $7.2 million compared to $14.0 million during the three months ended March 31, 2007. The decrease in net cash used in operating activities was due primarily to a $7.2 million decrease in the seasonal increase in working capital over the first quarter of each year.

Investing cash flows.  Net cash used in investing activities decreased to $2.3 million for the three months ended March 31, 2008 compared to $4.0 million for the three months ended March 31, 2007.  Investing activities for the quarter was for capital expenditures of $2.3 million which consisted primarily of expansion expenditures at Specialty Manufacturing and new product molds at Truck Accessories.

Financing cash flows.  We generated cash of $3.8 million in financing activities for the three months ended March 31, 2008 compared to cash used of $0.4 million for the three months ended March 31, 2007 due primarily to $4.3 million of borrowings on our Revolving Credit Facility.

Long-term debt.  At March 31, 2008, total debt was $209.9 million compared to $210.0 million at December 31, 2007 and the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes was 1.9 to 1.0. As a result, we are now unable to incur additional debt, excluding revolver borrowings, until the ratio is greater than 2.0 to 1.0. Our Revolving Credit Facility, which was extended through March 15, 2009, and Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  Based upon our borrowing base, we had approximately $39.6 million of availability under our Revolving Credit Facility at March 31, 2008.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. We believe that our cash and borrowing availability under the Revolving Credit Facility will satisfy our cash requirements for the coming year, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate, and circumstances that are beyond our control.  There is no certainty that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows,   we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction will require additional capital, which may not be available to us.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the three months ended March 31, 2008.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (1) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including interest rate risk and foreign currency risk.  The adverse effects of potential changes in these market risks are discussed below.

Interest Rates

As of March 31, 2008, the Company had $200.0 million of 8.75% Notes, long-term debt, outstanding, with an estimated fair value of approximately $130.0 million based upon their traded value at March 31, 2008.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $5.5 million as of March 31, 2008.

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

Based on such evaluation, except for the matter discussed in the following paragraph, the Company’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

In its annual report on Form 10-K for the year ended December 31, 2007, as filed on April 3, 2008, the Company identified two material internal control weaknesses; one relating to the reporting of inventories at one of its locations and one relating to the oversight of its business unit reporting and related to work outsourced to third parties as it relates to financial reporting matters.  As indicated in its 2007 Form 10-K filing, the Company believes that it has corrected the first weakness through the implementation of new systems and procedures.  As of the Evaluation Date and as of the date of the filing, the Company has not taken any specific steps to remediate the second weakness.  The Company indicated in its 2007 Form 10-K filing that action to remediate this would include the addition of corporate and business unit personnel and the Company is continuing to evaluate those needs.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A.  Risk Factors are included in our Annual Report on Form
10-K for the year ended December 31, 2007.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 14, 2008	By	: /s/ R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer