Form 10-Q
period 2008-06-30
POINDEXTER J B & CO INC
filed 2008-08-14
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 333-123598

J.B. POINDEXTER & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0312814
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

600 Travis St.

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amount)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,583	$6,684
Accounts receivable, net	61,382	52,446
Inventories, net	70,358	79,443
Deferred income taxes	2,045	2,038
Income tax receivable	135	5,665
Prepaid expenses and other	1,307	2,430
Total current assets	156,810	148,706
Property, plant and equipment, net	77,671	80,125
Goodwill	35,317	35,317
Intangible assets, net	18,713	19,656
Deferred income taxes	106	252
Other assets	12,825	13,097
Total assets	$302,442	$297,153
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,730	$2,669
Borrowings under revolving credit facility	—	3,637
Accounts payable	35,095	31,925
Accrued compensation and benefits	9,718	8,841
Other accrued liabilities	18,980	18,373
Total current liabilities	66,523	65,445
Non-current liabilities
Long-term debt, less current portion	206,453	207,313
Employee benefit obligations and other	6,108	6,126
Total non-current liabilities	212,561	213,439
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	601	1,017
Retained earnings (accumulated deficit)	2,271	(2,234)
Total stockholder’s equity	22,358	18,269
Total liabilities and stockholder’s equity	$302,442	$297,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$208,235	$229,743	$392,471	$442,897
Cost of sales	178,946	200,568	343,252	388,907
Gross profit	29,289	29,175	49,219	53,990
Selling, general and administrative expense	16,187	15,627	32,014	32,457
Other income	(342)	—	(174)	—
Operating income	13,444	13,548	17,379	21,533
Interest expense	4,703	4,178	9,354	8,961
Interest income	(80)	(266)	(166)	(530)
Income before income taxes	8,821	9,636	8,191	13,102
Income tax provision	3,498	4,752	3,686	6,531
Net income	5,323	4,884	4,505	6,571
Retained earnings (accumulated deficit) at beginning of period	(3,052)	237	(2,234)	(1,229)
Adjustment for adoption of FIN 48	—	—	—	(221)
Retained earnings at end of period	$2,271	$5,121	$2,271	$5,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,505	$6,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,039	6,636
Amortization of debt issuance costs	342	396
Provision for excess and obsolete inventory	273	570
Provision for doubtful accounts receivable	243	83
Deferred income tax provision	155	(752)
Other	101	(114)
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(9,167)	(4,429)
Inventories	8,838	(3,358)
Prepaid expenses and other	1,067	301
Accounts payable	3,483	9,482
Accrued income taxes	5,562	702
Accrued interest	(340)	(349)
Other accrued liabilities	1,151	(1,191)
Net cash provided by operating activities	25,252	14,548
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	82
Acquisition of businesses	—	(12,634)
Purchase of property, plant and equipment	(5,472)	(7,775)
Other	142	—
Net cash used in investing activities	(5,330)	(20,327)

Cash flows from financing activities:
Net payments of revolving credit facility	(3,637)	—
Payments of long-term debt and capital leases	(1,238)	(887)
Net cash used in financing activities	(4,875)	(887)

Effect of exchange rate on cash	(148)	439
Change in cash and cash equivalents	14,899	(6,227)
Cash and cash equivalents at beginning of period	6,684	29,304
Cash and cash equivalents at end of period	$21,583	$23,077

The accompanying notes are an integral part of these condensed consolidated financial statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1)  Organization and Business. J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries” and together with JBPCO, the “Company”) operate manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 3, 2008 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net Sales:
Morgan	$76,257	$114,951	$136,765	$220,847
Morgan Olson	33,810	25,770	60,635	51,579
Truck Accessories	36,111	41,167	73,010	79,390
Specialty Manufacturing	62,823	48,665	123,127	92,208
Eliminations	(766)	(810)	(1,066)	(1,127)
Net Sales	$208,235	$229,743	$392,471	$442,897
Operating Income (Loss):
Morgan	$3,814	$8,294	$3,073	$14,461
Morgan Olson	2,898	1,124	2,556	1,793
Truck Accessories	1,058	1,624	1,713	2,275
Specialty Manufacturing	7,383	4,717	13,466	7,779
JBPCO (Corporate)	(1,709)	(2,211)	(3,429)	(4,775)
Operating Income	$13,444	$13,548	$17,379	$21,533

	June 30, 2008	December 31, 2007
Total Assets as of:
Morgan	$63,176	$60,146
Morgan Olson	24,393	27,865
Truck Accessories	67,285	69,059
Specialty Manufacturing	128,040	133,650
JBPCO (Corporate)	18,548	6,433
	$301,442	$297,153

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 54% and 58% of Morgan’s net sales during each of the six months ended June 30, 2008 and 2007, respectively.  Accounts receivable from these customers totaled $5,806 and $3,023 at June 30, 2008 and December 31, 2007, respectively.  Sales related to Specialty Manufacturing are concentrated with international oil field service companies, with one customer that accounted for approximately 20% and 17% of Specialty Manufacturing’s net sales during each of the six months ended June 30, 2008 and

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

2007, respectively.  Accounts receivable from this customer totaled $4,412 and $3,828 at June 30, 2008 and December 31, 2007, respectively.

(4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income	$5,323	$4,884	$4,505	$6,571
Foreign currency translation gain (loss)	(295)	617	(416)	526
Comprehensive income	$5,028	$5,501	$4,089	$7,097

(5) Acquisitions. Effective April 30, 2007, MIC Group acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”). Richard’s Manufacturing is a precision machining business located in Duncan, Oklahoma and operates as a division of Specialty Manufacturing. It continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Richard’s Manufacturing’s operations have been included in the consolidated financial statements since that date.

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
$12,635

Effective August 23, 2007, MIC Group acquired all of the common stock of Tarlton Supply Company (“Tarlton”). Tarlton is a precision machining and assembly business located in Brenham, Texas and operates as a division of Specialty Manufacturing. It continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Tarlton’s operations have been included in the consolidated financial statements since that date.

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
$18,435

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Effective September 4, 2007, MIC Group acquired all of the common stock of Machine and Manufacturing I, Inc. (“MMI”). MMI is a precision machining business located in Houston, Texas and operates as a division of Specialty Manufacturing. It continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of MMI’s operations have been included in the consolidated financial statements since that date.

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
$10,603

The combined results of operations of the Company for the three and six months ended June 30, 2008 and 2007, including Richard’s Manufacturing, Tarlton, and MMI for the periods prior to their acquisition, on an unaudited pro forma basis, would have been as follows:

	For the three months ended		For the six months ended
Pro Forma as of June 30, 2007	2008	2007	2008	2007
Net sales	$208,235	$242,311	$392,471	$471,711
Operating income	13,444	15,783	17,379	27,393
Income before income taxes	8,821	11,838	8,191	18,852

(6) Inventories.  Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2008	2007
Raw materials	$37,839	$40,820
Work in process	24,446	26,661
Finished goods	8,073	11,962
Total inventories	$70,358	$79,443

(7) Revolving Credit Facility and Floorplan Notes Payable

Effective April 14, 2008, the Company increased the maximum loan limit under its revolving credit agreement (“Revolving Credit Facility”) from $30.0 million to $50.0 million.  The Company had no borrowings under the Revolving Credit Facility as of June 30, 2008 and $3,637 as of December 31, 2007.  The Company is in compliance with the terms of its 8.75% Senior Note (“8.75% Notes”) Indenture and its Revolving Credit Facility, the term of which it extended for an additional 12-month period ending March 15, 2009.

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Specialty Vehicle Group.  Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of June 30, 2008 and December 31, 2007.  These obligations are reflected on the accompanying condensed balance sheet as accounts payable.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The total amount financed under these agreements was $770 and $3,826 as of June 30, 2008 and December 31, 2007, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of June 30, 2008, the weighted average interest rate on all outstanding floorplan notes payable was 0.6%.  The interest rate on the liabilities that bear interest was 4.3% at June 30, 2008.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2008 and 2007 was as follows:

	2008	2007
Cash paid for interest	$9,139	$9,150
Cash paid (refunded) for income taxes	(1,496)	5,317
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	439	1,435

(9) Income Taxes.

The income tax provision for the periods ended June 30, 2008 and 2007 is recorded based on a projected annual tax rate in accordance with FIN 18.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, the Company recognized a $221 increase in tax liabilities related to uncertain state income tax liabilities and a corresponding decrease in the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits as of June 30, 2008 and December 31, 2007 was $3,140 and $2,940, respectively.

The Company classifies interest and penalties (if applicable) related to taxes as income tax expense in the financial statements.  The total amount of accrued interest and penalties was $781 at June 30, 2008 and $689 at December 31, 2007, which is a $46  and $92 increase in the provision for income taxes for the three months and six months ended June 30, 2008, respectively.

We are subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2003.  Currently, we are under audit by Revenue Canada for tax years 2001 through 2004 and examination by the states of Wisconsin and Illinois.  The Company has provided for all known potential exposures for these examinations.

(10) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at June 30, 2008 and December 31, 2007, primarily securing the Company’s chassis bailment pool programs.

Environmental Matters. The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of its operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, impose strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates nonhazardous wastes, which are also subject to regulation under applicable environmental laws.

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

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had allegedly failed to provide certain reports related to its air permit and committed certain other permit violations.  Morgan Olson disagrees with MDEQ’s interpretation of the required reports and could not reach agreement with MDEQ to settle these alleged violations.  MDEQ has referred the matter to the United States Environmental Protection Agency (“USEPA”).  The Company is in the early stages of providing information to the USEPA for their review.  Though a penalty may be likely, it is not expected to have a material adverse effect on the results of operations of the Company.

In July 2005, Morgan notified the USEPA that it was investigating its compliance with the filing requirements of Section 313 of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder. All necessary reports were completed and filed with the USEPA by August 31, 2005.  A letter from the USEPA requesting additional information was received in December 2006 and a response submitted. Action by the USEPA is probable and the financial impact of such enforcement action, if any, cannot be estimated but could be material.

(11) New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”   The FSP delays the effective date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring   basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  There was no impact of adopting this statement for financial assets and liabilities and those regularly recognized or disclosed at fair value.

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

Results of Operations

Three months ended June 30, 2008 Compared to Three months ended June 30, 2007 (Unaudited)

Sales.  Our consolidated net sales decreased $21.5 million, or 9.4%, to $208.2 million for the quarter ended June 30, 2008 compared to $229.7 million for the quarter ended June 30, 2007.

•                  Morgan’s net sales decreased $38.7 million, or 33.7%, to $76.3 million compared to $115.0 million for the prior period as industrywide demand for class 5-7 truck bodies continued at depressed levels compared to a year ago.  Morgan’s total units shipped decreased 39.9% for the quarter partly offset by a 10% increase in the average price of a truck body.  Sales of commercial units declined $28.5 million, or 31%, and consumer rental sales decreased $8.7 million, or 50.4%.  A labor dispute at American Axle, which ended in the second quarter of 2008, delayed the delivery of General Motors chassis to certain of Morgan’s customers, which will defer the sales related to these chassis, approximately $10.0 million, into the third quarter.

•                  Morgan Olson’s net sales increased $8.0 million, or 31.2%, to $33.8 million compared to $25.8 million for the prior period.  Step van sales increased $3.3 million, or 16.3%, as a result of a 24% increase in unit shipments.  The average price per unit, however, decreased 6.2% as the proportion of sales of smaller units increased this quarter.  Sales of service parts increased $5.7 million, or 140.5%, almost entirely as a result of a service parts purchase by the United States Postal Service.

•                  Truck Accessories’ net sales decreased $5.1 million, or 12.3%, to $36.1 million compared to $41.2 million for the prior period.  Cap and tonneau sales declined 13.7% to $32.3 million and sales of window and door components increased 2.6% to $3.8 million.  Shipments of caps and tonneaus declined approximately 9,400 units, or 20.4%, partly offset by an increase in the average unit selling price of 10.2%.  New pickup truck sales in the United States and Canada declined 29.6% during the quarter compared to a year ago.

•                  Specialty Manufacturing’s net sales increased $14.1 million, or 29.1%, to $62.8 million compared to $48.7 million for the prior period. Energy related net sales increased $19.8 million, or 97.1%, to $40.2 million, including $17.0 million of additional sales from businesses acquired during the second and third quarters of 2007.  Non-energy related sales decreased $5.6 million, or 19.9%, to $22.7 million primarily due to lower sales at Specialty Vehicle Group on weak demand for its limousine and bus products.

Backlog.  Consolidated backlog was $169.9 million on June 30, 2008 compared to $219.3 million at December 13, 2007 and $164.0 million on June 30, 2007.

•                  Morgan’s backlog was $48.9 million at June 30, 2008 compared to $62.0 million at December 31, 2007 and $49.8 million at June 30, 2007. The decrease compared to prior periods was primarily due to a decline in orders for retail units.  Backlog of consumer rental units accounted for $13.8 million of the total as of June 30, 2008, as compared to $4.1 million a year ago.  The increase was the result of the deferral of sales into the third quarter of 2008 caused by delays of chassis deliveries from General Motors.

•                  Morgan Olson’s backlog was $28.6 million compared to $43.5 million at December 31, 2007 and $47.4 million at June 30, 2007.  The decline at June 30, 2008 was mainly due to decreased demand for fleet units.

•                  Truck Accessories’ backlog was $2.4 million compared to $3.6 million at December 31, 2007 and $4.2 million as of June 30, 2007.  Production consists primarily of made to order units and backlog represents approximately two weeks of production, which has been lower during 2008 due to the 12.3% decline in sales.

•                  Specialty Manufacturing’s backlog was $90.0 million compared to $110.2 million at December 31, 2007 and $62.6 million at June 30, 2007.  The backlog related to businesses acquired during 2007 totaled $35.4 million as of June 30, 2008 and $38.9 million as of December 31, 2007.   The overall decline compared to December 31, 2007 was mainly due to weak demand for Specialty Vehicle Group’s products.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $21.6 million, or 10.8%, to $178.9 million for the quarter ended June 30, 2008 compared to $200.6 million for the quarter ended June 30, 2007.  Consolidated gross profit increased $0.1 million, or 0.4%, to $29.3 million (14.1% of net sales) for the quarter compared to $29.2 million (12.7% of net sales) last year.  Material costs were 52.8% of net sales compared to 54.7% last year, labor costs were 13.4% of net sales compared to 14.4% last year, and overhead costs were 18.3% of net sales compared to 18.1% in the prior period.

•                  Morgan’s gross profit decreased $5.2 million, or 39.6%, to $8.1 million (10.6% of its net sales) compared to $13.3 million (11.6% of its net sales) for the prior period.  The decline in gross profit was due to a 40.1% decrease in sales.  Morgan’s gross profit margin declined due to increased overhead costs and the decrease in the absorption of overhead on lower production volume, partly offset by a decrease in material and labor costs. Morgan has implemented a price increase of between 2%-3%, depending on product, effective August 2008 to offset increasing material costs.

•                  Morgan Olson’s gross profit increased $2.3 million, or 83.6%, to $5.0 million (14.7% of its net sales) compared to $2.7 million (10.5% of its net sales) for the prior period.  While manufacturing gross profit margins improved over last year as process improvements reduced material and labor costs as a percentage of net sales, the increase in gross profit margins was primarily due to the $5.7 million increase in service parts sales.

•                  Truck Accessories’ gross profit decreased $0.2 million to $4.3 million (12.0% of its net sales) compared to $4.5 million (10.9% of its net sales) for the prior period due to lower sales.   The increase in gross profit, as a percentage of net sales, was the result of improved labor productivity, partially offset by lower overhead absorption.

•                  Specialty Manufacturing’s gross profit increased $3.4 million, or 38.2%, to $12.0 million (19.0% of its net sales) compared to $8.6 million (17.8% of its net sales) for the prior periods.  The businesses acquired in 2007 added $4.1 million (7.4% of net sales from acquired businesses) of gross profit.  Gross profit at the non-energy related operations declined $2.1 million due to weak demand for their products.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $0.6 million, or 3.2%, to $16.2 million (7.8% of net sales) for the quarter ended June 30, 2008 compared to $15.6 million (6.9% of net sales) for the quarter ended June 30, 2007.

•                  Morgan’s selling, general and administrative expenses decreased $0.8 million, or 15.9%, to $4.2 million (5.5% of its net sales) compared to $5.0 million (4.4% of its net sales) for the prior period due to lower salary costs resulting from an 11% headcount reduction  and lower commissions on lower sales.

•                  Morgan Olson’s selling, general and administrative expenses increased $0.5 million, or 30.6%, to $2.1 million (6.1% of its net sales) compared to $1.6 million (6.1% of its net sales) for the prior period primarily due to commissions paid on increased service parts sales.

•                  Truck Accessories’ selling, general and administrative expenses increased $0.4 million, or 14.2%, to $3.3 million (9.0% of its net sales) from $2.9 million (7.1% of its net sales) for the prior period.  The prior period expense was reduced by $0.3 million of cost reduction in the prior year related to a legal settlement and insurance reserve adjustments that were not repeated in 2008.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased by $0.9 million, or 23.0%, to $4.9 million (7.9% of its net sales) from $4.0 million (8.2% of its net sales) for the prior period.  The increase was due to the businesses acquired in 2007 which added $1.1 million of additional selling, general and administrative  expenses.

•                  Corporate selling, general and administrative expenses during the second quarter of 2008 decreased $0.5 million, or 22.7%, to $1.7 million from $2.2 million in the prior period.  The decrease was primarily related to a decrease in  consulting expenses of $0.4 million.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased $0.1 million, or 0.8%, to $13.4 million (6.5% of net sales) for the quarter ended June 30, 2008 compared to $13.5 million (5.9% of net sales) for the quarter ended June 30, 2007.

•                  Morgan’s operating income decreased by $4.5 million, or 54.0%, to $3.8 million (5.0% of its net sales) compared   to $8.3 million (7.2% of its net sales) for the prior period.

•                  Morgan Olson’s operating income increased by $1.8 million, or 157.8%, to $2.9 million (8.6% of its net sales) compared to $1.1 million (4.4% of its net sales) for the prior period.

•                  Truck Accessories’ operating income decreased by $0.5 million, or 34.9%, to $1.1 million (2.9% of its net sales) compared to $1.6 million (3.9% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income increased by $2.7 million, or 56.5%, to $7.4 million (11.8% of its net sales) compared to $4.7 million (9.7% of its net sales) for the prior period.   The businesses acquired in 2007 added $4.0 million (6.3% of acquired net sales) of operating income during the period.

Interest expense.  Consolidated interest expense was $4.7 million (2.3% of net sales) compared to $4.2 million (1.8% of   net sales) for the prior period.

Income taxes.  For the three months ended June 30, 2008 and 2007, the effective tax rate was 39.7% and 49.3% of income before income taxes, respectively.  The income tax provisions for the three months ended June 30, 2008 and 2007 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes as well as the increase in the valuation allowance against foreign net operating losses generated in Canada of approximately $0.1 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and a $0.1 million and $0.6 million increase in the liability for unrecognized tax benefits for the three months ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 Compared to Six months ended June 30, 2007 (Unaudited)

Sales.  Our consolidated net sales decreased $50.4 million, or 11.4%, to $392.5 million for the six months ended June 30, 2008 compared to $442.9 million for the six months ended June 30, 2007.

•                  Morgan’s net sales decreased $84.0 million, or 38.1%, to $136.8 million compared to $220.8 million for the prior period as total shipments declined 40.3% partly offset by a 2.8% increase in the average price of a truck body.    Sales of commercial units decreased $68.5 million, or 38.5%, from $178.0 million to $109.5 million and consumer rental sales decreased $12.3 million, or 38.9%, from $31.6 million to $19.3 million. A labor dispute at American Axle, which ended in the second quarter of 2008, delayed the delivery of General Motors chassis to certain of Morgan’s customers, which will defer the sales related to these chassis, approximately $10.0 million, into the third quarter.

•                  Morgan Olson’s net sales increased $9.0 million, or 17.6%, to $60.6 million compared to $51.6 million for the prior period.  Sales of step vans increased $3.5 million, or 8.5%, on a 15.9% increase in unit shipments.  The average price of a step van body declined by 6.0% as a result of an increase in production of smaller units.  Service parts sales increased $6.4 million, or 78.1%, mainly as a result of the $5.5 million service parts sale to the United States Postal Service.

•                  Truck Accessories’ net sales decreased $6.4 million, or 8.0%, to $73.0 million compared to $79.4 million for the prior period.  Sales of cap and tonneau covers for pickup trucks decreased $5.9 million or 8.0% to $66.0 million from $71.9 million on a 14.5% decline in unit shipments to approximately 75,000 units partly offset by a 7.4%

increase in the average unit price.  Pickup truck sales in the United States and Canada decreased 22.6% compared to last year.   Sales of window and door products declined slightly to $7.0 million from $7.4 million.

•                  Specialty Manufacturing’s net sales increased by $30.9 million, or 33.5%, to $123.1 million compared to $92.2 million for the prior period.  Energy related sales increased $40.3 million, or 109.1%, and included $34.3 million of additional sales from businesses acquired in the second and third quarters of last year.  Non-energy  related sales decreased $9.4 million, or 17.0%, due to lower demand for packaging materials, bus and limousine products.

Cost of sales and gross profit.  Our consolidated cost of sales decreased by $45.7 million, or 11.7%, to $343.2 million for the six months ended June 30, 2008 compared to $388.9 million for the six months ended June 30, 2007. Consolidated gross profit decreased by $4.8 million, or 8.8%, to $49.2 million (12.5% of net sales) for the six months ended June 30, 2008 compared to $54.0 million (12.2% of net sales) for the six months ended June 30, 2007.  Material costs were 52.3% of net sales for the six months ended June 30, 2008 compared to 54.8% from last year, labor costs were 14.0% of net sales compared to 14.5% last year, and overhead costs were 19.8% of net sales compared to 18.5% last year.

•                  Morgan’s gross profit decreased $12.5 million, or 51.3%, to $11.8 million (8.7% of its net sales) compared to $24.3 million (11.0% of its net sales) for the prior period.  Material and labor costs declined as a percentage of net sales offset by an increase in overhead costs as a result of the lower absorption of costs on lower production volumes.  Morgan has implemented two price increases this year, 2% in January and 2%-3% in August to mitigate increasing material costs.

•                  Morgan Olson’s gross profit increased $1.2 million, or 24.8%, to $6.3 million (10.4% of its net sales) compared to $5.1 million (9.9% of its net sales) for the prior period.  The improvement in gross profit was due primarily to higher manufacturing gross profit margins and higher service parts sales.

•                  Truck Accessories’ gross profit decreased $0.4 million, or 4.8%, to $8.4 million (11.6% of its net sales) compared to $8.8 million (11.2% of its net sales) for the prior period.  The decrease in gross profit was a result of lower sales partly offset by higher gross profit margins due primarily to improved labor productivity.

•                  Specialty Manufacturing’s gross profit increased $6.9 million, or 43.6%, to $22.6 million (18.4% of its net sales) compared to $15.7 million (17.1% of its net sales) for the prior period.  Businesses acquired during 2007 added  $7.1 million (5.8% of their net sales) of gross profit.   Gross profits declined at the other operations, primarily the Specialty Vehicle Group on lower sales.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased  $0.5 million, or 1.1%, to $32.0 million (8.2% of net sales) for the six months ended June 30, 2008 compared to $32.5 million (7.3% of net sales) for the six months ended June 30, 2007.

•                  Morgan’s selling, general and administrative expenses decreased $1.2 million, or 12.8%, to $8.6 million (6.3% of  its net sales) compared to $9.8 million (4.5% of its net sales) for the prior period.  The decrease in expense was due primarily to a 10% reduction in headcount year over year.

•                  Morgan Olson’s selling, general and administrative expenses increased $0.5 million, or 15.0%, to $3.8 million (6.2% of its net sales) compared to $3.3 million (6.4% of its net sales) for the prior period due primarily to additional commission costs on service parts sales.

•                  Truck Accessories’ selling, general and administrative expenses increased $0.1 million, or 1.5%, to $6.7 million (9.2% of its net sales) from $6.6 million (8.4% of its net sales) for the prior period.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased $1.5 million, or 19.6%, to $9.5 million (7.7% of its net sales) from $8.0 million (8.6% of its net sales) for the prior period.   Businesses acquired

during 2007 added $1.9 million in additional expenses that were partially offset by a $0.7 million decrease in expenses at Specialty Vehicle Group due to a reduction in personnel.

•                  Corporate selling, general and administrative expenses during the first six months of 2008 decreased $1.4 million, or 27.9%, to $3.4 million from $4.8 million for the prior period.  The decrease was primarily due to a decrease in information technology spending of $0.4 million and consulting expenses of $0.9 million.

Operating income.  Due to the effect of the factors described above, consolidated operating income decreased by $4.1 million, or 19.3%, to $17.4 million (4.4% of net sales) for the six months ended June 30, 2008 from $21.5 million (4.9% of net sales) for the six months ended June 30, 2007.

•                  Morgan’s operating income decreased $11.4 million, or 78.8%, to $3.1 million (2.2% of its net sales) compared to $14.5 million (6.5% of its net sales) for the prior period.

•                  Morgan Olson’s operating income increased $0.8 million to $2.6 million (4.2% of its net sales) compared to $1.8 million (3.5% of its net sales) for the prior period.

•                  Truck Accessories’ operating income decreased $0.6 million, or 24.7%, to $1.7 million (2.3% of its net sales) compared to $2.3 million (2.9% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income increased $5.7 million, or 73.1%, to $13.5 million (10.9% of its net sales) compared to $7.8 million (8.4% of its net sales) for the prior period.  The acquisitions added $6.2 million (5.0% of its net sales) of operating income during the period.

Interest expense.  Consolidated interest expense was $9.4 million (2.4% of net sales) compared to $9.0 million (2.0% of  net sales) for the prior period.

Income taxes. The effective income tax rate was 45.0% and 49.8% of income before income taxes for the six months ended June 30, 2008 and 2007, respectively.  The income tax provisions for the six months ended June 30, 2008 and 2007 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes as well as the increase in the valuation allowance against foreign net operating losses generated in Canada of approximately $0.4 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively, and a $0.2 million and $0.6 million increase in the liability for unrecognized tax benefits for the six months ended June 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Working capital at June 30, 2008 was $90.6 million compared to $83.3 million at December 31, 2007.  Excluding cash and cash equivalents, working capital decreased $7.6 million.  Cash increased $14.9 million during the six months ended June 30, 2008 as a result of cash generated by operations of $25.3 million less capital expenditures of $5.5 million and payments on our revolving credit facility and capital leases of $4.9 million.  Average accounts receivable days sales outstanding at June 30, 2008 were approximately 29 and inventory turns were approximately 9 compared to 10 at June 30, 2007.   We continue to take advantage of purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the six months ended June 30, 2008 generated cash of $25.3 million compared to $14.5 million during the six months ended June 30, 2007.  The increase in cash generated by operations was primarily as a result of an increase in the liquidation of working capital of $10.6 million year over year.

Investing cash flows.  Net cash used in investing activities decreased to $5.3 million for the six months ended June 30, 2008 compared to $20.3 million for the six months ended June 30, 2007.   Investing activities in the current period were comprised of $5.5 million of capital expenditures compared to cash paid for the acquisition of Richard’s Manufacturing of $12.6 million and capital expenditures of $7.8 million in the prior period.

Financing cash flows.  We used $3.6 million of cash to pay off borrowings under our revolving credit facility and $1.2 million of cash to pay down capital lease debt for the six months ended June 30, 2008 compared to $0.9 million for the same period last year.

Long-term debt.  At June 30, 2008, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 1.9 to 1.0. As a result, we are unable to incur additional borrowings including borrowings for capital leases. The limitation on additional indebtedness does not include borrowings under our revolving credit facility. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies since during the six months ended June 30, 2008.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (2) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including interest rate risk and foreign currency risk.  The adverse effects of potential changes in these market risks are discussed below.  The sensitivity analysis presented does not consider the effects that such adverse changes may have on economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes.  Actual results may differ.  See the Notes to the Consolidated Financial Statements for a description of the Company’s accounting policies and other information related to these financial instruments.

Interest Rates

As of June 30, 2008, the Company had $200.0 million of 8.75% Notes outstanding with an estimated fair value of approximately $145.0 million based upon their traded value at June 30, 2008.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $6.2 million as of June 30, 2008.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of the Canadian operations is the Canadian Dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

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

In its annual report on Form 10-K for the year ended December 31, 2007, as filed on April 3, 2008, the Company identified two material internal control weaknesses; one relating to the reporting of inventories at one of its locations and one relating to the oversight of its business unit reporting and to the oversight of work outsourced to third parties as it relates to financial reporting matters.  As indicated in its 2007 Form 10-K filing, the Company believes that it has corrected the first weakness through the implementation of new systems and procedures.  As of the Evaluation Date and as of the date of the filing, the Company has not taken any specific steps to remediate the second weakness.  The Company indicated in its 2007 Form 10-K filing that action to remediate this would include either the addition of corporate and business unit personnel or changes in existing duties and responsibilities and the Company is continuing to evaluate those needs.

The Company believes that remedial action, once implemented, will satisfactorily address all matters identified as weaknesses by management.  The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions as appropriate.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: August 14, 2008	B	y: /s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer