Form 10-Q
period 2008-09-30
POINDEXTER J B & CO INC
filed 2008-11-13
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 14, 2008.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amount)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,377	$6,684
Accounts receivable, net	53,646	52,446
Inventories, net	65,781	79,443
Deferred income taxes	2,057	2,038
Income tax receivable	—	5,665
Prepaid expenses and other	3,137	2,430
Total current assets	153,998	148,706
Property, plant and equipment, net	76,977	80,125
Goodwill	35,317	35,317
Intangible assets, net	18,248	19,656
Deferred income taxes	349	252
Other assets	13,366	13,097
Total assets	$298,255	$297,153
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,682	$2,669
Borrowings under revolving credit facility	—	3,637
Accounts payable	34,533	31,925
Accrued income taxes	453	—
Accrued compensation and benefits	9,361	8,841
Other accrued liabilities	13,892	18,373
Total current liabilities	60,921	65,445
Non-current liabilities
Long-term debt, less current portion	205,785	207,313
Employee benefit obligations and other	7,336	6,126
Total non-current liabilities	213,121	213,439
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	319	1,017
Retained earnings (accumulated deficit)	4,408	(2,234)
Total stockholder’s equity	24,213	18,269
Total liabilities and stockholder’s equity	$298,255	$297,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$167,178	$179,855	$559,649	$622,752
Cost of sales	142,286	164,801	485,538	553,711
Gross profit	24,892	15,054	74,111	69,041
Selling, general and administrative expense	17,720	15,630	49,734	48,041
Other income	(454)	(244)	(628)	(197)
Operating income (loss)	7,626	(332)	25,005	21,197
Interest expense	4,266	5,118	13,620	14,079
Interest income	(148)	(180)	(314)	(710)
Income (loss) before income taxes	3,508	(5,270)	11,699	7,828
Income tax provision (benefit)	1,371	(2,360)	5,057	4,168
Net income (loss)	2,137	(2,910)	6,642	3,660
Retained earnings (accumulated deficit) at beginning of period	2,271	5,121	(2,234)	(1,228)
Adjustment for adoption of FIN 48	—	—	—	(221)
Retained earnings at end of period	$4,408	$2,211	$4,408	$2,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Net income	$6,642	$3,660

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,362	10,396
Amortization of debt issuance costs	507	594
Provision for excess and obsolete inventory	248	1,007
Provision for doubtful accounts receivable	632	(277)
Deferred income tax benefit	(123)	(1,279)
Other	(87)	24

Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(1,832)	816
Inventories	13,440	1,733
Prepaid expenses and other	(655)	(1,511)
Accounts payable	2,959	7,239
Income tax receivable	5,804	(862)
Accrued interest	(4,715)	(4,545)
Other accrued liabilities	1,581	(3,708)
Net cash provided by operating activities	37,763	13,287

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	89
Acquisition of businesses	—	(41,673)
Proceeds from sale of minority interest	354	—
Purchase of property, plant and equipment	(8,805)	(11,054)
Increase in restricted cash	(737)	(309)
Net cash used in investing activities	(9,188)	(52,947)

Cash flows from financing activities:
Net borrowings (payments) of revolving lines of credit and short-term debt	(3,637)	14,714
Payments of long-term debt and capital leases	(1,800)	(1,440)
Net cash provided by (used in) financing activities	(5,437)	13,274
Effect of exchange rate on cash	(445)	777
Change in cash and cash equivalents	22,693	(25,609)
Cash and cash equivalents at beginning of period	6,684	29,304
Cash and cash equivalents at end of period	$29,377	$3,695

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2007 filed with the Securities and Exchange Commission on April 3, 2008 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net Sales:
Morgan	$57,727	$62,690	$194,492	$283,537
Morgan Olson	21,491	28,653	82,126	80,232
Truck Accessories	32,068	39,863	105,078	119,253
Specialty Manufacturing	56,534	49,363	179,661	141,571
Eliminations	(642)	(714)	(1,708)	(1,841)
Net Sales	$167,178	$179,855	$559,649	$622,752
Operating Income (Loss):
Morgan	$2,587	$2,064	$5,660	$16,525
Morgan Olson	1,443	(3,505)	4,000	(1,715)
Truck Accessories	1,002	527	2,715	2,802
Specialty Manufacturing	6,451	3,035	19,917	10,814
JBPCO (Corporate)	(3,857)	(2,453)	(7,287)	(7,229)
Operating Income (loss)	$7,626	$(332)	$25,005	$21,197

	September 30, 2008	December 31, 2007
Total Assets as of:
Morgan	$54,747	$60,146
Morgan Olson	25,429	27,865
Truck Accessories	65,915	69,059
Specialty Manufacturing	126,370	133,650
JBPCO (Corporate)	25,794	6,433
	$298,255	$297,153

Morgan has two customers (truck leasing and rental companies) that together accounted for 48% and 55% of Morgan’s net sales during each of the nine months ended September 30, 2008 and 2007.  Accounts receivable from these customers totaled $4,030 and $3,023 at September 30, 2008 and December 31, 2007, respectively.  Morgan Olson has one customer that accounted for 47% and 36% of its  net sales for the nine months ended September 30, 2008 and 2007, respectively.  Accounts receivable from this customer totaled $4,805 and $2,044 at September 30, 2008 and December 31, 2007, respectively.  Specialty Manufacturing has one oilfield service customer that accounted for

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

approximately 20% and 18% of Specialty Manufacturing’s net sales during each of the nine months ended September 30, 2008 and 2007, respectively.  Accounts receivable from this customer totaled $3,796 and $3,828 at September 30, 2008 and December 31, 2007, respectively.

(4) Comprehensive Income.  The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$2,137	$(2,910)	$6,642	$3,660
Foreign currency translation gain (loss)	(282)	96	(698)	713
Comprehensive income (loss)	$1,855	$(2,814)	$5,944	$4,373

(5) Acquisitions. Effective April 30, 2007, MIC Group acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“Richard’s Manufacturing”). Richard’s Manufacturing is a precision machining business located in Duncan, Oklahoma. It operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Richard’s Manufacturing’s operations have been included in the consolidated financial statements since that date.

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
$12,635

Effective August 23, 2007, MIC Group acquired all of the common stock of Tarlton Supply Company (“Tarlton”). Tarlton is a precision machining and assembly business located in Brenham, Texas.  It operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of Tarlton’s operations have been included in the consolidated financial statements since that date.

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
$18,435

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Effective September 4, 2007, MIC Group acquired all of the common stock of Machine and Manufacturing I, Inc. (“MMI”). MMI is a precision machining business located in Houston, Texas.  It operates as a division of Specialty Manufacturing and continues to utilize the purchased assets in the same manner as prior to the acquisition.  The results of MMI’s operations have been included in the consolidated financial statements since that date.

The acquisition was accounted for as a purchase and the aggregate cash purchase price was $10,603.  The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

MMI	September 4, 2007
Inventories	$3,457
Property, plant and equipment	4,431
Goodwill	326
Acquired intangibles	2,575
Current liabilities	(186)
$10,603

The combined results of operations of the Company for the three and nine months ended September 30, 2008 and 2007, including Richard’s Manufacturing, Tarlton, and MMI for the periods prior to their acquisition, on an unaudited pro forma basis, would have been as follows:

	For the three months ended		For the nine months ended
Pro Forma as of September 30, 2007	2008	2007	2008	2007
Net sales	$167,178	$186,416	$559,649	$658,127
Operating income	7,626	723	25,005	28,116
Income before income taxes	3,508	(4,216)	11,699	14,636

(6) Inventories.  Consolidated net inventories consisted of the following:

	September 30,	December 31,
	2008	2007
Raw materials	$33,412	$40,820
Work in process	24,210	26,661
Finished goods	8,159	11,962
Total inventories	$65,781	$79,443

(7) Revolving Credit Facility and Floorplan Notes Payable.

Effective April 14, 2008, the Company increased the maximum loan limit under its revolving credit agreement (“Revolving Credit Facility”) from $30.0 million to $50.0 million.  The Company had no borrowings under the Revolving Credit Facility as of September 30, 2008 and $3,637 as of December 31, 2007.  The Company is in compliance with the terms of its 8.75% Senior Note (“8.75% Notes”) Indenture and its Revolving Credit Facility, the term of which it extended for an additional 12-month period ending March 15, 2009.

The Company has a floorplan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Specialty Vehicle Group.  Floorplan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of September 30, 2008 and December 31, 2007.  These obligations are reflected on the accompanying condensed balance sheet as accounts payable.

The total amount financed under these agreements was $1,040 and $3,826 as of September 30, 2008 and December 31,

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

2007, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of September 30, 2008, the weighted average interest rate on all outstanding floorplan notes payable was 0.5%.  The interest rate on the liabilities that bear interest was 4.6% at September 30, 2008.

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the nine months ended September 30, 2008 and 2007 was as follows:

	2008	2007
Cash paid for interest	$17,944	$18,053
Cash paid (refunded) for income taxes	(455)	6,269
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	439	2,903

(9) Income Taxes.

The income tax provision for the periods ended September 30, 2008 and 2007 is recorded based on a projected annual tax rate in accordance with FIN 18.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the adoption, the Company recognized a $221 increase in tax liabilities related to uncertain state income tax liabilities and a corresponding decrease in the January 1, 2007 balance of retained earnings.  The total amount of unrecognized tax benefits as of September 30, 2008 and December 31, 2007 was $3,163 and $2,940, respectively.

The Company classifies interest and penalties (if applicable) related to taxes as income tax expense in the financial statements.  The total amount of accrued interest and penalties was $802 at September 30, 2008 and $689 at December 31, 2007, which is a $21 and $113 increase in the provision for income taxes for the three months and nine months ended September 30, 2008, respectively.

We are subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2003.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2003.  Currently, we are under audit by Revenue Canada for tax years 2001 through 2004 and examination by the states of Wisconsin and Illinois.  The Company has provided for all known probrable exposures for these examinations.

(10) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,400 in standby letters of credit outstanding at September 30, 2008 and December 31, 2007, primarily securing the Company’s chassis bailment pool programs.

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

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had allegedly failed to provide certain reports related to its air permit and committed certain other permit violations.  Morgan Olson disagreed with MDEQ’s interpretation of the required reports and could not reach agreement with MDEQ to settle these alleged violations.  MDEQ has referred the matter to the United States Environmental Protection Agency (“USEPA”). The company is in the early stages of providing information to the USEPA for its review.  Though a penalty may be likely, it is not expected to have a material adverse effect on the results of operations of the Company.

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

(11) Related Party Transaction.

Effective August 1, 2008, John Poindexter, Chairman of the Board, President and Chief Executive Officer of the Company ceased to be compensated as an employee of the Company.

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter and pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  Effective August 1, 2008, the Company commenced paying Southwestern a base fee of approximately $46 per month for these services.  The Company paid Southwestern $92 during the nine months ended September 30, 2008 for these services.

Southwestern is a named insured under the Company’s general liability and excess umbrella insurance policies and in the event of a claim that exceeds Southwestern’s policy limits, the Company’s general liability and excess umbrella policies provide coverage.  During 2007, Southwestern became a defendant in a suit for damages resulting from a vehicle accident that occurred in 2005.  The lawsuit was settled during the quarter ended September 30, 2008 and coverage was provided by the Company’s policies.  The amount of the deductible or self-insured reserve under the policies of $250 was paid by Southwestern.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(12) New Accounting Standards.

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

The current economic downturn has reduced demand for our transportation-related products and we are reacting to these conditions by increasing market share at the expense of weaker competitors and reducing both direct and indirect costs through improved manufacturing processes and the reduction of general and administrative costs.  Our employee headcount was approximately 3,600 as of September 30, 2008 compared to approximately 4,400 at September 30, 2007.  In contrast to the previous economic downturn during 2001 and 2002, oil and gas exploration activity has increased which along with three strategic acquisitions in 2007 has provided significant additional net sales and operating income to our Specialty Manufacturing Division.  There are no assurances that this increased level of acitvity will continue or that we will make additional acquisitions of this type in the future.

Results of Operations

Three months ended September 30, 2008 Compared to Three months ended September 30, 2007 (Unaudited)

Sales.  Our consolidated net sales decreased $12.7 million, or 7.0%, to $167.2 million for the quarter ended September 30, 2008 compared to $179.9 million for the quarter ended September 30, 2007.

•                  Morgan’s net sales decreased $5.0 million, or 7.9%, to $57.7 million compared to $62.7 million for the prior period.  Demand for Class 3-7 truck bodies declined in the third quarter of 2007 and has remained at depressed levels throughout 2007 and 2008.  Net sales of Commercial units decreased 26.8% to $39.9 million on a 35.0% reduction in unit shipments.  Consumer Rental unit production has historically been substantially complete by the end of the second quarter, however one of Morgan’s customers experienced delays in the delivery of its chassis that postponed $10.6 million of sales until the third quarter.  Consequently, Consumer Rental sales increased $10.9 million, or 403.4%, to $13.6 million.  Parts and service sales were $2.8 million for the quarter compared to $4.2 million in the prior period.

•                  Morgan Olson’s net sales decreased $7.2 million, or 25.0%, to $21.5 million compared to $28.7 million for the prior period as demand for its products declined during the quarter.  Step van sales declined $7.1 million, or 30.0%, to $16.3 million on a 34.0% decline in unit shipments.  Service parts sales increased 11.3% to $4.4 million compared to $4.0 million last year as a result of price increases and increased sales to the United States Postal Service.

•                  Truck Accessories’ net sales decreased $7.8 million, or 19.6%, to $32.1 million compared to $39.9 million for the prior period.  Shipments of caps and tonneaus decreased approximately 27.6% to approximately 32,400 units. Sales of caps and tonneaus are dependent on the sales of new pickup trucks in the United States and Canada, which decreased 26.6% from the same period last year.

•                  Specialty Manufacturing’s net sales increased $7.1 million, or 14.5%, to $56.5 million compared to $49.4 million for the prior period. Acquisitions completed during 2007 provided $12.3 million of this increase partially offset by a decline in sales of limousines and specialty buses on lower demand for those products.

Backlog.  Consolidated backlog was $160.7 million as of September 30, 2008 compared to $219.3 million at December 31, 2007 and $188.5 million as of September 30, 2007.

•                  Morgan’s backlog was $32.0 million compared to $62.0 million at December 31, 2007 and $41.7 million at September 30, 2007.  The decrease in backlog from both a year ago and December 31, 2007 was due to an industry wide reduction in demand for truck bodies.

•                  Morgan Olson’s backlog was $34.0 million compared to $43.5 million at December 31, 2007 and $30.5 million at September 30, 2007.  The increase over the prior year was due to a fleet order of $15.7 million partly offset by reduced orders from other fleet customers and retail customers on lower demand for step vans this year.

•                  Truck Accessories’ backlog was $2.5 million compared to $3.6 million at December 31, 2007 and $4.3 million as of September 30, 2007.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•                  Specialty Manufacturing’s backlog was $92.2 million compared to $110.2 million at December 31, 2007 and $112.0 million at September 30, 2007.  The backlog of machining services was $82.8 million as of September 30, 2008, compared to $99.8 million at December 31, 2007 and $101.8 million at September 30, 2007.  The decline in the backlog of machining services as of September 30, 2008 was due to a reduction in orders from energy-related customers as they adjusted inventory levels in light of the recent decline in the prices of oil and gas.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $22.5 million, or 13.7%, to $142.3 million for the quarter ended September 30, 2008 compared to $164.8 million for the quarter ended September 30, 2007. Consolidated gross profit increased by $9.8 million, or 65.4%, to $24.9 million (14.9% of net sales) for the quarter compared to $15.1 million (8.4% of net sales) last year.  Material costs were 49.0% and 53.7% of net sales for the three months ended September 30, 2008 and 2007, respectively, labor costs were 13.9% of net sales compared to 16.3% last year, and overhead costs were 22.2% of net sales compared to 21.6% last year.

•                  Morgan’s gross profit decreased $0.1 million, or 1.9%, on a 7.9% decrease in sales to $6.0 million (10.4% of its net sales) compared to $6.1 million (9.8% of its net sales) for the prior period.  The increase in the gross profit margin was due mainly to a 27.1% reduction in labor costs on a 5.9 % reduction in production volume.

•                  Morgan Olson’s gross profit increased $4.9 million to $3.2 million (15.0% of net sales) compared to a loss of $1.7 million for the prior period.  Improved manufacturing processes implemented by the new management team that was put in place last year eliminated significant amounts of material waste and labor overtime costs.

•                  Truck Accessories’ gross profit increased $0.5 million, or 11.5%, to $4.3 million (13.3% of its net sales) compared to $3.8 million (9.6% of its net sales) for the prior period.  The increase in gross profit and gross profit margin was primarily due to reduced material costs and improved labor productivity.

•                  Specialty Manufacturing’s gross profit increased $4.6 million, or 66.7%, to $11.4 million (20.1% of its net sales) compared to $6.8 million (13.8% of its net sales) for the prior period.  Acquisitions provided $4.0 million of the increase.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses  increased $2.1 million, or 13.4%, to $17.7 million (10.6% of net sales) for the quarter ended September 30, 2008 compared to $15.6 million (8.7% of net sales) for the quarter ended September 30, 2007.

•                  Morgan’s selling, general and administrative expenses decreased $0.4 million to $3.9 million (6.7% of its net sales) compared to $4.3 million (6.8% of its net sales) for the prior period primarily due to a 21% reduction in personnel and the elimination of related costs.

•                  Morgan Olson’s selling, general and administrative expenses remained flat at $1.8 million (8.3% of its net sales) compared to $1.8 million (6.2% of its net sales) for the prior period.

•                  Truck Accessories’ selling, general and administrative expenses were $3.3 million (10.2% of net sales) equal to expenses of $3.3 million (8.3% of its net sales) for the prior period.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased $1.1 million, or 28.8%, to $4.9 million (8.7% of its net sales) from $3.8 million (7.7% of its net sales) for the prior period of which $0.7 million was from acquisitions completed during 2007.

•                  Corporate selling, general and administrative expenses increased $1.5 million, or 58.0%, to $3.9 million from $2.4 million for the prior period.  The increase was due to costs related to workers’ compensation and general liability insurance claim reserves of $1.4 million and an increase in accrued management incentive bonuses of $0.8 million partially offset by decreases in other expenses.

Other income.  Other income of $0.4 million during the quarter included the gain on the sale of a minority interest in a truck dealership in Canada acquired as part of the Commercial Babcock acquisition by Morgan in 2004.  Morgan realized proceeds of approximately $0.4 million from the sale.

Operating Income.  Due to the effect of the factors summarized above, consolidated operating income increased $7.9 million to $7.6 million (4.6% of net sales) for the quarter ended September 30, 2008 from a loss of $0.3 million for the quarter ended September 30, 2007.  Excluding acquisitions, operating income increased $4.7 million to $3.3 million for the current quarter.

•                  Morgan’s operating income increased $0.5 million, or 25.3%, to $2.6 million (4.5% of its net sales) compared to $2.1 million (3.3% of its net sales) for the prior period.

•                  Morgan Olson’s operating income increased $4.9 million to $1.4 million (6.7% of its net sales) compared to operating loss of $3.5 million for the prior period.

•                  Truck Accessories’ operating income increased $0.5 million, or 90.1%, to $1.0 million (3.1% of its net sales) compared to $0.5 million (1.3% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income increased $3.5 million to $6.5 million (11.4% of its net sales) compared to $3.0 million (6.1% its net sales) for the prior period.   The businesses acquired in 2007 added $3.3 million of operating income.

Interest expense.  Consolidated interest expense decreased $0.8 million, or 16.6%,                           to $4.3 million (2.6% of net sales) for the quarter ended September 30, 2008 compared to $5.1 million (2.8% of net sales) for the quarter ended September 30, 2007 due primarily to the elimination of revolver borrowings and the capitalization of interest of $0.2 million related to capital projects this year.

Income taxes. The effective tax rate was 39.1% and 44.8% of income before income taxes for the three months ended September 30, 2008 and 2007, respectively.  The income tax provisions for the three months ended September 30, 2008 and 2007 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, certain nondeductible items and for the three months ended September 30, 2007, the increase in the valuation allowance against foreign net operating losses generated in Canada of approximately $0.1 million, and a $0.1 million increase in the liability for unrecognized tax benefits.

Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007 (Unaudited)

Sales. Our consolidated net sales decreased $63.2 million, or 10.1%, to $559.6 million for the nine months ended September 30, 2008 compared to $622.8 million for the nine months ended September 30, 2007.

•                  Morgan’s net sales decreased $89.0 million, or 31.4%, to $194.5 million compared to $283.5 million for the prior period as total shipments declined 31.1%.  The decrease in net sales was due to the industry-wide reduction in demand for Class 3-7 truck bodies that began in the second quarter of 2007.  Commercial unit sales decreased $83.2 million, or 35.8%, on a 40.2% reduction in unit shipments compared to the prior year and Consumer Rental sales decreased $1.4 million, or 4.2%, on a 0.4% increase in unit shipments.  The average unit price of a Consumer Rental truck body decreased 4.6% due to an increase in the production of smaller truck bodies for Class 3 chassis.

•                  Morgan Olson’s net sales increased $1.9 million, or 2.4%, to $82.1 million compared to $80.2 million for the prior period.  Step van sales comprising both fleet units and retail units decreased $3.7 million, or 5.7%, to $60.4 million on a 3.2% decrease in unit shipments.  The average unit price of a step van decreased 2.6% as shipments of smaller fleet units increased and larger, higher priced retail units decreased.  Fleet shipments approximated those of the prior year; however, retail shipments declined as overall demand for step vans declined this year.  Service parts sales increased $6.9 million, or 56.3%, mainly as a result of a one-time $5.5 million service parts sale to the United States Postal Service.

•                  Truck Accessories’ net sales decreased $14.2 million, or 11.9%, to $105.1 million compared to $119.3 million for the prior period.  Cap and tonneau sales decreased $13.5 million, or 12.4%, to $95.1 million from $108.6 million compared to a year ago on an 18.9% decline in unit shipments.  Year to date pickup truck sales in the United States and Canada decreased 24.0% compared to last year.  Sales of glass window and door components to third parties declined 6.4% to $10.0 million this year.

•                  Specialty Manufacturing’s net sales increased $38.1 million, or 26.9%, to $179.7 million compared to $141.6 million for the prior period.  Acquisitions provided $46.6 million of the increase partially offset by lower sales of limousines and specialty bus products.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $68.2 million, or 12.3%, to $485.5 million compared to $553.7 million for the prior period. Consolidated gross profit increased $5.1 million, or 7.3%, to $74.1 million (13.2% of net sales) compared to $69.0 million (11.1% of net sales) for the prior period.  Material costs were 51.3% of net sales for the nine months ended September 30, 2008 compared to 54.5% last year, labor costs were 13.9% of net sales compared to 15.1% last year, and overhead costs were 21.5% of net sales compared to 19.4% last year.

•                  Morgan’s gross profit decreased $12.5 million, or 41.3%, to $17.9 million (9.2% of its net sales) compared to $30.4 million (10.7% of its net sales) for the prior period on a 31.4% decline in sales.  The decrease in gross profit margin was due to lower overhead absorption on decreased production volume.

•                  Morgan Olson’s gross profit increased $6.2 million, or 185.3%, to $9.6 million (11.6% of its net sales) compared to $3.4 million (4.2% of its net sales) for the prior period.  The increase in gross profit was due to higher sales and the reduction in high levels of material waste and labor overtime through the implementation of improved manufacturing processes.

•                  Truck Accessories’ gross profit was $12.7 million for both periods; however, for the 2008 period, gross profit margin increased to 12.1% of its net sales compared to 10.6% of its net sales last year.  The increase in gross margin was the result of lower material costs and a significant improvement in labor productivity after the closing during the first quarter of 2007 of the fiberglass cap and tonneau plant located in Canada.

•                  Specialty Manufacturing’s gross profit increased $11.4 million, or 50.6%, to $34.0 million (18.9% of its net sales) compared to $22.6 million (15.9% of its net sales) for the prior period.  Acquisitions provided $11.1 million of the increase.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $1.7 million, or 3.5%, to $49.7 million (8.9% of net sales) for the nine months ended September 30, 2008 compared to $48.0 million (7.7% of net sales) for the nine months ended September 30, 2007.

•                  Morgan’s selling, general and administrative expenses decreased $1.7 million, or 11.7%, to $12.4 million (6.4% of its net sales) compared to $14.1 million (5.0% of its net sales) for the prior period.  The decrease was primarily due to lower costs as result of a 24-person, or 21.8%, reduction in average headcount compared to the prior year.

•                  Morgan Olson’s selling, general and administrative expenses increased $0.5 million, or 9.9%, to $5.6 million (6.8% of its net sales) compared to $5.1 million (6.3% of its net sales) for the prior period due primarily to a $0.4 million increase in sales commissions paid.

•                  Truck Accessories’ selling, general and administrative expenses increased $0.2 million, or 1.7%, to $10.0 million (9.5% of its net sales) compared to $9.8 million (8.2% of its net sales) for the prior period.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased $2.6 million, or 21.9%, to $14.4 million (8.0% of its net sales) from $11.8 million (8.4% of its net sales) for the prior period.  Acquisitions made during 2007 added expenses of $2.5 million.

•                  Corporate selling, general and administrative expenses were $7.3 million compared to $7.2 million for the prior period.

Operating income.  Due to the effect of the factors described above, consolidated operating income increased by $3.8 million, or 18.0%, to $25.0 million (4.5% of net sales) for the nine months ended September 30, 2008 from $21.2 million (3.4% of net sales) for the nine months ended September 30, 2007.

•                  Morgan’s operating income decreased $10.8 million, or 65.7%, to $5.7 million (2.9% of its net sales) compared to $16.5 million (5.8% of its net sales) for the prior period.

•                  Morgan Olson’s operating income increased $5.7 million, or 333.2%, to $4.0 million (4.9% of its net sales) compared to an operating loss of $1.7 million for the prior period.

•                  Truck Accessories’ operating income decreased $0.1 million, or 3.1%, to $2.7 million (2.6% of its net sales) compared to $2.8 million (2.3% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income increased $9.1 million, or 84.2%, to $19.9 million (11.1% of its net sales) compared to $10.8 million (7.6% of its net sales) for the prior period.  $8.9 million of the increase was from the acquisitions made during 2007.

Interest expense.  Consolidated interest expense decreased $0.5 million, or 3.7%, to $13.6 million (2.4% of net sales) for the nine months ended September 30, 2008 compared to $14.1 million (2.3% of net sales) for the nine months ended September 30, 2007 primarily due to the capitalization of interest on certain capital projects during the current period of $0.3 million.

Income taxes. The effective income tax rate was 43.2 % and 53.2% of income before income taxes for the nine months ended September 30, 2008 and 2007, respectively.  The income tax provisions for the nine months ended September 30, 2008 and 2007 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes, certain nondeductible items as well as the increase in the valuation allowance against foreign net operating losses generated in Canada of approximately $0.4 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively, and a $0.1 million and $0.6 million increase in the liability for unrecognized tax benefits for the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

The recent turmoil in the credit markets has not to date had an effect on our liquidity and capital resources. As of October 31, 2008, we had no borrowings outstanding under our revolver and our cash balance was approximately $30.0 million.  Our revolving credit agreement automatically renews on March 15, 2009 for an additional 12 month period unless our revolver lender provides us with at least 90 days notice to the contrary.  We do not believe that the lender will give such notice.

Working capital at September 30, 2008 was $93.1 million compared to $83.3 million at December 31, 2007. Excluding cash and cash equivalents, working capital decreased $12.9 million.  Cash increased $22.7 million during the nine months ended September 30, 2008 as a result of cash generated by operations of $37.8 million less capital expenditures of $8.8 million and payments on our revolving credit facility and capital leases of $5.4 million.  Average accounts receivable days sales outstanding at September 30, 2008 were approximately 30 compared to 36 at September 30, 2007 and inventory turns were 9 at September 30, 2008 compared to 8 for the prior year.   We continue to take advantage of

purchase discounts wherever possible and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the nine months ended September 30, 2008 generated cash of $37.8 million compared to $13.3 million last year.  The increase in cash generated by operations was due primarily to cash generated from the liquidation of working capital of $16.6 million during the current year.

Investing cash flows.  Net cash used in investing activities decreased $43.7 million to $9.2 million for the nine months ended September 30, 2008 compared to $52.9 million for the nine months ended September 30, 2007, which was primarily due to the acquisition of three businesses for a total purchase price of $41.7 million in the prior period.

Capital expenditures for the nine months ended September 30, 2008 were $8.8 million compared to $11.1 million in the prior period.  Capital expenditures were comprised primarily of machine tools for Specialty Manufacturing of $4.4 million, new product molds for Truck Accessories of $2.5 million and manufacturing plant improvements at Morgan of $0.5 million.

Financing cash flows.  We used $5.4 million of cash to repay $3.6 million of revolver borrowings and $1.8 million of capital lease commitments compared to $13.3 million of cash generated from borrowings in the prior year.

Long-term debt.  At September 30, 2008, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes was 2.3 to 1.0.  As a result, we are able to incur additional borrowings including borrowings for capital expenditures. Our revolving loan agreement and indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the revolving loan agreement and such indenture.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Cash generated from operations is a principal source of liquidity for us. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the coming year given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  We cannot assure you that we will generate sufficient cash flows, and if we do not generate sufficient cash flows, we may have to engage in other activities such as the sale of assets to meet our cash requirements.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the nine months ended September 30, 2008.

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

Interest Rates

As of September 30, 2008, the Company had $200.0 million of 8.75% Notes outstanding with an estimated fair value of approximately $146.0 million based upon their traded value at September 30, 2008.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $6.6 million as of September 30, 2008.

The interest rates on the Company’s revolving credit facility are variable and are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.  The Company had no borrowings outstanding under the revolving credit facility as of September 30, 2008 and $3.6 million outstanding at December 31, 2007.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of the Canadian operations is the Canadian Dollar. The Company does not believe the potential exposure to fluctuations in the Canadian currency is material.

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

In its annual report on Form 10-K for the year ended December 31, 2007, as filed on April 3, 2008, the Company identified two material internal control weaknesses; one relating to the reporting of inventories at one of its locations and one relating to the oversight of its business unit reporting and to the oversight of work outsourced to third parties as it relates to financial reporting matters.  As indicated in its 2007 Form 10-K filing, the Company believes that it has corrected the first weakness through the implementation of new systems and procedures.  As of the Evaluation Date and as of the date of the filing, the Company has not completed the steps to remediate the second weakness.  The Company indicated in its 2007 Form 10-K filing that action to remediate this would include either the addition of corporate and business unit personnel or changes in existing duties and responsibilities, and the Company is continuing to evaluate those needs.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: November 13, 2008	By:	/s/ R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer