Form 10-K
period 2008-12-31
POINDEXTER J B & CO INC
filed 2009-03-31
CIK 918962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2009 was $0.00.

As of March 28, 2009, the registrant had 3,059 shares of common stock issued and outstanding.

Documents incorporated by reference. None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I

Item 1.                    Business

Overview

J.B. Poindexter & Co., Inc. operates primarily transportation-related manufacturing businesses.  Our operating subsidiaries or business units are Morgan Truck Body, LLC (“Morgan”), Morgan Olson, LLC (“Morgan Olson”), Truck Accessories Group, LLC (“Truck Accessories”), EFP, LLC (“EFP”), MIC Group, LLC (“MIC Group”), Federal Coach, LLC (“Federal Coach”), and Eagle Specialty Vehicles, LLC (“Eagle Coach”). Eagle Coach and Federal Coach comprise the Specialty Vehicle Group.  The Specialty Vehicle Group, MIC Group and EFP comprise our Specialty Manufacturing Division (“Specialty Manufacturing”).

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

Morgan

We believe Morgan is the leading United States manufacturer of commercial truck bodies for medium-duty trucks based upon estimated market share and total 2008 sales volume. Morgan generally manufactures products for medium-duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with Morgan’s products are commonly used in a wide variety of applications, including general freight deliveries, moving and storage, and distribution of refrigerated consumables. Morgan also offers service programs for its truck bodies.

Morgan reaches a broad base of customers in the United States and Canada through its sales force and its more than 200 authorized distributors and Morgan authorized service centers.  Its customers include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through nine manufacturing plants and six service facilities in strategic locations throughout North America, Morgan can provide timely product delivery and service to its customers.

The principal products Morgan manufactures and sells are:

•                  dry freight bodies that are typically fabricated with pre-painted aluminum or fiberglass-reinforced plywood panels or Morganplate® panels, a composite panel, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements;

•                  refrigerated van bodies fabricated with insulated aluminum or fiberglass-reinforced plywood panels that accommodate controlled temperature and refrigeration needs of end users;

•                  aluminum or fiberglass-reinforced plywood cutaway van bodies that are installed only on cutaway chassis (a chassis and cutaway cab) and are available with or without access to the cargo area from the cab; and

•                  stake bodies, which are flatbeds with various configurations of removable sides.

Morgan manufactures its products to customer specifications and installs its products on truck chassis supplied by its customers.

Customers and sales.  Morgan principally generates revenue through three sources:

•                  sales of truck bodies to commercial divisions of leasing companies, companies with fleets of delivery vehicles and to truck dealers and distributors for ultimate sale or lease to end users such as retailers, building supply companies, contractors, delivery companies and food distribution companies (“Commercial” sales);

•                  sales of truck bodies to national consumer rental companies that then become available for rent to the general public (“Consumer Rental” sales); and

•                  sales of parts and service.

Morgan’s net sales constituted 48% of our consolidated net sales in 2006, 42% in 2007 and 33% in 2008.  Morgan makes sales of truck bodies through its sales force directly to large end-user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies constituted 85% of Morgan’s net sales in 2006, 83% in 2007 and 78% in 2008.

Morgan has an independent authorized distributor network of 41 distributors nationwide. Most distributors sell a wide variety of trucks or related equipment to truck dealers and end users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to approximately 460 dealers in 2008.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Morgan makes these sales through a bid process and negotiation directly with these companies through its sales force. Primary Consumer Rental customers include Penske and U-Haul. Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the next year. These sales are seasonal, with substantially all product shipments occurring in the first six months of the year. Consumer Rental sales tend to be the most volatile and price-sensitive aspect of Morgan’s business and depend on factors such as product mix and delivery schedules. Consumer Rental sales constituted 10% of Morgan’s net sales in 2006, 11% in 2007 and 15% in 2008.

Morgan’s two largest customers, Ryder and Penske, together have historically represented approximately 45% to 55% of Morgan’s total net sales. Each has been Morgan’s customer for approximately 20 years and we believe relations with each are good. Sales to these customers represented 22% of our consolidated net sales in 2006, 22% in 2007 and 16% in 2008.  Accounts receivable from these customers were $3.0 million and $2.9 million at December 31, 2007 and 2008, respectively.

Morgan also builds truck bodies and installs them on chassis acquired under a bailment pool agreement with General Motors Acceptance Corporation.  The truck may be placed with a dealer for display and ultimate sale; however, they are currently being built based on orders from the customers.  Pool program sales were approximately $1 million in each of the years ended December 31, 2007 and 2008.

Morgan offers limited service programs at its own service facilities and its authorized distributors. Service sales constituted 4% of Morgan’s net sales in 2006, 5% in 2007 and 5% in 2008.

Manufacturing and supplies.  Morgan, which is headquartered in Morgantown, Pennsylvania, operates manufacturing, body mounting, and parts and service facilities in Arizona, California, Florida, Georgia, Pennsylvania, Texas and Wisconsin. Morgan has sales, service and body mounting facilities in Colorado, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Many of Morgan’s domestic manufacturing facilities are ISO 9001-2000 certified.

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

Because contracts for Consumer Rental sales are entered into in the summer or fall but production does not begin generally until the following January, Morgan has a significant backlog of Consumer Rental sales orders at the end of each year that is processed through May of the following year. In addition, Morgan typically maintains a significant backlog of Commercial sales. Morgan’s backlog at December 31, 2008 was $47.6 million compared to $42.0 million at December 31, 2007. Morgan expects to complete all of the orders in its 2008 backlog during 2009.

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

Morgan’s principal raw materials include aluminum, steel, fiberglass-reinforced plywood and hardwood. Morgan acquires raw materials from a variety of sources and has not experienced significant shortages of materials. However, there are a limited number of suppliers of fiberglass-reinforced plywood, an important truck body material. While Morgan has not experienced a disruption in supply or a shortage of fiberglass-reinforced plywood, such a disruption or shortage could occur in the future. Morgan may not be able to replace its existing supply of fiberglass-reinforced plywood on acceptable terms or at all. To manage its supply costs, Morgan sometimes enters into long-term supply contracts on principal materials to secure prices for up to one year if considered necessary.  Morgan has taken advantage of the combined purchasing power of our companies, thereby generating savings on raw materials common to our businesses.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, all of which are affected by general economic conditions. Replacement of older vehicles in fleets represents an important revenue source.  Replacement cycles are approximately six to seven years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases they deferred in prior years and expand their fleets.

The federally mandated emission standards for diesel engines were changed effective January 1, 2007 and will change again in 2010.  These standards require a reduction in the amount of pollutants allowed to be released during the operation of the diesel engine included with the truck chassis that Morgan is provided by its customers and have increased the cost of the chassis to Morgan’s customers and changed the economics of operating the truck.  Historically, approximately 90% of Morgan truck bodies are installed on chassis with diesel engines.  We believe that the 2007 change to the emission standards changed Morgan’s customers’ buying patterns in 2007 as the inventory of chassis manufactured before the change were rapidly consumed throughout 2007.  We cannot predict how our operations will be affected in 2010 as a result of the uncertain impact that the change will have on Morgan’s customers’ operations.

Competition.  The truck body manufacturing industry is highly competitive. Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation, and America’s Body Company, some of which may be larger and have more resources than Morgan. There are a large number of smaller manufacturers that are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price. We believe customers value Morgan’s high-quality products, competitive pricing and delivery times.

Morgan Olson

Morgan Olson is one of two major manufacturers of step vans. Step vans are specialized vehicles designed for multiple-stop delivery applications and they enable the driver of the vehicle to easily access the cargo area of the vehicle from inside the cab. Step vans are made to customer specifications for use in parcel, food, vending, uniform, linen and other delivery applications. Morgan Olson’s step van bodies are installed on International (Workhorse),  Ford and Freightliner truck chassis for light- and medium-duty trucks with gross vehicular weight ratings between  10,001 and 33,000 pounds (Class  3-7) with body sizes ranging from 11 to 30 feet.  Morgan Olson is headquartered in Sturgis, Michigan, where it has manufacturing and service parts distribution facilities.

Morgan Olson’s net sales constituted 13%, 14% and 15% of our consolidated net sales in 2006, 2007 and 2008, respectively.

Customers and sales.  Customers purchase step vans through dealers and distributors and from Morgan Olson through its direct sales force. Two customers, United Parcel Service of America, Inc. and FedEx, purchase the majority of step vans produced in the United States. The United States Postal Service has historically been a major buyer of step vans; however, it has not placed a significant order for new step vans since the completion of the prior contract in early 2004 that Morgan Olson participated in with two chassis manufacturers. Morgan Olson’s end-user customers include these customers along with Frito-Lay, Inc., Bimbo Bakeries, W.B. Mason, ARAMARK Corporation and others. The preferences and purchasing decisions of these customers dramatically affect the results of operations of Morgan Olson.

Morgan Olson also sells step van body service parts through its dealers and distributors and directly to customers. Morgan Olson is a major supplier of service parts for long-lived vehicles manufactured by it for the United States Postal Service under an agreement of indefinite term that is reviewed annually. The United States Postal Service has the right to terminate the agreement for its convenience at any time, but we believe Morgan Olson’s relationship with the United States Postal Service is satisfactory. However, there can be no assurance that the parts supply agreement will continue at all or for any length of time.

Morgan Olson offers aftermarket support through its Service Parts Department for both step vans manufactured by Morgan Olson and dry freight vans manufactured by Morgan.  The Service Parts business allows Morgan and Morgan Olson to consolidate their parts support functions, with dedicated fabrication, warehousing and shipping facilities.  This service provides fleet customers with a full range of parts and parts assemblies for their vehicles. Morgan Olson Service Parts and the Morgan Service and Repair Centers offer combined support that we believe gives both companies a competitive advantage.

Morgan Olson has one customer, the United Parcel Service of America, Inc., that accounted for approximately 38%, 37%, and 44% of Morgan Olson’s net sales during 2006, 2007 and 2008, respectively.  Accounts receivable from this customer were $2.0 million and $4.2 million at December 31, 2007 and 2008, respectively.

Manufacturing and supplies.  Morgan Olson has ISO 9000 certified manufacturing and parts distribution facilities in Sturgis, Michigan.

Generally, Morgan Olson manufactures its products to customer specifications. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver a truck chassis to Morgan Olson. Morgan Olson manufactures the complete truck body, including the installation of windows, doors, instrument panels, seating, wiring, painting and decal application. The customer arranges for delivery of the completed truck.  Morgan Olson’s production cycle varies from 8 to 15 days.  Delays in chassis deliveries can disrupt Morgan Olson’s operations and can increase its working capital requirements.

At December 31, 2008, Morgan Olson’s total backlog was $18.2 million, compared to $43.5 million at December 31, 2007. We expect that Morgan Olson will fill all 2008 backlog orders in 2009.

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

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles, which is affected by general economic conditions. Because of the concentration of customers in the industry, the demand for delivery vehicles is significantly influenced by the requirements of the United Parcel Service of America, Inc., FedEx and potentially the United States Postal Service. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying, depending on vehicle types and usage. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases that were deferred in prior years and expand their fleets.

The federally mandated emission standards for diesel engines were changed effective January 1, 2007 and will change again in 2010. Morgan Olson’s operations were not significantly affected in 2007; however, we cannot predict whether our operations will be affected in 2010 as a result of the uncertain impact that the change will have on our customers’ operations.

Competition.  The step van body manufacturing industry is highly competitive. Morgan Olson competes with one other major manufacturer of step van bodies, Utilimaster, which may have more resources than Morgan Olson. Competitive factors in the industry include product quality, delivery time, warranty terms, aftermarket service and price.

Truck Accessories

We believe Truck Accessories, which is headquartered in Elkhart, Indiana, is the leading manufacturer of hard pickup truck caps and tonneaus for the combined United States and Canadian market. Truck Accessories markets its cap and tonneau products under the brand names Leer, Century, Raider, LoRider, BoxTop and Pace Edwards.   Truck Accessories also markets window and door components under the State Wide name.

Caps and tonneaus provide an engineered, stylized enclosure for the bed of pickup trucks, transforming them into lockable weather-protected storage areas. Truck Accessories’ truck caps and tonneaus offer customers a variety of designs and features, including a number of distinctive styles, allowing them to customize the look and utility of their pickup trucks.  The Truck Accessories product line of truck caps and tonneaus ranges from standard to premium and is differentiated by features, styling and brand name.  Pace Edwards offers a variety of retractable hard tonneau covers that can be mechanically retracted into an integrated storage canister behind the pickup truck cab.  State Wide manufactures windows and doors used by Truck Accessories, other cap manufacturers and horse trailer manufacturers in the assembly of their products.

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

Truck Accessories’ net sales constituted 20% of our consolidated net sales in 2006, 20% in 2007 and 19% in 2008.

Customers and sales.  Most of Truck Accessories’ truck caps and tonneaus are purchased by individuals, small businesses and fleet operators through a network of over 1,800 independent, nonexclusive dealers using brand-specific sales forces.

Pace Edwards’ retractable tonneau covers are sold primarily through automotive accessory warehouse distributors.  State Wide sells directly to manufacturers through its dedicated sales team.

Truck Accessories also sells its products in Canada and Europe. In 2008, foreign sales (primarily in Canada) represented approximately 16% of Truck Accessories’ net sales and 3% of our consolidated net sales.

Manufacturing and supplies.  The design and manufacture of Truck Accessories’ products takes place at six manufacturing facilities located in California, Indiana (three), Pennsylvania and Washington.

Typical product delivery times range from one to two weeks from the time of order. Truck Accessories operates a fleet of tractor units and trailers for the efficient and timely delivery of its products to its dealers.

Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exceptions, one year for parts, five years for paint and lifetime for structure.  Warranty costs have not had a material adverse effect on its business in recent years.

Truck Accessories obtains raw materials and components from a variety of sources. The most important are resin, fiberglass, paint, aluminum, locks and automotive-quality glass.  Truck Accessories and three other of our companies have committed to purchase principally all of their paint requirements through 2009 from one supplier at favorable prices.  As a result of its size and purchasing power, Truck Accessories has maintained a stable supply of materials and components on favorable terms and to date has not experienced significant shortages of these items.

Truck Accessories’ products are typically manufactured upon receipt of an order from its customers.  Consequently, its backlog represents between one and two weeks of production. Truck Accessories’ backlog was $2.2 million at December 31, 2008 compared to $3.6 million at December 31, 2007.

Industry.  Sales of caps and tonneaus correspond to the level of new pickup truck sales in the United States and Canada. In 2008, we estimate that 18% to 20% of new pickup trucks were equipped with caps and tonneaus. Based on Truck Accessories’ market share in the United States and Canada of approximately 42%, we estimate that approximately 8% of new pickup trucks are equipped with Truck Accessories’ caps and tonneaus. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, directly influence Truck Accessories’ business.  Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

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

Specialty Manufacturing

Specialty Manufacturing is comprised of Specialty Vehicle Group, MIC Group and EFP, and its sales made up 20% of our consolidated net sales in 2006, 25% in 2007 and 34% in 2008.  Specialty Vehicle Group represents approximately 24% of Specialty Manufacturing’s 2008 net sales and is comprised of Federal Coach and Eagle Coach.  Specialty Vehicle Group manufactures funeral coaches, limousines and specialized transit buses.

MIC Group represents approximately 65% of Specialty Manufacturing’s 2008 net sales and provides manufacturing services for customers requiring precision machining of metal parts and machining and casting services with a concentration of customers in the oil and gas exploration and development (services) industry.  During 2007, MIC Group acquired three machining operations, each of which also has a customer concentration in the oil and gas services industry.  The three acquired operations are located in Duncan, Oklahoma, Brenham, Texas and Houston, Texas.

EFP represents approximately 11% of Specialty Manufacturing’s net sales and manufactures and sells expandable polystyrene and polypropylene foam, engineered to customer specifications for use by the automotive, medical, electronics, food, furniture, bath and plumbing, and appliance industries as packaging, shock-absorbing components and material handling products, including temperature-controlled containers.

Products.   Specialty Vehicle Group manufactures a full line of funeral coaches, limousines and specialized buses.  We estimate that Specialty Vehicle’s funeral product sales represent approximately 46% of the domestic funeral coach market.

MIC Group is a contract manufacturer that produces precision metal parts used in energy exploration and production, aerospace and other industries and performs machining and casting services for manufacturers of metal parts and components.

EFP manufactures and sells material handling and protective packaging products including shock-absorbing packaging material, reusable trays, and containers that are used for transporting components and the protection of those products. EFP also fabricates block and sheet products used by the RV industry for producing sidewalls and doors and the construction industry for insulation and commercial roofing applications. Additionally, EFP manufactures a line of temperature-controlled shipping containers for the protection of temperature-sensitive products such as food and medical products.

Customers and sales.  Specialty Vehicle Group manufactures and sells its line of funeral coaches, limousines and specialized buses to end users, such as livery companies, funeral directors and approximately 40 authorized dealers.  Its largest customer represented approximately 8% of the total net sales of Specialty Manufacturing in 2006, 3% in 2007 and 3% in 2008.

MIC Group sells products to international oilfield service companies and a variety of businesses in various industries. Two oilfield service customers, Schlumberger Limited and Halliburton Company, represented approximately 19% of the total sales of Specialty Manufacturing in 2006, 28% in 2007 and 42% in 2008.

EFP’s customers include manufacturers from a wide range of industries that require special packaging materials for protecting their products.

Manufacturing and supplies.  Specialty Manufacturing’s operations are located in Alabama, Arkansas, Indiana, Oklahoma, Ohio, Tennessee, Texas (three), Wisconsin and Mexico. Its facilities in Alabama and the three Texas plants are ISO 9000 certified, its facility in Indiana is ISO 9000, ISO 14001 and ISO/TS 16949 certified and its facility in Wisconsin is QS 9000 certified.

Specialty Vehicle Group engineers its products to its own specifications as well as those of chassis manufacturers in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a truck chassis or a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and modifies it to its specifications.  Bus bodies are built on truck chassis and funeral coaches and limousines are manufactured from a modified sedan by removing part of the interior, lengthening the body and building the required vehicle.  The production process typically takes between four and six weeks.  Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products (paints, plastics, sealants and lubricants).

MIC Group performs a broad range of services including computer-controlled precision machining and welding, electrical discharge machining, electron beam welding, trepanning, gun drilling, investment casting and electro mechanical assembly services. MIC Group utilizes ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

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

Specialty Manufacturing’s backlog at December 31, 2008 was $81.3 million compared to $108.5 million at December 31, 2007.  Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry.  Specialty Vehicle Group’s funeral products are used by funeral operators and sales generally increase in a new model year with the introduction of new models by the OEMs.  VIP limousines and small to medium-sized buses are purchased by livery companies, churches and small tour bus operators whose operations are influenced by the general economy.

MIC Group’s services are used by companies in the automotive, aerospace and other industries with a concentration of companies involved in oil and gas exploration. The demand for equipment and services supplied to the oilfield service industry is directly related to the level of worldwide oil and gas drilling activity which is influenced by the price of oil and natural gas.  The price of a barrel of oil as of December 31, 2008 was $44.60 compared to $91.73 as of December 31, 2007.

The majority of EFP’s products are manufactured for use by companies in the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators for the medical and healthcare industry.  Economic conditions that affect these industries will subsequently affect EFP’s operations.

Growth or downturns in the general economy and specifically the entertainment, automotive, electronics, energy and appliance industries have a corresponding effect on Specialty Manufacturing’s business.

Competition.  Specialty Vehicle Group competes with one major manufacturer of funeral coaches and with other businesses engaged in the manufacture of limousines and specialized transit buses.

MIC Group competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration, aerospace and other industries.

EFP competes with a large number of other producers of molded, expandable plastic products.

Some of Specialty Manufacturing’s competitors may be larger and have more resources.  Price, delivery times, technological know-how, design and capacity are the primary competitive factors in Specialty Manufacturing’s industries.

JBPCO (Corporate)

The members of the JBPCO (Corporate) office have historically provided strategic direction and support to the business units.  This role has been expanded to include procurement programs that take advantage of common raw material and component purchases across all of our business units on improved economic terms and the expansion of information technology resources to develop initiatives across all business units to reduce our costs and improve data management.

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

Employees (“team members”)

At December 31, 2008, we had 3,462 full-time team members and an average of 3,795 full-time team members throughout the year.  Team members are unionized only at EFP’s Decatur, Alabama facility (covering approximately 60 team members, with a contract expiring in August 2009). We believe that relations with our team members are good.

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

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on us.   Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  However, we expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards. Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required, for example, to comply with new or more aggressively enforced requirements or newly discovered conditions, could limit expansion or otherwise have a material adverse effect on our business and financial condition.  For a description of currently outstanding environmental issues, see Note 16 of Notes to the Financial Statements.

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

In addition, we sell our products to customers in inherently cyclical industries, such as the trucking industry and the energy services industry, which experience significant downturns from time to time. As a result of the continuing economic recession that began in late 2007, we have experienced substantially lower sales across all our transportation businesses, namely Morgan, Morgan Olson, Truck Accessories and the Specialty Vehicle component of Specialty Manufacturing.  However, our energy-related machining business, which is a component of Specialty Manufacturing, experienced a substantial increase in sales during 2008, including increased sales from the three related strategic acquisitions made in 2007.  The price of oil has decreased from $91.73 a barrel at December 31, 2007 to $44.60 a barrel at December 31, 2008, which price per barrel has continued in 2009 to be well below the price per barrel at the end of 2007.  Because of this decrease in the price of oil, our energy-related machining business began to soften in the second half of 2008, and we believe that this softening will continue into 2009. Our combined operations generated cash of $45.5 million in 2008, and as of December 31, 2008 we had cash and cash equivalents on hand of $36.3 million and approximately $47.3 million available to borrow under our revolving credit facility.

A prolonged economic downturn or recession would result in a significant decrease in our sales and would materially and adversely affect our operating cash flows and our ability to make required payments on our debt.

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

Truck Accessories’ sales depend on the sales of new pickup trucks in North America. New pickup trucks sales in the United States and Canada decreased 26.3% from 2007 to 2008 to 2.2 million units during 2008 and January 2009 projections by industry associations indicate a further 10% decline in 2009 to an estimated 2.0 million units.   A decline in pickup truck sales would cause a decline in Truck Accessories’ sales, which would materially and adversely reduce Truck Accessories’ ability to generate cash and could reduce our ability to make required payments on our debt. Sales of pickup trucks are characterized by periodic fluctuations in demand due to, among other things, changes in general economic conditions, interest rates, fuel costs, new model introductions, consumer spending levels and consumer preferences.

We have a substantial amount of debt outstanding and can incur more debt, which could hurt our business prospects, limit cash flow available from our operations and prevent us from fulfilling our obligations under the 8.75% Notes and our other debt obligations.

We are significantly leveraged and will continue to be significantly leveraged.  We had $23.8 million of stockholder’s equity at December 31, 2008 and long-term debt of $207.0 million, including $200.0 million in aggregate principal amount of 8.75% senior notes due 2014 (“8.75% Notes”) and $7.0 million of capital lease obligations.  In addition, we had $47.2 million of secured debt availability under our revolving credit facility and we may be able to incur substantially more debt in the future.

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

•                  Morgan’s two largest customers, Penske and Ryder, together accounted for 46% of Morgan’s net sales in 2006, 55% in 2007 and 48% in 2008 and accounted for 22% of our consolidated net sales during 2006, 22% in 2007 and 16% in 2008.

•                  One customer accounted for 38% of Morgan Olson’s net sales during 2006, 37% in 2007 and 44% in 2008.

•                  Two customers accounted for 19% of Specialty Manufacturing’s net sales during 2006, 28% in 2007 and 42% in 2008.

•                  Our top ten customers accounted for 40% of our consolidated net sales in 2006, 41% in 2007 and 44% in 2008.

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

Disruptions in delivery of truck or car chassis to us could impact the profitability of our business.

Morgan and Morgan Olson mount their truck bodies on truck chassis delivered from truck chassis manufacturers.  Specialty Vehicle Group converts car chassis supplied by General Motors and Ford into products for its customers.  If truck and car chassis manufacturers experience or their suppliers experience disruptions in their businesses, resulting from plant closures and other cost cutting initiatives, lack of cash resources, bankruptcy proceedings or other potential causes, Morgan, Morgan Olson and Specialty Vehicle Group may be unable to sell or deliver their products. Work stoppages or slowdowns experienced by the large truck manufacturers that supply truck chassis could result in delays or slowdowns in our ability to deliver products to our customers.

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

For a description of current environmental issues, see Note 16 of Notes to the Financial Statements.

We may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

We face an inherent risk of exposure to product liability claims if the use of our products results, or is alleged to result, in personal injury and/or property damage. If we manufacture a defective product, we may experience material product liability losses and we may incur significant costs to defend product liability claims. We also could incur significant costs in correcting any defects, lose sales and suffer damage to our reputation. Our product liability insurance coverage may not be adequate for the liabilities we could incur and may not continue to be available on terms acceptable to us.

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

While we are subject to certain requirements of the Sarbanes-Oxley Act of 2002, we are not subject to many of its provisions, including rules requiring us to have independent directors or an audit committee composed of independent directors. Two of our three directors, John Poindexter, our President and CEO, and Stephen Magee, the chairman of the Audit Committee of our board of directors, are not independent. We are not subject to the same corporate governance standards as a company with public equity or a company listed on a national exchange and our security holders do not have the protections provided by having independent directors or audit committee members.

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

•                  The timely oversight over the financial reporting of the business units and the work outsourced to third parties needs to be improved.  Specifically, more timely oversight may have prevented an adjustment to record an additional FIN No. 48 provision for uncertain state income tax positions in the fourth quarter of 2007 and should enable us to more timely report our financial results.  Improvements, including the addition of corporate and business unit personnel, continue to be evaluated and implemented by management.

We believe that actions taken to date which include the hiring of additional business unit financial personnel and the additional experience gained by our corporate office financial reporting personnel have resulted in improved controls over financial reporting.  We believe that our controls have improved sufficiently such that we do not continue to have material weaknesses over our financial reporting processes and we have reported in section 9a of this annual report on Form 10K that we identified no material weaknesses in the Company’s internal controls for the year ended December 31, 2008.  We may need to make additional improvements if and when our business operations expand in size and complexity.

We believe that the remedial action described above has satisfactorily addressed all matters identified as weaknesses by management.  We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions as appropriate.

Item 1B.                                                  Unresolved Staff Comments

None.

Item 2.                                                           Properties

We own or lease the following manufacturing, office and sales facilities as of December 31, 2008:

Location	Principal use	Approximate square feet	Owned or leased		Lease expiration
Morgan:
Ehrenberg, Arizona	Manufacturing	119,000	Owned		—
Riverside, California	Manufacturing/service	62,000	Leased		2013
Atlanta, Georgia	Parts & service	20,000	Leased		2009
Rydal, Georgia	Manufacturing	85,000	Owned		—
Ephrata, Pennsylvania	Manufacturing	51,000	Leased	*	2015
New Morgan, Pennsylvania	Manufacturing	62,900	Leased		2009
Morgantown, Pennsylvania	Manufacturing/service	261,000	Leased	*	2015
Morgantown, Pennsylvania	Office/warehouse	110,000	Leased		2009
Corsicana, Texas	Manufacturing/service	63,000	Leased	*	2015
Janesville, Wisconsin	Manufacturing/service	166,000	Leased		2010
Denver, Colorado	Parts & service	15,000	Leased		2012
Lakeland, Florida	Parts & service	47,000	Leased		2010
Tampa, Florida	Parts & service	24,000	Leased		2010
Brampton, Ontario, Canada.	Office & manufacturing	35,000	Leased		2013
Morgan Olson:
Sturgis, Michigan	Office & manufacturing	384,000	Owned		—
Truck Accessories:
Woodland, California	Manufacturing	65,000	Leased		2009
Elkhart, Indiana	Office & research	23,500	Owned		—
Elkhart, Indiana	Manufacturing	132,500	Leased		2010
Elkhart, Indiana	Office & manufacturing	80,000	Owned		—
Elkhart, Indiana	Manufacturing	10,000	Leased		2009
Elkhart, Indiana	Manufacturing	150,000	Leased		2011
Chickasha, Oklahoma	Warehouse	9,700	Leased		2010
Milton, Pennsylvania	Manufacturing/retail	103,000	Leased		2009
Clackamas, Oregon	Retail	12,700	Leased		2013
Centralia, Washington	Manufacturing	45,950	Owned		—
Specialty Manufacturing:
Amelia, Ohio	Office & manufacturing	54,100	Leased		2011
Brenham, Texas	Office & manufacturing	125,000	Owned		—
Brenham, Texas	Office & manufacturing	130,000	Owned		—
Decatur, Alabama	Manufacturing	175,000	Leased		2009
Duncan, Oklahoma	Office & manufacturing	53,000	Leased		2012
Elkhart, Indiana	Office & manufacturing	211,600	Owned		—
Fort Smith, Arkansas	Office & manufacturing	170,000	Leased		2010
Houston, Texas	Office & manufacturing	97,000	Leased		2012
Milwaukee, Wisconsin	Office & manufacturing	70,000	Leased		2010
Monterrey, Mexico	Manufacturing	38,000	Leased		2009
Nashville, Tennessee	Manufacturing	40,900	Leased		2009
J.B. Poindexter & Co., Inc.:
Houston, Texas	Office	10,000	Leased		2019

*                                         Effective December 12, 2008, these facilities were sold to and leased back from an entity owned by John Poindexter. See Note 17 of Notes to the Financial Statements.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The sole shareholder of the Company signed a consent dated December 2, 2008 electing the following members of the board of directors for the ensuing year: John B. Poindexter, Stephen P. Magee and William J. Bowen.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of March 31, 2009, John Poindexter owned all of the registrant’s issued and outstanding common equity.  The Company has never paid cash dividends.

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

	Year ended December 31,
(Dollars in Millions)	2004	2005	2006	2007	2008
Operating data:
Net sales	$584.9	$668.1	$795.4	$792.2	$706.4
Cost of sales	513.4	593.1	701.1	707.2	610.8
Selling, general and administrative expenses	40.6	50.0	63.0	64.9	66.1
Loss (gain) on extinguishment of debt	2.4	—	—	—	(0.4)
Closed and excess facility costs	—	0.4	2.7	0.2	0.8
Other expense (income)	(0.4)	0.1	(0.2)	(0.3)	(0.6)
Operating income	28.9	24.5	28.8	20.2	29.7
Interest expense	14.5	18.5	18.9	18.7	18.5
Interest income	(0.1)	(1.7)	(1.7)	(0.8)	(0.4)
Income tax provision	4.1	2.6	3.4	3.1	4.8
Income (loss) before discontinued operations	10.4	5.1	8.2	(0.8)	6.8
Loss from discontinued operations	(0.5)	—	—	—	—
Net income (loss)	$9.9	$5.1	$8.2	$(0.8)	$6.8
Ratio of earnings to fixed charges(a)	1.9x	1.4x	1.5x	1.1x	1.5x

Other data:
EBITDA(b)	$46.4	$37.9	$43.8	$43.5	$48.6
Consolidated Coverage Ratio(c)	3.2	2.1	2.4	2.3	2.6

Balance sheet data (at period end):
Working capital	$75.8	$114.9	$112.3	$83.3	$99.2
Total assets	$217.5	$273.2	$292.4	$297.2	$295.9
Total debt	$158.4	$205.4	$207.6	$213.6	$207.4
Stockholder’s equity	$4.6	$9.7	$18.3	$18.3	$23.8

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

	Year ended December 31,
(Dollars in Millions)	2004	2005	2006	2007	2008
Income (loss) before discontinued operations	$10.4	$5.1	$8.2	$(0.8)	$6.8
Income tax provision	4.1	2.6	3.4	3.1	4.8
Interest expense	14.5	18.5	18.9	18.7	18.5
Depreciation and amortization	9.5	10.4	12.0	15.1	17.7
Noncash charges	2.4	0.4	1.1	—	0.8
Pro forma effect of acquisitions	5.5	0.9	0.2	7.4	—
	$46.4	$37.9	$43.8	$43.5	$48.6

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

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current economic recession has affected all of our businesses but primarily our transportation-related businesses which began to experience lower demand for their products in the third quarter of 2007, which has continued through 2008 and into the first quarter of 2009.  We have reacted and are continuing to react to these conditions by increasing market share at the expense of weaker competitors and reducing both direct and indirect costs through improved manufacturing processes and the reduction of general and administrative costs.  Our employee headcount was approximately 3,000 as of February 28, 2009 compared to 3,500 as of December 31, 2008 and 4,200 at December 31, 2007.  In contrast to the previous economic downturn during 2001 and 2002, oil and gas exploration activity increased in 2008 compared to the prior year which along with three strategic acquisitions in 2007 has provided significant additional net sales and operating income to our Specialty Manufacturing Division.  However, as a result of the recent decrease in the price of oil from $91.73 a barrel at December 31, 2007 to $44.60 a barrel at December 31, 2008 (which price per barrel has continued in 2009 to be well below the price per barrel at the end of 2007), it is likely that our energy-related machining business will soften in 2009.

During the year ended December 31, 2007, MIC Group acquired three manufacturing businesses that specialize in providing services to the oil and gas exploration and production industry, primarily large multinational oilfield services companies.  MIC Group has combined them with its operations.  MIC Group acquired Richard’s Manufacturing Co., Inc. (“MIC Duncan”) effective April 30, 2007, Tarlton Supply Company (“MIC Tarlton”) effective August 23, 2007, and Machine and Manufacturing I, Inc. (“MIC Houston”) effective September 4, 2007.  The results of operations for these businesses for the period of time subsequent to their acquisition have been included in the results of operations of the Specialty Manufacturing Division for the years ended December 31, 2008 and 2007.

The following table shows our net sales, operating income and operating income as a percentage of net sales for each segment for the years ended December 31, 2006, 2007 and 2008.

	Year ended December 31,
(Dollars in Millions)	2006	2007	2008
Net Sales
Morgan	$379.4	$332.9	$233.9
Morgan Olson	100.4	110.3	104.4
Truck Accessories	159.3	155.6	131.9
Specialty Manufacturing	155.9	195.2	238.3
Eliminations	0.4	(1.8)	(2.1)
Consolidated	$795.4	$792.2	$706.4
Operating Income (Loss)
Morgan	$21.6	$15.4	$4.0
Morgan Olson	2.8	(2.7)	5.4
Truck Accessories	3.5	3.2	2.4
Specialty Manufacturing	9.8	13.7	25.9
JBPCO (Corporate)	(8.9)	(9.4)	(8.0)
Consolidated	$28.8	$20.2	$29.7
Operating Margin Percentage
Morgan	5.7%	4.6%	1.7%
Morgan Olson	2.8%	(2.4)%	5.2%
Truck Accessories	2.2%	2.1%	1.8%
Specialty Manufacturing	6.2%	6.9%	10.9%
Consolidated	3.6%	2.5%	4.2%

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

•                  Truck Accessories’ sales of pickup truck caps and tonneaus and trailer door and window components; and

•                  Specialty Manufacturing’s sales of manufacturing services to customers requiring precision machining of metal parts and casting services and specialty vehicles, including funeral coaches, buses and limousines, contract manufacturing services, packaging and other products.

Discounts, returns and allowances.  Our gross sales are reduced by discounts we provide to customers and returns and allowances in the ordinary course of our business.  We provide discounts as deemed necessary to generate sales volume and remain price competitive. Discounts include payment term discounts and discretionary discounts from list price.

Cost of sales.  Cost of sales represents the costs directly associated with manufacturing our products and generally varies with the volume of products produced. The components of cost of sales are materials, labor and overhead including transportation costs. We have experienced significant fluctuations in transportation costs and in the cost of materials, such as aluminum, steel, fiberglass-reinforced plywood, lumber, fiberglass resin and plastic beads, over the previous year that have affected our operating profit margins.  However, increased prices we charge for our products and the cost to transport them mitigated the impact of rising prices on our financial condition and results of operations. The benefit of lower raw material and transportation costs also will be mitigated by any decrease in the prices we charge for our products necessary to remain competitive.  We have entered into supply contracts for some materials at a fixed price for up to one year and in some cases prepurchased bulk quantities of materials to mitigate rising prices as deemed necessary in this economic environment.  We are increasingly sourcing materials from overseas to take advantage of lower prices.   Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing and other costs including rent associated with manufacturing, indirect labor and other costs.

Selling, general and administrative expenses.  Selling, general and administrative expenses are made up of the costs of selling our products and administrative costs related to information technology, accounting, finance, human resources, procurement and engineering. Costs include personnel and related costs, including travel, equipment and facility rent expense not associated with manufacturing activities, and professional services such as audit fees. Selling, general and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

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

Self-insurance risks.  We utilize a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and healthcare insurance. We use a combination of internally and actuarially determined development factors to record a fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry and company trends. Changes in the assumptions used could result in a different self-insurance reserve.

Income taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established thereby reducing the deferred tax asset. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We had alternative minimum tax credit carryforward deferred tax assets of approximately $0.8 million at December 31, 2008 and 2007, for U.S. federal income tax purposes, which may be carried forward indefinitely.   We had a capital loss carryforward deferred tax asset of approximately $1.4 million at December 31, 2007 of which $1.1 million was utilized during the year ended December 31, 2008, and the remaining balance of $0.3 million expired.  At December 31, 2008 and 2007, we had a state tax net operating loss carryforward deferred tax asset of $3.9 million and $3.7 million, respectively, and at December 31, 2008 and 2007, we had recorded a valuation allowance of $2.5 million against the portion of which realization is uncertain.  We had Canadian tax net operating losses of approximately $4.7 million and $6.6 million and recognized a deferred tax asset of $1.5 million and $2.5 million as of December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, we had recorded a valuation allowance of $1.5 million and $0.7 million, respectively, against the portion of the deferred tax asset for which realization is uncertain.  Canadian net operating losses of $4.3 million were carried back to prior years.  The remaining Canadian net operating loss carryforwards expire at various dates ranging from 1 to 20 years.  While our deferred tax assets, net of the valuation allowance, are considered realizable, actual amounts could be reduced if future taxable income is not achieved.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  In connection with the adoption of FIN 48, we recognized an increase of approximately $0.2 million to our net tax liabilities primarily related to uncertain state income tax positions, net of a federal tax benefit, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $1.6 million of unrecognized state tax liabilities, and a corresponding federal tax benefit of $0.4 million, which included $0.3 million of interest and penalties.  During 2007, we recorded an additional provision for uncertain state tax positions of $1.0 million, and a corresponding federal tax benefit of $0.3 million, related to prior year state tax positions and an additional provision for uncertain state tax positions of $0.3 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions. During 2008, we recorded a reduction in the provision for uncertain state tax position of $0.3 million, and a corresponding federal tax increase of $0.1 million, related to prior year state tax positions and an additional provision for uncertain state tax positions of $0.2 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions. As of December 31, 2008 and 2007, we had approximately $2.8 million and $2.9 million, respectively, of unrecognized tax benefits related primarily to uncertain state tax liabilities, and a corresponding federal benefit of $0.8 million and $0.9 million, respectively, including approximately $0.8 million and $0.7 million, respectively, of possible interest and the consequential late payment penalties for each period, if assessed, of which $2.0 million and $2.1 million, respectively, if recognized, would reduce our income tax provision in future periods.

Inventory valuation.  Our inventories mainly consist of raw materials, vehicles prior to conversion, supplies and work-in-progress. Because we primarily produce products to our customers’ orders, we maintain a relatively small stock of finished goods inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. We record reserves against the value of inventory based upon our determination that the inventory is not usable in our products. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

Goodwill, identified intangibles and long-lived assets impairment.  We perform a test of our goodwill for potential impairment annually as of October 1 as prescribed by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles.  The fair values of our reporting units are based on various valuation methods, including multiples of earnings derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations and discounted cash flow analysis. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our goodwill.  In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and indefinite-lived intangible assets should events or circumstances indicate a potential reduction in the fair value of those assets below their carrying value.  During 2008, we determined that the carrying value of our Federal Coach trade name was impaired due to industry-wide reductions in profit margins that reduced the estimated amount of the royalty fee that the name could command and wrote down its value by $0.3 million.  Lastly, on an annual basis, we determine that the remaining lives of identified amortizable intangible assets continue to be appropriate.

Comparison of 2008 to 2007

Sales.  Our consolidated net sales decreased $85.8 million, or 10.8%, to $706.4 million for 2008 compared to $792.2 million for 2007.  Excluding businesses acquired during 2007, consolidated net sales decreased $137.7 million, or 17.9%, to $629.8 million for 2008.

•                  Morgan’s net sales decreased $99.0 million, or 29.7%, to $233.9 million for 2008 compared to $332.9 million for 2007.  Demand for Classes 3-7 truck bodies continued at depressed levels during 2008 as a result of the deterioration in general economic conditions.  Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 78.4% of Morgan’s net sales in 2008 compared to 83.0% percent in the prior year, decreased $93.5 million, or 33.8%, to $183.4 million on a 38.8% decline in unit shipments.  Consumer Rental sales decreased $0.8 million, or 2.1%, on a 3.6% increase in unit shipments.  The average price of a Consumer Rental truck body declined 5.5% due to increased shipments of smaller units.  Other sales including sales of parts and services decreased $5.5 million, or 27.1%, to $14.7 million compared to $20.1 million last year.

•                  Morgan Olson’s net sales decreased $5.6 million, or 5.3%, to $104.4 million for 2008 compared to $110.3 million for 2007.  Step van sales declined $10.9 million, or 12.3%, on a 12.8% decrease in unit shipments for 2008.  Sales to customers with large fleets of vehicles were down $13.6 million, or 67.0%, compared to the prior year.  The decrease in step van sales was partially offset by a $6.3 million increase in parts and service sales to $23.0 million, compared to $16.7 million in 2007, due to an atypical $5.7 million service parts purchase by the United States Postal Service in the second quarter of 2008.

•                  Truck Accessories’ net sales decreased $23.7 million, or 15.2%, to $131.9 million for 2008 compared to $155.6 million for 2007.   Shipments of caps and tonneaus decreased by 22.1% to approximately 135,000 units as new pickup trucks sales in the United States and Canada decreased 26.3% from last year.  Sales of new pickup trucks declined to 2.2 million units during 2008 and January 2009 projections by industry associations indicate a further 10% decline in 2009 to approximately 2.0 million units.

•                  Specialty Manufacturing’s net sales increased by $43.2 million, or 22.1%, to $238.3 million for 2008 compared to $195.2 million for 2007.  Sales to customers in the energy services business excluding acquisitions increased 10.0% to $78.5 million compared to $71.3 million in 2007.  Acquisitions added an additional $51.9 million of sales in 2008.  Demand for specialty vehicles including funeral coaches, buses and limousines declined as sales of those products decreased $13.2 million, or 18.8%, to $57.2 million compared to $70.4 million.   Sales of plastics-based packaging products decreased $2.6 million, or 9.1%, to $26.1 million.  Because of the recent large decrease in the price per barrel of oil, which price per barrel has continued to be well below the price per barrel at the end of 2007, it is likely that demand for the services of our energy-related machining business, which softened in the second half of 2008, will continue to soften in 2009.

Backlog.  Consolidated backlog was $149.2 million as of December 31, 2008 compared to $219.3 million as of December 31, 2007.

•                  Morgan’s backlog at December 31, 2008 was $47.6 million compared to $62.0 million at December 31, 2007. The decrease in backlog was due to the continued industrywide reduction in demand for truck bodies.

•                  Morgan Olson’s backlog was $18.2 million at December 31, 2008 compared to $43.5 million at December 31, 2007.  The decrease was due primarily to a decrease in demand from customers that operate large fleets.

•                  Truck Accessories’ backlog of approximately two weeks of production was $2.2 million at December 31, 2008 compared to $3.6 million as of December 31, 2007.

•                  Specialty Manufacturing’s backlog at December 31, 2008 decreased $28.9 million to $81.3 million compared to $110.2 million at December 31, 2007.  The backlog of machining services decreased $25.4 million over last year due to lower demand from customers in the energy services industry in the second half of 2008.

Cost of sales and gross profit.  Our consolidated cost of sales decreased by $96.4 million, or 13.6%, to $610.8 million for 2008 compared to $707.2 million for 2007. Consolidated gross profit increased by $10.7 million, or 12.6%, to $95.6 million (13.5% of net sales) for 2008 compared to $84.9 million (10.7% of net sales) for 2007.  Material, labor and overhead costs made up 50.3%, 14.1% and 22.0%, respectively, of cost of sales during 2008 and 53.7%, 15.2% and 20.3%, respectively, during 2007.  Excluding businesses acquired in 2007, our 2008 cost of sales was $554.5 million and gross profit was $75.3 million (13.6% of net sales) compared to $686.6 million and $80.0 million (11.8% of net sales) in 2007.

•                  Morgan’s gross profit decreased by $13.4 million, or 39.8%, to $20.4 million (8.7% of its net sales) for 2008 compared to $33.8 million (10.2% of its net sales) for 2007.  The decline in gross profit margin was due to increased overhead costs as a result of decreased absorption of overhead on lower production volume, partly offset by a decrease in material and labor costs as a percentage of net sales.  Morgan’s manufacturing headcount was reduced by 23.0% during 2008.

•                  Morgan Olson’s gross profit increased by $8.6 million, or 206.2%, to $12.8 million (12.3% of its net sales) for 2008 compared to $4.2 million (3.8% of its net sales) for 2007.  Improved manufacturing processes implemented by the new management team put in place late last year eliminated significant amounts of material waste and overtime labor costs.

•                  Truck Accessories’ gross profit declined by $0.2 million, or 1.0%, to $16.0 million (12.1% of its net sales) for 2008 compared to $16.1 million (10.4% of its net sales) for 2007.  The gross profit margin increased due to improvements in labor productivity and materials management.  Material and labor costs as a percentage of net sales decreased to 54.6% and 15.0% in 2008 compared to 55.5% and 16.8% in 2007, respectively.  Overhead expenses as a percentage of net sales increased to 33.1% in 2008 compared to 31.1% in 2007 as a result of lower absorption of overhead on lower production volume along with higher delivery costs.

•                  Specialty Manufacturing’s gross profit increased $15.8 million, or 51.3%, to $46.5 million (19.5% of its net sales) for 2008 compared to $30.8 million (15.8% of its net sales) for 2007.  The gross profit increase at the machining services business included $16.2 million from acquisitions made during 2007, partly offset by a $3.6 million decline in gross profit at the Specialty Vehicle Group and the packaging business due primarily to lower production volumes.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $1.4 million, or 2.2%, to $66.3 million (9.4% of net sales) for 2008 compared to $64.9 million (8.2% of net sales) for 2007.  Excluding businesses acquired in 2007, selling, general and administrative expenses decreased $1.0 million in 2008.

•                  Morgan’s selling, general and administrative expenses decreased $1.7 million, or 8.9%, to $17.1 million (7.3% of its net sales) for 2008 compared to $18.7 million (5.6% of its net sales) for 2008 primarily due to lower personnel costs from a 22% reduction in headcount as well as lower commissions on decreased sales.

•                  Morgan Olson’s selling, general and administrative expenses increased by $0.5 million, or 7.8%, to $7.4 million (7.1% of its net sales) for 2008 compared to $6.9 million (6.2% of its net sales) for 2007 due primarily to increased sales commissions.

•                  Truck Accessories’ selling, general and administrative expenses increased by $0.5 million, or 4.1%, to $13.4 million (10.2% of its net sales) for 2008 from $12.9 million (8.3% of its net sales) for 2007.  The increase was primarily due to currency transaction gains of $0.9 million in 2007 not repeated in 2008.  Truck Accessories’ manufacturing operations in Canada have been terminated.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased by $3.1 million, or 19.0%, to $20.1 million (8.4% of its net sales) for 2008 from $17.0 million (8.7% of its net sales) for 2007. The increase was due to incremental costs of $2.6 million from the businesses acquired in 2007, increased sales commissions and executive incentive payments of $1.4 million offset by a decrease of $0.9 million on a 22% headcount reduction at the Specialty Vehicle Group.

•                  Corporate selling, general and administrative expenses decreased by $1.1 million, or 11.2%, to $8.4 million for 2008 from $9.5 million for 2007.  The decrease was due primarily to reduction of manufacturing process consulting expenses of $0.9 million.

Closed and excess facility costs. During 2008, Specialty Manufacturing decided on a plan to vacate one of its plants and move production to others of its manufacturing plants and as a result recognized $0.7 million of noncash charges related to the write-down of property, plant and equipment.  Also, Truck Accessories adopted a plan to combine two of its manufacturing facilities located in Elkhart, Indiana and recognized $0.1 million of noncash charges related to the impairment in value of certain property, plant and equipment.  During 2007, Specialty Manufacturing’s packaging business closed its plant in Tennessee due to the loss of business resulting from the elimination of a product by a major customer.  Costs associated with the closure were $0.2 million.  During 2006, Truck Accessories announced a plan to close its manufacturing facility in Canada and move production of its Raider product line to other manufacturing locations. As a result of this decision, Truck Accessories recorded a closed and excess facility charge of $2.7 million during 2006.  The $2.7 million expense included approximately $1.1 million of noncash charges related to the write-down of property, plant and equipment.  The charge also included estimated personnel costs. Manufacturing operations ceased at this location effective February 2007.

Gain on repurchase of 8.75% Notes. As of December 31, 2008, the Company purchased $0.8 million of its 8.75% Notes on the open market and recognized a $0.4 million gain on the transaction.

Other income.  Morgan sold its minority interest  in a truck dealership in Canada that was acquired with the purchase of Morgan Canada in 2004 and recognized a gain of $0.4 million.  Specialty Manufacturing received insurance proceeds of $0.4 million arising from a storm damage claim in 2007.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Impairment or Disposal of Long-Lived Assets, the Company evaluated the carrying value of long-lived assets of its business units and, through a third-party analysis, determined that Federal Coach had an impairment of its acquired intangibles of $0.3 million that was recorded as a reduction in other income.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $9.5 million, or 47.2%, to $29.7 million (4.2% of net sales) for 2008 from $20.2 million (2.5% of net sales) for 2007.

•                  Morgan’s operating income decreased by $11.4 million, or 74.3%, to $4.0 million (1.7% of its net sales) for 2008 compared to $15.4 million (4.6% of its net sales) for 2007.

•                  Morgan Olson’s operating income increased by $8.1 million, or 302.0%, to $5.4 million for 2008 from a loss of $2.7 million for 2007.

•                  Truck Accessories’ operating income decreased by $0.8 million, or 24.8%, to $2.4 million (1.8% of its net sales) for 2008 compared to $3.2 million (2.1% of its net sales) for 2007.

•                  Specialty Manufacturing’s operating income increased by $12.2 million, or 88.7%, to $25.9 million (10.9% of its net sales) for 2008 compared to $13.7 million (7.0% of its net sales) for 2007.  Acquisitions contributed $15.2 million of operating income during the year.

•                  Corporate expenses decreased $1.5 million to $8.0 million for 2008 compared to $9.5 million for 2007.

Interest expense (income).  Interest expense decreased $0.2 million, or 1.1%, to $18.5 million (2.6% of net sales) for 2008 compared to $18.7 million (2.4% of net sales) for 2007.  We earned $0.4 million of interest income on our cash and cash equivalents during 2008 compared to $0.9 million during 2007 as a result of the decrease in cash and cash equivalents during the year.

Income taxes. The effective income tax rate was 41% and 134% of income before income taxes for 2008 and 2007, respectively.  The income tax provision for 2008 differs from amounts computed based on the federal statutory rate as a result of state taxes of $1.4 million, a $0.8 million increase in the valuation allowance for foreign net operating loss carryforwards, offset by a $1.0 million reduction in the valuation allowance against capital loss carryforwards and $0.3 million of research and development credits. The income tax provision for 2007 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.8 million increase in the valuation allowance and a $0.9 million increase in reserves for uncertain tax positions.

Comparison of 2007 to 2006

Sales.  Our consolidated net sales decreased $3.2 million, or 0.4%, to $792.2 million for 2007 compared to $795.4 million for 2006.  Excluding businesses acquired during 2007, consolidated net sales decreased $28.0 million, or 3.5%, to $767.4 million for 2007.

•                  Morgan’s net sales decreased $46.5 million, or 12.3%, to $332.9 million for 2007 compared to $379.4 million for 2006.  After a 4.8% increase in sales in the six months ended June 30, 2007, sales declined $56.6 million, or 33.4%, in the six months ended December 31, 2007 as an industrywide decline in demand for truck bodies took effect.  Shipments decreased 17.7% for the year offset by a 7.1% increase in the average unit price of a truck body. Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 83.0% of Morgan’s net sales in 2007, decreased $47.5 million, or 14.6%, to $276.9 million.  Consumer Rental sales increased $0.6 million, or 1.7%, on a 6.0% increase in unit price which was offset by a 4.1% decrease in unit shipments.  Sales of parts and services increased $2.7 million to $15.7 million compared to $12.9 million last year.

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

•                  Specialty Manufacturing’s net sales increased by $39.3 million, or 25.2%, to $195.2 million for 2007 compared to $155.9 million for 2006.  Sales to customers in the energy services business excluding acquisitions increased 32.3% to $71.3 million compared to $53.9 million in 2006.  Acquisitions added an additional $24.8 million of sales for 2007.  Sales at the Specialty Vehicle Group decreased $1.6 million, or 2.2%, to $70.4 million compared to $72.0 million.  Demand for funeral products, coaches and family cars declined in 2007 after increasing in 2006 in response to a new chassis introduction by Cadillac.  Sales of funeral products decreased $11.7 million but was partially offset by an increase in limousine, bus and van sales of $10.1 million.

Backlog.  Consolidated backlog was $219.3 million as of December 31, 2007 compared to $198.1 million as of December 31, 2006.

•                  Morgan’s backlog at December 31, 2007 was $62.0 million compared to $114.6 million at December 31, 2006. The decrease in backlog was due to a decrease in orders received for retail units in the latter half of 2007.

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

Cost of sales and gross profit.  Our consolidated cost of sales increased by $6.1 million, or 0.9%, to $707.2 million for 2007 compared to $701.1 million for 2006. Consolidated gross profit decreased by $9.4 million, or 9.9%, to $84.9 million (10.7% of net sales) for 2007 compared to $94.3 million (11.9% of net sales) for 2006.  Material, labor and overhead costs made up 53.7%, 15.2% and 20.3%, respectively, of sales during 2007 and 53.9%, 14.9% and 19.4%, respectively, during 2006.  Excluding businesses acquired in 2007, cost of sales decreased $14.7 million, or 2.1%, and the gross profit was $80.8 million (10.5% of net sales).

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

•                  Specialty Manufacturing’s gross profit increased $7.1 million, or 30.0%, to $30.8 million (15.8% of its net sales) for 2007 compared to $23.7 million (15.2% of its net sales) for 2006.  Gross profit increased $11.2 million, or 120%, at the machining services business including $4.2 million from acquisitions made during 2007, partly offset by a $4.1 million decline in gross profit at the Specialty Vehicle Group and the packaging business due primarily to lower production volumes.

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

Closed and excess facility costs. During 2007, Specialty Manufacturing’s packaging business closed its plant in Tennessee due to the loss of business resulting from the elimination of a product by a major customer.  Costs associated with the closure were $0.2 million.  During 2006, Truck Accessories announced a plan to close its manufacturing facility in Canada and move production of its Raider product line to other manufacturing locations. As a result of this decision, Truck Accessories recorded a closed and excess facility charge of $2.7 million during 2006.  The $2.7 million expense included approximately $1.1 million of noncash charges related to the write-down of property, plant and equipment and estimated personnel costs. Manufacturing operations ceased at the Canadian location effective February 2007.

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

Interest expense (income).   Interest expense decreased $0.2 million, or 1.2%, to $18.7 million (2.4% of net sales) for 2007 compared to $18.9 million (2.4% of net sales) for 2006.  The decrease was due to about $0.6 million of capitalized interest associated with our ERP project.  We earned $0.9 million of interest income on our cash and cash equivalents during 2007 compared to $1.8 million during 2006.  The reduction in interest income was a result of a decrease in cash and cash equivalents.

Income taxes. The effective income tax rate was 134% and 29% of income before income taxes for 2007 and 2006, respectively.  The income tax provision for 2007 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.8 million increase in the valuation allowance for foreign net operating loss carryforwards and $0.9 million increase in reserves for uncertain tax positions. The income tax provision for 2006 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.7 million benefit from an increase in the state net operating loss carryforwards and other items.

Liquidity and capital resources

Historically, we have funded our operations with cash available from the proceeds of our 8.75% Notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2008 was $99.2 million compared to $83.3 million at December 31, 2007.  Our cash and cash equivalents increased by $29.6 million as a result of cash provided by operating activities of $45.5 million reduced by cash used in investing activities of $8.6 million and cash used in financing activities of $6.1 million.  Due to the decrease in business activity as a result of the general decline in economic activity in 2008, working capital, excluding cash and cash equivalents, decreased $13.7 million with a decrease in accounts receivable of $8.6 million, a decrease in inventories of $9.2 million offset by a decrease in accounts payable of $4.7 million.  Average accounts receivable days sales outstanding at December 31, 2008 were approximately 22 compared to 24 at December 31, 2007 and inventory turns during 2008 were approximately 9.0 compared to 8.8 during 2007.  Excluding vehicle chassis at Specialty Vehicle Group (vehicle chassis remain in inventory for extended periods of time and amounted to $6.2 million and $11.7 million at December 31, 2008 and 2007, respectively) inventory turns were 9.0 and 10.7 for 2008 and 2007, respectively.

Operating cash flows.  Operating activities during 2008 generated cash of $45.5 million compared to $30.8 million in 2007 and $3.0 million in 2006. The increase in net cash generated by operating activities during 2008 was due primarily to a $9.5 million increase in operating income, a $3.1 million increase in cash from the liquidation of working capital and a $2.6 million increase in depreciation and amortization.

The increase in cash from operating activities during 2007 compared to 2006 was due principally to a decrease in working capital, primarily accounts receivable and inventories of $25.2 million.

Investing cash flows.  Net cash used in investing activities decreased $47.2 million in 2008 compared to 2007 primarily because there were no acquisitions in 2008 as compared to three in 2007.  Capital expenditures were $14.7 million compared to $14.3 million in the prior year, partly offset in 2008 by proceeds from the disposition of three of Morgan’s manufacturing properties to Poindexter Properties, LLC, an entity owned by John Poindexter, for $7.1 million (see Note 17 to the consolidated financial statements).

In 2007, we acquired MIC Duncan for cash of $12.6 million, MIC Tarlton for cash of $18.4 million and MIC Houston for cash of $10.6 million.  These acquisitions were paid for with proceeds from our 8.75% Note offerings and cash generated by operations.   In 2008, there were no acquisitions.

Capital expenditures during 2008 were $14.7 million and were comprised of machinery and equipment of $9.2 million for Specialty Manufacturing and new product molds of $3.0 million for Truck Accessories.  We acquired approximately $0.4 million of equipment under capital leases that were not included in capital expenditures. As of December 31, 2008, we had no significant open commitments for capital expenditures.

Financing cash flows.  Net cash used by financing activities totaled $6.1 million in 2008 as opposed to generating cash of $1.5 million in 2007.  Our Revolving Credit Agreement expired March 15, 2009; however neither party to the agreement gave notice of termination and it automatically was extended for an additional year ending on March 15, 2010.

During 2008, we repaid $3.3 million of our revolver borrowings as well as $2.8 million of long-term debt and capital lease commitments.

At December 31, 2008, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 2.6 to 1.0. As a result, we are able to incur additional borrowings including capital leases to finance capital expenditures. Our indenture and revolving credit facility restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the indenture and revolving credit facility.

The revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are collateralized by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million of letters of credit. As of December 31, 2008, we had $0.4 million of borrowings under the facility, $2.4 million of letters of credit outstanding and our borrowing base would have supported debt borrowings of the entire $50.0 million under our revolving credit facility.

In addition, the revolving credit facility includes covenants that place various restrictions on us, including limitation on our ability to:

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

Off-balance-sheet arrangements

We have no off-balance-sheet arrangements.

Commitments and capital expenditures

We have entered into an agreement with a major paint manufacturer under which Truck Accessories, Morgan, Morgan Olson and Specialty Vehicle Group are committed to buying principally all of their automotive paint for five years ending October 2009.  We receive favorable pricing in return for the commitment and estimate that we will purchase approximately $4.8 million of paint products during 2009 under this agreement.  We sometimes commit to the purchase of aluminum based on expected levels of future production and at December 31, 2008 Morgan and Morgan Olson had a combined commitment of $3.0 million to buy aluminum through June 2009.  We did not have any material commitments to acquire new capital equipment as of December 31, 2008.

Certain cash contractual obligations of ours as of December 31, 2008 are summarized in the table below.

Obligations (Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
8.75% Notes, excluding interest	$199.2	$—	$—	$—	$199.2
Operating leases	36.1	9.5	13.1	8.0	5.5
Capital leases	6.5	2.3	3.4	0.8	—
Total	$241.8	$11.8	$16.5	$8.8	$204.7

The Company has recorded a long-term liability of approximately $2.8 million as of December 31, 2008 related to uncertain tax positions in accordance with FIN 48.  Given the uncertainty of these positions, the company has not reflected obligations in the above table.

Other matters

We are significantly leveraged and will continue to be significantly leveraged. We had $23.8 million and $18.3 million of stockholder’s equity at December 31, 2008 and 2007, respectively. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 16% of 2008 consolidated net sales and our top ten customers accounted for 44% of our 2008 consolidated net sales.

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

Historically, inflation has not materially affected our business; however, a rapid acceleration of material price inflation reduced our operating profit margins during 2005 and 2004.  We believe that we increased our selling prices to levels necessary to offset the raw material cost inflation that was experienced during both 2005 and 2004.  We implemented further price increases at Morgan, Truck Accessories and Specialty Manufacturing during 2006, 2007 and 2008 but cannot predict the impact, if any, of future raw material price increases on our profitability.  Recent economic conditions have resulted in declines in raw material prices but we cannot predict the effect that this will have on the selling price of our manufactured products.  Operating expenses, such as salaries and team member benefits, are subject to normal inflationary pressures.

During 2008, Poindexter Properties, LLC, which is wholly owned by Mr. Poindexter, purchased three real estate properties from Morgan for approximately $7.1 million in cash and is leasing the properties back to Morgan.  Morgan recognized a deferred gain of approximately $1.9 million in this transaction.  The transaction was financed by an independent lender and the properties were sold for prices determined by an independent appraisal.

During 2006, we paid $0.3 million in fees to Southwestern Holdings, Inc. (“Southwestern”), which is wholly owned by Mr. Poindexter, for services provided by Mr. Poindexter during 2006. Beginning in July 2006, Mr. Poindexter began receiving a salary from the Company.  Effective July 31, 2008, Mr. Poindexter ceased receiving a salary from the Company and we paid $0.2 million in fees to Southwestern Holdings for the services of Mr. Poindexter during 2008.

Southwestern was a named insured under the Company’s general liability and excess umbrella insurance policies during 2007 when Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its team members.  The lawsuit was settled during 2008 and Southwestern paid the amount of the self-insured reserve of $0.3 million.  Southwestern is no longer a named insured under the Company’s general liability policy effective July 1, 2007.  Any increased premiums under the Company’s umbrella policy incurred in the future by the Company by reason of the settlement will be reimbursed by Southwestern.

Recently issued accounting standards

The effect of recently issued accounting standards on the Company is addressed in Note 2 to the consolidated financial statements.

Item 7A.                 Quantitative and Qualitative Disclosure About Market Risks

We are subject to certain market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below.  See the notes to our consolidated financial statements elsewhere in this 10-K for a description of our accounting policies and other information related to these financial instruments.

Variable-rate debt.  From time to time, we borrow funds under our revolving credit facility. The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.  At December 31, 2008 and 2007, we had $0.4 million and $3.6 million of revolver borrowings outstanding, respectively.

Fixed-rate debt.  As of December 31, 2008, the Company had $199.2 million of 8.75% Notes outstanding, with an estimated fair value of approximately $92.5 million and $103.5 million based upon the traded value at December 31,

2008 and March 19, 2009, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $3.8 million as of December 31, 2008.

Foreign currency.  Morgan has a manufacturing plant in Canada that during 2008 generated sales of approximately $14.1 million for the year. The functional currency of Morgan’s Canadian operations is the Canadian dollar.  Specialty Manufacturing has a plant in Mexico; however, the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

Item  8.                   Financial Statements and Supplementary Data

J.B. Poindexter & Co., Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008	37
Financial Statements:
Consolidated Balance Sheets	38
Consolidated Statements of Operations	39
Consolidated Statements of Stockholder’s Equity	40
Consolidated Statements of Cash Flows	41
Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

South Bend, Indiana
March 31, 2009

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$36,251	$6,684
Accounts receivable, net	42,668	52,446
Inventories, net	68,071	79,443
Deferred income taxes	2,123	2,038
Income tax receivable	4,589	5,665
Prepaid expenses and other	2,715	2,430
Total current assets	156,417	148,706
Property, plant and equipment, net	73,699	80,125
Goodwill	35,550	35,317
Intangible assets, net	17,147	19,656
Deferred income taxes	—	252
Other assets	13,125	13,097
Total assets	$295,938	$297,153
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,574	$2,669
Borrowings under revolving credit facility	417	3,637
Accounts payable	26,825	31,925
Accrued compensation and benefits	8,718	8,841
Other accrued liabilities	18,731	18,373
Total current liabilities	57,265	65,445
Noncurrent liabilities
Long-term debt, less current portion	204,411	207,313
Deferred income taxes	2,869	—
Employee benefit obligations and other	7,605	6,126
Total noncurrent liabilities	214,885	213,439
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	(254)	1,017
Retained earnings (accumulated deficit)	4,556	(2,234)
Total stockholder’s equity	23,788	18,269
Total liabilities and stockholder’s equity	$295,938	$297,153

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years ended December 31,
	2008	2007	2006
Net sales	$706,409	$792,161	$795,379
Cost of sales	610,799	707,244	701,111
Gross profit	95,610	84,917	94,268
Selling, general and administrative expense	66,290	64,914	63,034
Closed and excess facility costs	788	166	2,678
Gain on repurchase of 8.75% Notes	(416)	—	—
Other income	(733)	(323)	(202)
Operating income	29,681	20,160	28,758
Interest expense	18,491	18,698	18,929
Interest income	(410)	(877)	(1,766)
Income from operations before income taxes	11,600	2,339	11,595
Income tax provision	4,810	3,124	3,370
Net income (loss)	$6,790	$(785)	$8,225

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

For the years ended December 31, 2008, 2007 and 2006	Shares of common stock	Common stock and paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
January 1, 2006	3,059	$19,486	$(9,825)	$(10)	$9,651
Cumulative effect adjustment,adoption of SAB No. 108, net of tax	—	—	372	—	372
Net income	—	—	8 ,225	—	8,225
Translation adjustment	—	—	—	86	86
Comprehensive income					8,311
December 31, 2006	3,059	19,486	(1,228)	76	18,334
Adjustment for adoption of FIN 48	—	—	(221)	—	(221)
Net loss	—	—	(785)	—	(785)
Translation adjustment	—	—	—	941	941
Comprehensive income					156
December 31, 2007	3,059	19,486	(2,234)	1,017	18,269
Net income	—	—	6,790	—	6,790
Translation adjustment	—	—	—	(1,271)	(1,271)
Comprehensive income					5,519
	3,059	$19,486	$4,556	$(254)	$23,788

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$6,790	$(785)	$8,225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,658	15,063	12,017
Amortization of debt issuance costs	691	791	761
Gain on redemption of 8.75% Notes	(416)	—	—
Closed and excess facility costs	—	—	1,161
Provision for excess and obsolete inventory	2,218	1,796	1,397
Provision for doubtful accounts receivable	1,181	64	333
Loss (gain) on sale of property, plant and equipment	199	(81)	(7)
Deferred income tax provision (benefit)	3,036	616	(434)
Impairment of intangible assets	300	—	—
Other	127	(178)	393
Change in assets and liabilities, net of the effect of business acquisitions and dispositions:
Accounts receivable	8,594	17,571	(13,092)
Inventories	9,179	7,635	(14,655)
Prepaid expenses and other	(93)	(533)	(103)
Accounts payable	(4,715)	(4,256)	1,412
Accrued income taxes	1,076	(4,414)	1,784
Other accrued liabilities	(355)	(2,520)	3,847
Net cash provided by operating activities	45,470	30,769	3,039
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(233)	(41,673)	(13,897)
Proceeds from disposition of business, property, plant and equipment	7,135	89	214
Purchase of property, plant and equipment	(14,719)	(14,312)	(13,874)
Proceeds from sale of short-term investments	—	—	15,266
Issuance of insurance collateral deposits	(736)	(348)	(659)
Other	—	455	—
Net cash used in investing activities	(8,553)	(55,789)	(12,950)
Cash flows from financing activities:
Net proceeds from revolving credit facility	(3,321)	3,637	—
Payments of long-term debt and capital leases	(2,758)	(2,177)	(1,583)
Net cash provided by (used in) financing activities	(6,079)	1,460	(1,583)
Effect of exchange rate on cash	(1,271)	940	(57)
Change in cash and cash equivalents	29,567	(22,620)	(11,551)
Cash and cash equivalents, beginning of year	6,684	29,304	40,855
Cash and cash equivalents, end of year	$36,251	$6,684	$29,304

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

1.             Organization & Business

J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries or business units (the “Subsidiaries” or “business units” and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

The Company acquired five businesses during the three years ended December 31, 2008 (see Note 4).

The Company’s operating segments are as follows:

Morgan Truck Body, LLC (“Morgan”) manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks).  Morgan’s operations include its Canadian subsidiary Morgan Canada (f/k/a Commercial Babcock, Inc.).  The truck bodies are attached to truck chassis provided by its customers.  Customers include truck rental and leasing companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood, hardwoods and lubricants acquired from a variety of sources.

Morgan Olson, LLC (“Morgan Olson”) manufactures step van bodies for parcel, food, newspaper, uniform, linen and other delivery applications. Step vans are specialized vehicles designed for multiple-stop applications and enable the driver of the truck to easily access the cargo area. Morgan Olson manufactures the complete truck body, including the fabrication of the body, the installation of windows, doors, the instrument panel, seating and wiring and finishing the truck with paint and decal application. The step van bodies are installed on truck chassis provided by Morgan Olson’s customers. The principal raw materials used by Morgan Olson include steel and aluminum and a variety of automotive components.

Truck Accessories Group, LLC (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories’ brands include Leer, Century, Raider, Pace Edwards, and State Wide Aluminum, which was acquired on March 17, 2006 (see Note 4).  The principal raw materials used by Truck Accessories are resin, fiberglass, paint, glass and manufactured components such as locks and gas struts.

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC Group”) and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  The Specialty Vehicle Group manufactures funeral coaches, limousines and specialty buses.  MIC Group acquired three companies during 2007. Effective April 30, August 23 and September 4, 2007, it acquired MIC Duncan (f/k/a Richard’s Manufacturing Co., Inc.), MIC Tarlton (f/k/a Tarlton Supply Company) and MIC Houston (f/k/a Machine and Manufacturing I, Inc.), respectively.  Effective December 31, 2008, these companies were merged into MIC Group.  MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries and other general industries. EFP molds, fabricates and markets expandable foam products used for packaging and thermal insulation by various industries. The principal raw materials used by Specialty Manufacturing are ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys, aluminum, expandable polystyrene, polypropylene, polyethylene and other resins.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Cash and Cash Equivalents.  Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term deposits and government agency and corporate obligations, are classified as cash and cash equivalents.  At December 31, 2008 and 2007 and periodically throughout the year, the Company has maintained deposits in financial institutions in excess of federally insured limits.

Revenue Recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification.  Amounts billed to customers related to shipping and handling are classified as revenue.  The costs associated with the shipping and handling revenue are included in cost of sales.

Accounts Receivable.  The Company sells to customers on terms customary in its industries and typically extends its customers 30-day payment terms.  Interest is charged on accounts receivable in cases where there is an economic reason for extended terms.  Discounts are allowed for early payment but only if economically justified based on the cost of capital.  Accounts receivable is stated net of an allowance for doubtful accounts of $1,740 and $1,182 at December 31, 2008 and 2007, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31 was:

	2008	2007	2006
Balance at the beginning of the year	$1,182	$1,547	$1,490
Provision for losses	1,181	64	333
Charge-offs	(576)	(301)	(340)
Recoveries	(47)	(128)	(3)
Acquisitions	—	—	67
Balance at the end of the year.	$1,740	$1,182	$1,547

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

Property, Plant and Equipment.  Property, plant and equipment, including property under capital leases, are stated at cost.  The cost of property under capital leases represents the present value of the future minimum lease payments at the inception of the lease.  Depreciation and amortization is computed by using the straight-line method over the estimated useful lives of the applicable assets or over the shorter of the lease term or the estimated useful life of leasehold improvements.  The cost of maintenance and repairs is charged to operating expense as incurred and the cost of major replacements and significant improvements is capitalized.

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years.  Amortization of debt issuance costs is included in interest expense.

Evaluation of Impairment of Long-Lived Assets.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  As indicated in Note 6, the Company recorded impairment charges in 2008 and 2006.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Warranty.  Morgan provides product warranties for periods of up to five years.  Morgan Olson provides a warranty period, which is one year or 12,000 miles for components, three years or 36,000 miles for paint, and five years or 50,000 miles for the van body structure.  Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure.  The Specialty Vehicle Group provides a warranty on its products for a period of 48 months or 50,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 36 months or 50,000 miles on the body and parts manufactured for bus bodies, and 48 months or 100,000 miles on the section of the body and parts manufactured for limousines.  The remaining operations of Specialty Manufacturing do not provide a warranty on their products.  A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims.  The Company had accrued warranty costs of $3,631 and $4,343 at December 31, 2008 and 2007, respectively.  The activity in the accrued warranty cost accounts for the years ended December 31 was:

	2008	2007	2006
Balance at the beginning of the year	$4,343	$4,185	$4,255
Provision for losses	1,739	3,002	4,362
Charge-offs	(2,451)	(2,844)	(4,545)
Acquisitions	—	—	113
Balance at the end of the year	3,631	4,343	4,185
Less: Short-term	1,246	2,089	1,795
Long-term	$2,385	$2,254	$2,390

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2008, 2007 and 2006, advertising expense was $3,324, $3,606 and $3,474, respectively, and R&D expense was $2,298, $3,476 and $3,495, respectively.

Income Taxes.  The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

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

Self-Insurance Risks.  The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and healthcare insurance.  The Company records an actuarially determined, fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends.  Changes in management’s assumptions may result in a different self-insurance reserve.

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

Comprehensive Income. Comprehensive income consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of foreign currency translation adjustments, which are also recognized as a separate component of equity.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (see Note 10), approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates. The fair value of the Company’s 8.75% Notes is determined under the provisions of SFAS No. 157, “Fair Value Measurements”.  The fair value hierarchy established with SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company’s 8.75% Notes are reported at fair value (see Note 10) utilizing Level 1 inputs.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates subject to change include the valuation of goodwill and other intangible assets, the allowances for doubtful accounts, shrinkage and excess and obsolete inventory, the valuation of deferred tax assets, and the allowances for self-insurance risks, warranty claims, and environmental claims.

Recent Accounting Pronouncements.  In July 2006, the Financial Accounting Standards Board (“FASB”) released Interpretation No. 48 Accounting for Uncertainty in Income Taxes.  The Company adopted this Interpretation on January 1, 2007 (see Note 13).

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The Company adopted the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of the financial statements for the year ended December 31, 2006.  As a result, the Company recorded a decrease in accrued liabilities and an increase in retained earnings in the amount of $372, net of tax of $159, as of January 1, 2006.  This adjustment resulted from the Company overstating liabilities for certain compensation agreements, which was deemed immaterial to the financial statements in each respective period.  This misstatement, decreasing net income in the year reported, originated as follows: 2005 — $81; 2004 — $81; and prior to 2004— $210.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements.  This standard is effective for fiscal years beginning after November 15, 2007; however, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 Effective Date of FASB Statement No. 157, which

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

delayed the effective date of this standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company adopted this standard during fiscal year 2008 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2, without any significant impact on the Company’s financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value that are not currently required to be measured at fair value and is effective for fiscal years beginning after November 15, 2007.  The Company adopted this standard during fiscal year 2008 with non-election of the fair value option available under SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The standard also requires transaction costs for a business combination be expensed as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 which improves the relevance, comparability and transparency of financial information provided in consolidated financial statements by establishing accounting and reporting standards for the non controlling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations and liquidity, and its related disclosures.

3.           Segment Data

The Company operates and manages its subsidiaries within the separate business segments described in Note 1.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

Net Sales	2008	2007	2006
Morgan	$233,893	$332,926	$379,434
Morgan Olson	104,437	110,291	100,361
Truck Accessories	131,871	155,564	159,310
Specialty Manufacturing	238,337	195,163	155,856
Eliminations	(2,129)	(1,783)	418
Net Sales	$706,409	$792,161	$795,379

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Operating Income	2008	2007	2006
Morgan	$3,953	$15,384	$21,576
Morgan Olson	5,415	(2,680)	2,778
Truck Accessories	2,403	3,196	3,524
Specialty Manufacturing	25,895	13,726	9,759
JBPCO (Corporate)	(7,985)	(9,466)	(8,879)
Operating Income	$29,681	$20,160	$28,758

Depreciation and Amortization Expense	2008	2007	2006
Morgan	$2,054	$2,506	$2,241
Morgan Olson	1,027	1,210	958
Truck Accessories	4,191	4,237	4,233
Specialty Manufacturing	10,281	7,028	4,547
JBPCO (Corporate)	105	82	38
Depreciation and Amortization Expense	$17,658	$15,063	$12,017

Total Assets as of December 31,	2008	2007
Morgan	$43,897	$60,146
Morgan Olson	23,752	27,865
Truck Accessories	62,230	69,059
Specialty Manufacturing	131,329	133,650
JBPCO (Corporate)	34,730	6,433
Identifiable Assets	$295,938	$297,153

Capital Expenditures	2008	2007	2006
Morgan	$735	$1,361	$1,764
Morgan Olson	799	958	328
Truck Accessories	3,070	5,044	3,569
Specialty Manufacturing	9,176	6,671	4,485
JBPCO (Corporate)	939	278	3,728
Capital Expenditures	$14,719	$14,312	$13,874

Morgan had two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 48%, 55% and 46% of Morgan’s net sales during 2008, 2007 and 2006, respectively.  Accounts receivable from these customers totaled $2,850 and $3,023 at December 31, 2008 and 2007, respectively.  Specialty Manufacturing has two customers in the international oilfield service industry that accounted for approximately 42%, 28% and 19% of Specialty Manufacturing’s net sales during 2008, 2007 and 2006, respectively.  Accounts receivable from these customers totaled $6,228 and $4,462 at December 31, 2008 and 2007, respectively.

Morgan Olson had one customer that accounted for approximately 44%, 37% and 38% of Morgan Olson’s net sales during 2008, 2007 and 2006, respectively.  Accounts receivable from this customer were $4,196 and $2,044 at

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

December 31, 2008 and 2007, respectively.  During 2007, Morgan Olson shipped $700 of step vans and spare parts to its Canadian customers and used Morgan’s Canadian operations as an intermediary in the transaction.  This practice was discontinued during 2008.

The Company, on a consolidated basis, had two customers that accounted for approximately 16%, 22% and 22% of total net sales during 2008, 2007 and 2006, respectively.  Accounts receivable from these customers totaled $2,850 and $3,023 at December 31, 2008 and 2007, respectively.  These were customers of Morgan.

The Company’s operations are located principally in the United States.  However, Morgan has operations located in Canada and Specialty Manufacturing has operations in Mexico.  Long-lived assets relating to these foreign operations were $9,580 and $11,664 at December 31, 2008 and 2007, respectively.  Consolidated net sales included $31,888, $29,706 and $29,610 in 2008, 2007 and 2006, respectively, of sales to customers outside the United States.

JBPCO (Corporate) operating expenses for all periods comprise the costs of the parent company office and personnel who provide strategic direction and support to the subsidiary companies.  JBPCO (Corporate) costs were $7,985, $9,466 and $8,879 for 2008, 2007 and 2006, respectively.

4.             Acquisitions

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
$6,457

During 2007, MIC Group acquired all of the common stock of Richard’s Manufacturing Co., Inc. (“MIC Duncan”), a precision machining business located in Duncan, Oklahoma, Tarlton Supply Company (“MIC Tarlton”), a precision machining and assembly business located in Brenham, Texas, and Machining and Manufacturing I, Inc. (“MIC Houston”), a precision machining business located in Houston, Texas. MIC Duncan, MIC Tarlton and MIC Houston were acquired on April 30, August 23 and September 4, 2007, respectively.  MIC Group continues to utilize the purchased assets in the same manner as prior to the acquisition and the operating results of the acquisitions have been included in the consolidated financial statements since the respective acquisition date.  MIC Duncan, MIC Tarlton and MIC Houston were accounted for as a purchase and the aggregate cash purchase prices were $12,635, $18,668 and $10,603, respectively.  During 2008, MIC Group paid the former owner of MIC Tarlton $233 (see Note 7) of additional purchase price related to taxes payable by the owner.

The following summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisitions:

	MIC Duncan	MIC Tarlton	MIC Houston
	April 30, 2007	August 23, 2007	September 4, 2007
Accounts receivable	$755	$2,793	$—
Inventories	1,305	8,394	3,457
Other current assets	226	66	—
Property, plant and equipment	3,397	6,502	4,431
Goodwill	3,843	1,567	326
Acquired intangibles	3,890	2,430	2,575
Current liabilities	(781)	(3,049)	(186)
Other long-term liabilities	—	(35)	—
	$12,635	$18,668	$10,603

The combined results of operations of the Company for the years ended December 31, 2008, 2007 and 2006 including Eagle Coach, State Wide, MIC Duncan, MIC Tarlton and MIC Houston as if acquired on the first day of the year of their acquisition and one immediately preceding year on an unaudited pro forma basis would be as follows:

	2008	2007	2006
Net sales	$706,409	$827,536	$849,924
Operating income	29,681	25,930	34,825
Net income	6,790	2,530	11,716

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars In Thousands)

5.                                      Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2008	2007
Raw materials	$33,081	$40,820
Work in process	24,553	26,661
Finished goods	10,437	11,962
Total inventories	$68,071	$79,443

Inventories are stated net of an allowance for excess and obsolete inventory of $3,166 and $1,707 at December 31, 2008 and 2007, respectively.  The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31 was:

	2008	2007	2006
Balance at the beginning of the year	$1,707	$1,919	$2,529
Provision for losses	2,218	1,796	1,397
Charge-offs	(759)	(1,748)	(2,049)
Recoveries	—	(260)	—
Acquisitions	—	—	42
Balance at the end of the year	$3,166	$1,707	$1,919

6.                                      Property, Plant and Equipment

Property, plant and equipment, as of December 31, 2008 and 2007, consisted of the following:

	Range of Useful Lives in Years	2008	2007
Land	—	$3,079	$4,877
Buildings and improvements	5-25	24,505	33,522
Machinery and equipment	3-10	134,231	125,421
Furniture and fixtures	2-10	15,235	15,763
Transportation equipment	2-10	5,958	5,828
Leasehold improvements	3-10	7,564	6,843
Construction in progress	—	6,432	5,660
		197,004	197,914
Accumulated depreciation and amortization		(123,305)	(117,789)
Property, plant and equipment, net		$73,699	$80,125

Machinery and equipment included approximately $13,628 and $13,899 of equipment at cost recorded under capital leases as of December 31, 2008 and 2007, respectively, and accumulated depreciation of approximately $5,516 and $3,976 at December 31, 2008 and 2007, respectively.

In 2008 and 2007, the Company capitalized $417 and $569, respectively, of interest costs incurred related to constructed assets in progress.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars In Thousands)

During 2008, the Company decided to combine two of its Truck Accessories manufacturing facilities located in Elkhart, Indiana, resulting in a write-down of the carrying value of the assets by $111.  The Company also decided to move production of one of its Specialty Manufacturing plants to another of its manufacturing facilities, resulting in a write-down of the carrying value of the assets by $677.

In the fourth quarter of 2006, the Company decided to close its remaining Truck Accessories’ Canadian operations, resulting in a write-down of the carrying value of the assets by $1,161.  A $2,678 charge has been recorded as closed and excess facility costs that included the write-down of assets and certain personnel-related costs.

Depreciation expense was $16,064, $13,899 and $11,201 and included $1,725, $1,374 and $1,044 for assets recorded under capital leases for the years ended December 31, 2008, 2007 and 2006, respectively.

7.                                      Goodwill, Intangibles and Other Assets

Goodwill represents the excess of costs over fair value of net assets of businesses acquired.  The Company paid a premium over the fair value of net tangible and identifiable intangible assets acquired for reasons such as the profitable expansion of its business, strategic fit, economies of scale and the value of an assembled workforce, among others.  Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite life are not amortized but instead tested for impairment at least annually.

The Company completed its annual impairment review effective October 1, 2008, 2007 and 2006, which indicated that there was a $300 impairment in the carrying value of Federal Coach’s trade name.  The fair value of our reporting units is based on various valuation methods, including acquisition multiples of earnings and discounted cash flow analysis, which were derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  During 2008, the Company determined that the carrying value of the trade names intangible asset was impaired and recorded an impairment charge of $300 for the year ended December 31, 2008.  At December 31, 2008, goodwill was $7,408, $14,884 and $13,258 for the Morgan, Truck Accessories and Specialty Manufacturing reporting units, respectively.

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

Effective April 30, 2007, the Company acquired all of the outstanding stock of MIC Duncan, a manufacturing services provider for companies operating in the oil and gas exploration and production industry. MIC Duncan operates as part of MIC Group which is part of the Specialty Manufacturing segment.  Goodwill of $3,843 and acquired intangibles of $3,890 were recorded at the time of purchase.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars In Thousands)

Effective August 23, 2007, the Company acquired all of the outstanding stock of MIC Tarlton, a manufacturing services provider for companies operating in the oil and gas exploration and production industry. MIC Tarlton operates as part of MIC Group which is part of the Specialty Manufacturing segment.  Goodwill of $1,334 (which was adjusted to $1,567 in 2008) and acquired intangibles of $2,430 were recorded at the time of purchase.

Effective September 4, 2007, the Company acquired all of the outstanding stock of MIC Houston, a manufacturing services provider for companies operating in the oil and gas exploration and production industry. MIC Houston operates as part of MIC Group which is part of the Specialty Manufacturing.  Goodwill of $326 and acquired intangibles of $2,575 were recorded at the time of purchase.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were:

	Morgan	Truck Accessories	Specialty Manufacturing	Total
Balance, December 31, 2006	$7,408	$14,884	$7,522	$29,814
Goodwill acquired during the year	—	—	5,503	5,503
Balance, December 31, 2007	7,408	14,884	13,025	35,317
Changes to goodwill during the year	—	—	233	233
Balance, December 31, 2008	$7,408	$14,884	$13,258	$35,550

Goodwill recognized in acquisitions (see Note 4) is expected to be deductible for income tax purposes.

Intangible assets (all acquired in connection with the acquisitions described in Note 4) and the related accumulated amortization as of December 31, 2008 and 2007 were:

		Cost
December 31, 2008:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:

Customer base	5-20	$1,522	$2,556	$10,400	$14,478	$2,383
Noncompete agreements	5	187	—	663	850	421
Supplier relationship	10	—	—	3,218	3,218	1,052
Patents	2	—	300	—	300	300
		1,709	2,856	14,281	18,846	4,156
Unamortizable intangible assets:
Trade names		961	616	880	2,457	—
Balance, December 31, 2008		$2,670	$3,472	$15,161	$21,303	$4,156

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars In Thousands)

		Cost
December 31, 2007:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:

Customer base	5-20	$1,883	$2,556	$10,400	$14,839	$1,571
Noncompete agreements	5	231	—	663	894	251
Supplier relationship	10	—	—	3,200	3,200	440
Patents	2	—	300	—	300	300
		2,114	2,856	14,263	19,233	2,562
Unamortizable intangible assets:
Trade names	—	1,189	616	1,180	2,985	—
Balance, December 31, 2007		$3,303	$3,472	$15,443	$22,218	$2,562

The amortization of intangible assets was $1,594, $1,164 and $816 for the years ended December 31, 2008, 2007 and 2006, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $1,688 — 2009, $1,624 — 2010, $1,565 — 2011, $1,377 — 2012 and $1,073 — 2013.

Other assets as of December 31, 2008 and 2007 consisted of the following:

		2008		2007
	Amortization Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Debt issuance costs	4-10	$3,495	$2,960	$2,804	$3,551
Insurance cash collateral deposit	—	—	7,277	—	6,527
Other	—	—	2,888	—	3,019
Total		$3,495	$13,125	$2,804	$13,097

The amortization of debt issuance costs was $691, $791 and $761 for the years ended December 31, 2008, 2007 and 2006, respectively.  Estimated amortization of debt issuance costs for each of the subsequent five years ending December 31 is $612 — 2009, $568 — 2010, $560 — 2011, $560 — 2012 and $560 — 2013.

The Company created a trust in favor of its insurance carrier to secure its liabilities under its self-insured, casualty insurance program including workers’ compensation insurance.  The liabilities were previously secured by an irrevocable standby letter of credit that was cancelled upon the initial deposit of $5,520 into the trust.  During the years ended December 31, 2008 and 2007, the Company contributed an additional $750 and $348, respectively, to the trust.

8.                                      Floor Plan Notes Payable

The Company has a floor plan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach and Eagle Coach.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of December 31, 2008 and 2007.  These obligations are reflected on the accompanying balance sheet as accounts payable, a current liability.

The total amount financed under these agreements was $1,395 and $3,286 as of December 31, 2008 and 2007, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars In Thousands)

90 days.  As of December 31, 2008 and 2007, the weighted average interest rate on all outstanding floor plan notes payable was 0.4% and 0.1%, respectively.  The average interest rate on the liabilities that bear interest was 4.9% and 9.52% at December 31, 2008 and 2007, respectively.

9.                                      Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Note offering discussed in Note 10, the Company entered into a revolving credit agreement (the “Revolving Credit Facility”) that expired March 15, 2008.  The Revolving Credit Facility automatically renews for a twelve-month period after March 15 of each year unless notice is provided at least 90 days prior to expiration by either party.  It was renewed for a twelve-month period ending March 15, 2010.  The Revolving Credit Facility currently provides for borrowings by the Company of up to $50,000 ($30,000 at December 31, 2007). The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $50,000 or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the subsidiaries and 2) up to $20,000 collateralized by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20,000.  The Company is entitled to borrow up to an additional $20,000 against fixed assets not to exceed the maximum amount of credit under the facility.  The availability of funds secured by the fixed assets will amortize to zero over the remaining term of the Revolving Credit Facility.  The Revolving Credit Facility includes a subfacility for up to $15,000 of letters of credit.

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 2.8% at December 31, 2008) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or its prime rate, which was 3.25% at December 31, 2008).  Interest is payable monthly including a fee of 0.375% on the portion of the $50,000 total commitment that remains unused during the period.  The Subsidiaries are also guarantors of the 8.75% Notes defined in Note 10.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale of assets, the ability of the Company to incur additional debt or pay dividends, and certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 should availability fall below $10,000.  At December 31, 2008, the Company was in compliance with all covenants of the Revolving Credit Facility. In the event that the Company’s borrowing availability is below $20,000, the Company’s cash balances will become restricted.

At December 31, 2008 and 2007, the Company had borrowings of $417 and $3,637, respectively, and $2,400 in standby letters of credit (see Note 16) at December 31, 2008, and had unused gross borrowing availability, based on eligible accounts receivable and inventory, in excess of the $50,000 borrowing limit under the Revolving Credit Facility.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars In Thousands)

10.                               Long-Term Debt and 8.75% Note Offering

Long-term debt as of December 31, 2008 and 2007 consisted of:

	2008	2007
8.75% Notes due 2014, plus unamortized premium of $1.3 million at December 31, 2008	$200,491	$201,536
Obligations under capital leases	6,494	8,446
Total long-term debt	206,985	209,982
Less current portion	2,574	2,669
Long-term debt, less current portion	$204,411	$207,313

On March 15, 2004, the Company completed a note offering of $125,000, 8.75% senior notes due in 2014 (the “8.75% Notes”) with interest payable semiannually.  On May 17, 2004 and January 21, 2005, the Company completed offers to sell an additional $30,000 and $45,000, respectively, of the 8.75% Notes.  The additional $30,000 of 8.75% Notes were issued at par and the $45,000 of 8.75% Notes were issued at a 5% premium.  The additional 8.75% Notes were issued on the same terms as the original issue.  Net proceeds from the additional offerings of approximately $46,400 increased the Company’s cash and short-term investments.  The 8.75% Notes mature on March 15, 2014 and bear interest at an annual rate of 8.75% payable each September 15 and March 15 to the holders of record on September 1 and March 1 immediately preceding the interest payment date.  On May 11, 2005, the Company completed an offer to exchange (“2005 Exchange Offer”) $200 million principal amount of its 8.75% Notes which had been registered under the Securities Act for any and all of its outstanding unregistered 8.75% Notes.

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

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2009, at a defined premium plus accrued and unpaid interest to the date of redemption.  On December 19, 2008, the Company purchased $800 of the 8.75% Notes on the open market, resulting in a gain of $416.

The 8.75% Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its Consolidated Coverage Ratio, as defined.  The Company may incur indebtedness if this ratio is greater than 2.0 to 1.0 and there is no other event of default, as defined.  At December 31, 2008, the Consolidated Coverage Ratio, as defined, was 2.6 to 1.0.

The Company estimates the fair value of the 8.75% Notes at December 31, 2008 and 2007 was approximately $95,000 and $167,500, respectively, based on their market values at those dates compared to a recorded amount of $200,491.

The Company’s obligation under capital leases is due in varying maturity dates through 2013.  The capital leases are secured by certain equipment with a net book value of approximately $8,112 and $9,190 at December 31, 2008 and 2007, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Maturities.  Aggregate principal payments on long-term debt based on scheduled maturities for the next five years and thereafter as of December 31, 2008 are as follows:

2009	$2,574
2010	2,044
2011	1,792
2012	1,048
2013	263
2014 and thereafter	199,264
$206,985

11.                               Operating Leases

The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options. The future minimum lease payments subsequent to December 31, 2008 are as follows:

2009	$9,542
2010	7,280
2011	5,843
2012	4,639
2013	3,311
2014 and thereafter	5,524
Total minimum lease payments	$36,139

Total rental expense included in continuing operations under all operating leases was approximately $9,711, $9,485 and $8,933 for the years ended December 31, 2008, 2007 and 2006, respectively.

12.                               Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Cash paid for interest	$18,371	$18,688	$18,070
Cash paid for income taxes, net of foreign refunds	508	6,875	2,022
Noncash investing and financing activities:
Capital lease obligations for machinery and equipment	438	4,635	4,051

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

13.                               Income Taxes

The income tax provision consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current:
Federal	$1,478	$970	$2,995
State	1,162	1,509	809
Foreign	(866)	29	—
	1,774	2,508	3,804
Deferred:
Federal	1,733	466	3,174
State	411	158	(1,739)
Foreign	892	(8)	(1,869)
	3,036	616	(434)
Income tax provision	$4,810	$3,124	$3,370

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$3,944	34%	$796	34%	$4,058	35%
Net impact of change in valuation allowance	(304)	(2)	827	35	—	—
Increase in state net operating loss carryforwards	—	—	—	—	(700)	(6)
Nondeductible expenses	127	1	201	9	336	3
State income taxes, net of federal income tax benefit	1,440	12	304	13	396	3
FIN 48 adjustment related to prior years	(211)	(2)	668	29	—	—
FIN 48 adjustment related to current year	111	1	219	9	—	—
Foreign income taxes, at rate different thanfederal rate	(93)	(1)	19	1	(167)	(1)
Other	(204)	(2)	90	4	(553)	(5)
Provision for income taxes and effective tax rates	$4,810	41%	$3,124	134%	$3,370	29%

The domestic and foreign components of income (loss) before income taxes were:

	2008	2007	2006
Domestic	$14,195	$4,374	$17,061
Foreign	(2,595)	(2,035)	(5,466)
Total	$11,600	$2,339	$11,595

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2008 and 2007 were:

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

	2008	2007
Current deferred tax asset:
Allowance for doubtful accounts	$437	$209
Employee benefit accruals and reserves	395	393
FIN No. 48 tax benefit	814	852
Other	477	584
Total current deferred tax asset	$2,123	$2,038

Long-term deferred tax asset:
Tax credit and state operating loss carryforwards	$6,135	$8,328
Warranty liabilities	1,316	1,498
Other	2,696	2,834
Valuation allowance	(3,977)	(4,581)
Total long-term deferred tax asset	$6,170	$8,079

Long-term deferred tax liabilities:
Depreciation and amortization	$(8,333)	$(6,598)
Intangible assets	(706)	(1,229)
Total long-term deferred tax liability	(9,039)	(7,827)
Net long-term deferred tax asset (liability)	(2,869)	252
Net deferred tax asset (liability)	$(746)	$2,290

The Company had alternative minimum tax credit carryforward deferred tax assets of approximately $800 at December 31, 2008 and 2007 for U.S. federal income tax purposes, which may be carried forward indefinitely.  The Company had capital loss carryforwards of approximately $0 and $3,600 at December 31, 2008 and December 31, 2007, respectively, for U.S. federal income tax purposes.  The Company utilized approximately $2,800 of the capital loss carryforwards to offset capital gains and approximately $800 of the capital loss carryforwards expired on December 31, 2008.  The utilization of this deferred tax asset carryforward of approximately $1,100 and the accompanying release of the valuation allowance resulted in a reduction of tax expense of approximately $1,100.  The remaining capital loss carryforward deferred tax asset of approximately $300 expired as of December 31, 2008 and was removed from the Company’s deferred tax assets along with the accompanying valuation allowance.

At December 31, 2008 and 2007, the Company had state tax net operating loss carryforwards of approximately $72,000 and $64,000, respectively, and recognized a deferred tax asset of approximately $3,900 and $3,700, respectively. The state net operating loss carryforwards expire at varying dates ranging from 1 to 20 years.  At December 31, 2008 and 2007, the Company had recorded a valuation allowance of approximately $2,500 against this deferred tax asset as it was uncertain as to whether it would be realized.  The Company had Canadian net operating losses of approximately $4,700 and $6,600 as of December 31, 2008 and 2007, respectively, and recognized a deferred tax asset of approximately $1,500 and $2,550, respectively.  At December 31, 2008 and 2007, the Company recorded a valuation allowance of approximately $1,500 and $700, respectively, against this deferred tax asset as it was uncertain as to whether it would be realized.  Canadian net operating losses of $4,343 were carried back to prior years and the remaining amounts will be carried forward for up to 20 years, with a significant majority being greater than 10 years.

As of December 31, 2008 and December 31, 2007, the Company had $2,802 and $2,940, respectively, of tax liabilities related to uncertain state income tax liabilities, or $1,988 and $2,088, respectively, net of a federal tax benefit of $814 and $852, respectively.  The tax liability includes $824 and $689 of interest and penalties at December 31, 2008 and 2007, respectively.  If these uncertain tax positions are favorably resolved, $1,988 would

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

reduce our income tax provision in future periods.  A reconciliation of the beginning and ending unrecognized tax liability is as follows:

Liability for Unrecognized Tax Benefits
Balance at December 31, 2006	$979
FIN No. 48 adjustment	658
Balance at January 1, 2007	1,637
Additions based on tax positions related to prior years	955
Additions based on tax positions related to current year	348
Balance at December 31, 2007	2,940
Releases related to prior years due to expiration of statutes, net of additions based on tax positions related to prior years	(311)
Additions based on tax positions related to current year	173
Balance at December 31, 2008	$2,802

We are subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2004.  Currently, we are under audit by Revenue Canada for tax years 2001 through 2004, the Internal Revenue Service for tax year 2006, and examination by the states of Wisconsin and Illinois.  The Company has provided for any known potential exposures for these examinations.

14.                               Common Stock

As of December 31, 2008 and 2007, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

15.                               Employee Benefit Plans

Employee Incentive Plans.  The Company has an Annual Management Incentive Plan for executives at the parent company and at each of the business units to provide for the earning of annual bonuses based upon the attainment of performance-based goals. Eligible participants are entitled to receive a bonus if the business unit (or the Company) attain at least 80% of the operating income target.  Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives including working capital performance objectives. The Company incurred expenses related to this plan totaling $3,877, $2,378 and $3,125 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has a Long-Term Performance Plan (“LTPP”) designed to align the interests and the Company’s long-term financial performance goals with the most senior executives in the Company.  Each element of the LTPP has a three-year duration and awards are paid only at the end of the three-year cycle, depending upon performance versus established budgeted financial goals.  The Company incurred expenses related to this plan totaling $733, $136 and $173 for the years ended December 31, 2008, 2007 and 2006, respectively.

JBPCO 401(k) Defined Contribution Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 100% of gross compensation and provides for Company matching contributions up to 1% of the first 5% or 3% of the first 6% depending on the profitability of the business unit, of gross pay as well as the opportunity for an annual discretionary contribution.  The Company

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

decreased the matching percentage to 1% of the first 5% from 3% of the first 6%, for certain business units, during 2008.  The Company has not made discretionary contributions.  Vesting in the Company matching contribution is 20% per year over the first five years.  The Company incurred related employer matching contribution and administrative expenses of $1,702, $2,009 and $1,634 during the years ended December 31, 2008, 2007 and 2006, respectively.

Defined Benefit Plan. Truck Accessories assumed future sponsorship of a defined benefit plan (the “Plan”) covering hourly employees at its Gem Top division that was sold with all the employees terminated effective February 28, 2003.  The Plan was frozen effective March 31, 1996 and at December 31, 2008 the Plan was underfunded by approximately $160 compared to being overfunded by approximately $33 in 2007.  The Company’s funding policy for the Plan is to make the minimum annual contributions required by applicable regulations.  Minimum contributions for the 2008 plan year totaled $43.

The Plan has invested its assets through a group annuity contract with an insurance company.  The targeted composition is set by the Company and is reallocated periodically.  The long-term portfolio is chosen based on the duration of the Plan’s individual population and is set toward funding for benefits payable in the future.  The fair value of the Plan’s assets was $307 and $461 as of December 31, 2008 and 2007, respectively.  The pension expense (benefit) recognized was $(4), $5 and $23 for the years ended December 31, 2008, 2007 and 2006, respectively.  Based on the immateriality of the Plan, management does not believe expanded disclosure is necessary.

16.                               Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations and cash flows of the Company.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at December 31, 2008, primarily securing the Company’s insurance programs.  The Company holds funds in a trust for the benefit of its casualty insurance carrier of $7,277 to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

The Company has a five-year agreement that expires October 1, 2009 with a key supplier, whereby it exclusively purchases inventory from this supplier in return for favorable pricing.  The Company estimates that it will purchase approximately $4.7 million from this supplier in 2009.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreements generally provide that the Company is restricted to producing certain conversions or up-fittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories included in interest expense in the consolidated statements of income totaled $27, $49 and $76 for the years ended December 31, 2008, 2007 and 2006, respectively.  Total consigned chassis inventory was $930 and $1,433 at December 31, 2008 and 2007, respectively.

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

In February 2009, Morgan Olson voluntarily reported to the Environmental Protection Agency (“USEPA”) potential non-compliance with reporting requirements applicable to certain chemicals under the federal Emergency Planning and Community Right-to-know Act (“EPCRA”).  In March 2009, Morgan Olson filed with the USEPA additional EPCRA reports for some chemicals and modified EPCRA reports for other chemicals for calendar year 2004 through 2007.  The Company is unable to estimate the financial impact of the non-compliance.

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had allegedly failed to provide certain reports related to its air permit and committed certain other permit violations.  Morgan Olson disagreed with MDEQ’s interpretation of the required reports and could not reach agreement with MDEQ to settle these alleged violations.  MDEQ referred the matter to the USEPA.  The USEPA completed its review and determined that there were four alleged violations.  The Company is not contesting the findings and has agreed to settle the matter for a penalty of $65.

In July 2005, Morgan notified the USEPA that it was investigating its compliance with the filing requirements of Section 313 of the EPCRA, and regulations promulgated thereunder. All necessary reports were completed and filed with the USEPA by August 31, 2005.  A letter from the USEPA requesting additional information was received in December 2006 and a response submitted. Action by the USEPA is probable and the financial impact of such enforcement action, if any, cannot be estimated but could be material.

17.                               Related-Party Transactions

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  The services agreement was suspended effective June 30, 2006 when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008 when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  The Company pays Southwestern a base fee of approximately $45 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company paid Southwestern $222, $0 and $346 during 2008, 2007 and 2006, respectively, for all these services.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Southwestern was a named insured under the Company’s general liability and excess umbrella insurance policies during 2007 when Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its team members.  The lawsuit was settled during 2008 and Southwestern paid the amount of the self-insured reserve of $250.  Southwestern is no longer a named insured under the Company’s general liability policy effective July 1, 2007.  Any increased premiums under the Company’s umbrella policy incurred in the future by the Company by reason of the settlement will be reimbursed by Southwestern.

Effective December 12, 2008, Morgan sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135.  Morgan realized a gain on the sale of $1,854 that has been deferred and included in other current and noncurrent liabilities in the accompanying consolidated balance sheet and will be recognized as income over the term of the leases.  Morgan paid rent of $51 for the use of the properties for the period December 12, 2008 through the end of the year.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

18.                               Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13-week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$184,236	$208,235	$167,178	$146,760
Cost of sales	164,306	178,946	142,286	125,261
Gross profit	19,930	29,289	24,892	21,499
Selling, general and administrative expenses	15,827	16,187	17,720	16,556
Closed and excess facility costs	—	—	—	788
Gain on redemption of 8.75% Notes	—	—	—	(416)
Other expense (income)	168	(342)	(454)	(105)
Operating income	3,935	13,444	7,626	4,676
Interest expense, net	4,565	4,623	4,118	4,775
Income tax provision (benefit)	188	3,498	1,371	(247)
Net income (loss)	$(818)	$5,323	$2,137	$148
Depreciation and amortization	$4,489	$4,550	$4,323	$4,296
Amortization of debt issuance costs	$196	$146	$165	$184

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$213,154	$229,743	$179,855	$169,409
Cost of sales	188,339	200,568	164,801	153,536
Gross profit	24,815	29,175	15,054	15,873
Selling, general and administrative expenses	16,629	15,627	15,630	17,028
Closed and excess facility costs	200	—	—	(34)
Other expense (income)	—	—	(244)	(79)
Operating income (loss)	7,986	13,548	(332)	(1,042)
Interest expense, net	4,519	3,912	4,938	4,452
Income tax provision (benefit)	1,779	4,752	(2,360)	(1,047)
Net income (loss)	$1,688	$4,884	$(2,910)	$(4,447)
Depreciation and amortization	$3,194	$3,442	$3,756	$4,671
Amortization of debt issuance costs	$199	$197	$198	$197

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

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures required remedial action as of December 31, 2007. Management believes that remedial action as outlined in Management’s Report on Internal Control Over Financial Reporting has satisfactorily addressed all matters identified as weaknesses as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management identified no material weaknesses in the Company’s internal controls as of December 31, 2008.

As a result of management’s assessment of internal controls over financial reporting during 2007, the following material weaknesses in internal controls were identified:

•                  The financial statements as of December 31, 2006 and for the year then ended were restated due to an error in the accounting for inventory.  The error was related to a failure to perform an adequate reconciliation of inventory records as a result of a combination of inadequate procedures and inventory tracking systems.  This represented a material weakness in the internal controls over the financial reporting of inventory as of December 31, 2006 and March 31, 2007.  Management believes that these weaknesses have been corrected through the implementation of a new information system and improved procedures.

•                  The timely oversight over the financial reporting of the business units and the work outsourced to third parties needs to be improved.  Specifically, more timely oversight may have prevented an adjustment to record an additional FIN No. 48 provision for uncertain state income tax positions in the fourth quarter of 2007 and should enable more timely reporting of financial results.  Improvements, including the addition of corporate and business unit personnel, continue to be evaluated and implemented by management.

We believe that actions taken to date which include the hiring of additional business unit financial personnel and the additional experience gained by our corporate office financial reporting personnel have resulted in improved controls over financial reporting.  We believe that our controls have improved sufficiently such that we do not continue to have material weaknesses over our financial reporting processes and we have reported in section 9a of this annual report on Form 10K that we identified no material weaknesses in the Company’s internal controls.  We may need to make additional improvements if and when our business operations expand in size and complexity.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

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

Name	Age	Position
John B. Poindexter	64	Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee	61	Director
William J. Bowen	87	Director
Robert S. Whatley	57	Vice President Finance, Secretary and Treasurer
Larry T. Wolfe	60	Vice President Administration and Assistant Secretary

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

William J. Bowen has served as Director since 1988.  Mr. Bowen retired in 1992 as Chairman of the Board of Transco Energy Company, a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco Energy from 1974 until his retirement from that position in 1987. Mr. Bowen serves on the Company’s Audit Committee.

Robert S. Whatley has served as Vice President since June 1994. He is a Certified Public Accountant and a member of the Institute of Chartered Accountants in England and Wales.

Larry T. Wolfe has served as Vice President of Administration since May 1995. He previously served as Vice President of Human Resources and Administrative Services for Transco Energy Company.

Audit Committee

The Audit Committee is a standing committee of the Board of Directors. The primary purpose of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls; (2) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditors’ qualifications, independence and performance; and (3) the compliance by the Company with legal and regulatory requirements, including disclosure controls and procedures. The Committee also reviews the Company’s critical accounting policies, annual and quarterly reports on Form 10-K and Form 10-Q, and earnings releases before they are published. The Committee has sole authority to engage, evaluate and replace the independent auditor. The Committee also has the authority to retain special legal, accounting and other consultants it deems necessary in the performance of its duties. The Committee meets regularly with our management and independent auditors to discuss internal controls and financial reporting process and also meets regularly with the independent auditor in private.

The current members of the Audit Committee are Messrs. Magee (chairman) and Bowen. Since the Company is not a publicly traded company on a listed exchange, the Board of Directors has not designated a member of the Audit Committee as an “audit committee financial expert” who is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Other significant persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary or division thereof and is an important contributor to operations:

Name	Age	Position
Nelson Byman	62	President of MIC Group
Jim Donohue	52	President of Truck Accessories
Bill Flint, Jr.	59	President of EFP
Norbert Markert	48	President of Morgan Truck Body
Michael Ownbey	54	President of Morgan Olson

Nelson Byman became President of MIC Group in June 1998. Previously, Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield-related equipment.

Jim Donohue was named President of Truck Accessories effective July 7, 2008. Previously, Mr. Donohue spent nine years in general management positions with Unison Engine and Smiths Aerospace following a nineteen year career with SKF Group.

Bill Flint, Jr. was named President of EFP on October 6, 2003. Previously, Mr. Flint was President and Chief Operating Officer of Flambeau Corporation, a plastics manufacturing company.

Norbert Markert became President and Chief Operating Officer of Morgan in November 2005.  Previously, he served two years as President of Autoliv of North America after having been President of Pilkington Automotive North America for four years.

Michael Ownbey became President of Morgan Olson on December 10, 2007.  Prior to joining Morgan Olson, Mr. Ownbey was Vice President of Operations for Honda Motor Company’s largest subsidiary in North America, Yachiyo Manufacturing of Alabama, LLC.

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

Compensation Practices and Objectives

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

2008 Executive Compensation Components

For the fiscal year ended December 31, 2008, the principal components of compensation for named executive officers were:

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

Performance-Based Annual Incentive Plan

The Annual Management Incentive Plan (the “Annual Plan”) was established in the mid-1990s to provide an annual incentive opportunity to executives throughout the Company.  The purpose of the Annual Plan is to align the interests of the executives with the financial performance at either their business unit or the parent.  At the beginning of each calendar year, the Chairman reviews and approves each participant’s eligibility in the Annual Plan and incentive target which is expressed as a percent of base salary earnings for the year.

Participants in the Annual Plan at the parent level have their performance measured by the consolidated earnings performance of the Company in relationship to the earnings budget established at the beginning of each calendar year.  Participants in the Annual Plan at the business unit level have their performance measured by a combination of their business unit’s performance to an established earnings budget and the management of working capital targets.  Performance to the earnings budget accounts for 75% to 80% of the incentive award and the management of working capital accounts for 20% to 25%.  However, if the earnings budget is not achieved at least at the threshold level, no incentive awards are paid.

The threshold level is set at 80% of budgeted earnings.  Once the annual audit is complete and the earnings performance verified at both the parent and business unit level by the Company’s outside auditors, the percent of performance to budget is established.  If the performance exceeds 80%, that number is squared to determine what percent of a participant’s award is paid. (Example:  If 90% earnings performance is achieved, then 90% x 90% = 81%

of a participant’s incentive target award is paid.)  The Annual Plan maximum payout is achieved when the earning’s performance is 130% of budgeted earnings and 169% of a participant’s incentive target.

In any calendar year where performance falls below the threshold performance level, the Committee may make modest discretionary awards to certain Annual Plan participants to reward exceptional individual contributions.

In 2008, the income thresholds under the Annual Plan were reduced to offset negative industry trends that were not anticipated when the grants under the Annual Plan were established, resulting in greater awards under the Annual Plan than would have been the case if those adjustments had not been made.

Long-Term Performance Plan

The Long-Term Performance Plan (“LTPP”) was established in 1999 and was designed to align the interests and performance goals of the most senior executives in the Company with the long-term financial performance of the Company.  Each element of the LTPP has a three-year duration and awards are paid only at the end of the three-year cycle, depending upon consolidated financial performance versus established budgets.

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

For any calendar year that the Company’s performance fails to reach at least the 80% threshold level, an 80% achievement factor is used for that year.  The Chairman has the authority to modify a participant’s award, once the Company’s performance has become known for the three-year cycle, between 80% to 200% of the calculated award, to recognize a participant’s individual performance and contribution.  The Board has the authority to amend, modify or cancel the Plan at any time.

Nonqualified Deferred Compensation Plan

The Company sponsors a nonqualified deferred compensation plan that allows eligible employees to elect to tax defer any portion of their annual compensation.  There is no Company match and deferred amounts are invested in funds managed by an independent investment company.  The funds earn market rates of return and are subject to normal market risk.  The funds are not subject to a trust arrangement and therefore may not be available in the future to pay the liability to the employee.  Deferred amounts are eligible to be distributed to participants after their separation from the Company.

401(k) Plan

The Company sponsors a 401(k) savings plan that allows participating employees to contribute a portion of their gross compensation up to 100% and provides for Company matching contributions up to 3.0% of the first 6.0% or 1% of the first 5% of gross compensation, depending on the financial performance of the business unit, as well as the opportunity for an annual discretionary contribution.  The Company has not made a discretionary contribution to date.  Vesting in the Company’s matching contribution is 20% per year over the first five years of employment.

Perquisites and Other Personal Benefits

The Company does not provide any form of perquisite, executive benefit program or personal benefits to any of the named executives or any other senior management member at the parent or business unit level.

Compensation Committee Interlocks and Insider Participation

The members of the Committee are Messrs. Poindexter, Magee, Wolfe and Whatley.  Messrs. Wolfe and Whatley are officers and employees of the Company.  See Item 13. Certain Relationships and Related Transactions, and Director Independence, for a description of certain transactions between the Company and Messrs. Poindexter and Magee.

COMMITTEE REPORT

The Committee of the Company has reviewed and discussed this Compensation Discussion and Analysis and, based on such review and discussion, the Committee recommended to the Board that this Compensation Discussion and Analysis be included in this 10-K.

The Committee

John Poindexter - Chairman, President & CEO

Stephen Magee - Member, Board of Directors

Larry Wolfe - Vice President of Administration and Assistant Secretary

Robert Whatley - Vice President Finance, Secretary and Treasurer

The following table sets forth certain information regarding the compensation paid to the Company’s Principal Executive Officer, the Company’s Principal Financial Officer, the Company’s three most highly compensated executive officers (including executive officers of the Company’s business units) other than the Principal Executive Officer and Principal Financial Officer for each of the last three completed fiscal years (collectively, the “named officers”).

Summary Compensation Table

Name and principal position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John B. Poindexter(a)	2008	$340,984	—	$6,900	$340,984
Principal Executive Officer	2007	$593,016	—	$6,750	$600,516
	2006	$296,508	—	$352,200	$648,708

Robert Whatley(b)	2008	$230,844	$65,000	$10,452	$306,386
Principal Financial Officer	2007	$220,377	$48,000	$6,750	$272,877
	2006	$201,500	$63,362	$6,100	$270,962

Norbert Markert(c)	2008	$359,298	$340,662	$204,772	$904,732
President, Morgan	2007	$337,012	$132,184	$164,086	$633,282
	2006	$326,848	$136,975	$7,500	$471,323

Nelson Byman(d)	2008	$289,116	$344,453	$6,900	$640,469
President, Specialty Manufacturing	2007	$248,654	$216,015	$40,525	$505,193
	2006	$229,901	$155,535	$7,500	$392,936

Mike Ownbey(e)	2008	$234,428	$210,000	$50,312	$494,740
President, Morgan Olson

Larry Wolfe(f)	2007	$270,000	$155,000	$6,750	$431,434
Vice President of Administration	2006	$240,866	$104,167	$6,600	$351,633

(a) Mr. Poindexter received a salary from the Company for July 2006 until July 31, 2008. He does not receive a bonus and does not participate in either the Annual Plan or LTPP. Through June 2006, Mr. Poindexter was compensated through a Management Services Agreement between Southwestern Holdings, Inc. and the Company. (Southwestern Holdings, Inc. is owned by Mr. Poindexter.) For all services, the Company paid Southwestern Holdings, Inc. $222,380 in 2008 and $346,000 in 2006. The Company matched $6,750 and $6,200 of Mr. Poindexter’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.

(b) Mr. Whatley was paid $65,000 pursuant to the Annual Plan that was accrued in 2008 but paid in 2009. Mr. Whatley does not participate in the LTPP. The Company matched $10,542, $6,750 and $6,100 of Mr. Whatley’s contributions to the Company’s 401(k) Plan in 2008, 2007 and 2006, respectively.

(c) Mr. Markert was paid $143,719 pursuant to the Annual Plan that was accrued in 2008 but paid in 2009 and received a payment of $196,943 under the LTPP. The Company matched $7,301, $8,081 and $7,500 of Mr. Markert’s contributions to the Company’s 401(k) Plan in 2008, 2007 and 2006, respectively.  The Company reimbursed Mr. Markert $187,471 for interest paid on his unsold private residence and closing costs.

(d) Mr. Byman was paid $204,953 pursuant to the Annual Plan that was accrued in 2008 but paid in 2009 and received a payment of $139,500 under the LTPP. The Company matched $6,900, $6,750 and $7,500 of Mr. Byman’s contributions to the Company’s 401(k) Plan in 2008, 2007 and 2006, respectively.

(e) Mr. Ownbey was paid $210,000 pursuant to the Annual Plan that was accrued in 2008 but paid in 2009.  Mr. Ownbey did not receive a payment under the LTPP in 2008.  Mr. Ownbey did not participate in the Company’s 401(k) Plan in 2008 and 2007.

(f) Mr. Wolfe was paid $155,000 pursuant to the Annual Plan that was accrued in 2007 but paid in 2008 and received no payment under the LTPP. The Company matched $6,750 and $6,600 of Mr. Wolfe’s contributions to the Company’s 401(k) Plan in 2007 and 2006, respectively.

Estimated Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Plan	Threshold	Target	Maximum
John B. Poindexter(a)	—	—	—	—	—

Robert Whatley(b)	January 1, 2009	Annual Plan	$51,709	$80,795	$136,544

Norbert Markert(c)	January 1, 2009	Annual Plan	$114,975	$179,649	$303,607
	January 1, 2009	LTPP	$52,572	$262,860	$525,720

Nelson Byman(d)	January 1, 2009	Annual Plan	$92,517	$144,558	$244,303
	January 1, 2009	LTPP	$46,500	$232,500	$465,000

Larry Wolfe(e)	January 1, 2009	Annual Plan	$66,080	$103,250	$174,493
	January 1, 2009	LTPP	$38,350	$191,750	$383,500

(a) Mr. Poindexter is not eligible to participate in either the Annual Plan or the LTPP.

(b) Mr. Whatley was granted an award under the Annual Plan with an earnings target of $46.5 million for the Company for 2008. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if the Company reached 130% of that target. Mr. Whatley does not participate in the LTPP.

(c) Mr. Markert was granted an award under the Annual Plan with an earnings target of $11.9 million for Morgan for 2008. He was eligible for the threshold amount if Morgan reached 80% of that target and for the maximum amount if Morgan reached 130% of that target. During 2009, Mr. Markert received $196,943 under the LTPP for the three years ended December 31, 2008.  During 2008, Mr. Markert was given a performance target under the LTPP that makes him eligible for an award beginning in 2009.  The adjusted PBT earnings target for 2008 was $11.8 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(d) Mr. Byman was granted an award under the Annual Plan with an earnings target of $24.7 million for MIC Group for 2008. He was eligible for the threshold amount if MIC Group reached 80% of that target and for the maximum amount if MIC Group reached 130% of that target.  During 2009, Mr. Byman received $139,508 under the LTPP for the three years ended December 31, 2008.  During 2008, Mr. Byman was given a performance target under the LTPP that makes him eligible for an award beginning in 2009 at the same threshold and maximum percentages.  The adjusted PBT earnings target for 2008 was $11.8 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(e) Mr. Wolfe was granted an award under the Annual Plan with an earnings target of $46.5 million for the Company for 2008. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if it reached 130% of that target. During 2008, Mr. Wolfe received $92,040 under the LTTP plan for the three years ended December 31, 2008.  During 2008, Mr. Wolfe was given a performance target under the LTTP that makes him eligible for an award beginning in 2009.  The adjusted PBT earnings target for 2008 was $11.8 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

Nonqualified Deferred Compensation

Mr. Byman and Mr. Wolfe were the only two named executives to elect to defer a portion of their annual compensation under the Nonqualified Deferred Compensation Plan.  The balance of Mr. Byman’s account at

December 31, 2008 and 2007 was $199,940 and $236,848, respectively.  The balance of Mr. Wolfe’s account at December 31, 2008 and 2007 was $78,007 and $169,101, respectively.

Director’s Compensation

Directors who are officers or employees do not receive fees for serving as directors. The Company pays $20,000 per year as director’s fees to each outside director. Additionally, Mr. Magee receives $8,000 per year as Chairman of the Audit Committee of the Board of Directors.

Name	Fees Earned or Paid in Cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William J. Bowen	$20,000	—	—	$20,000

Stephen Magee(a)	$28,000	—	$228,000	$256,000

(a) Mr. Magee is not an employee of the Company and the amount in the All Other Compensation column represents payments made to him as an independent contractor on a variety of consulting assignments.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2008. No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Of the Company’s three directors, only Mr. Bowen is independent under NASDAQ’s independence standards. Mr. Magee is chairman of the audit committee and is not independent under the standards applicable to audit committee members by the SEC or NASDAQ.

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc., (“Southwestern”) which is owned by Mr. Poindexter and of which Mr. Magee, one of the Company’s directors, serves as President.  The Management Services Agreement was suspended effective June 30, 2006 when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008 when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provided services to the Company, including those of Mr. Poindexter. The Company paid to Southwestern approximately $46,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern or raise the annual increases above normal adjustments subject to certain limitations. For all services, the Company paid Southwestern $346,000 in 2006, $0 in 2007 and $222,380 in 2008. In addition to the consulting fee, Mr. Poindexter is covered under the Company’s employee medical and dental insurance plans, he participates in the 401(k) plan and is reimbursed for travel and other miscellaneous expenses.

Southwestern was a named insured under the Company’s general liability and excess umbrella insurance policies during 2007 when Southwestern became the defendant in a suit for damages resulting from a vehicle accident not involving the Company’s assets or any of its team members.  The lawsuit was settled during 2008 and Southwestern paid the amount of the self-insured reserve of $250,000.  Southwestern is no longer a named insured under the Company’s general liability policy effective July 1, 2007.  Any increased premiums under the Company’s umbrella policy incurred in the future by the Company by reason of the settlement will be reimbursed by Southwestern.

Effective December 12, 2008, one of the Company’s subsidiaries sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135,000.  The Company subsidiary paid rent of $51,000 to Poindexter Properties, LLC for the use of the properties for the period December 12, 2008 through the end of the year.

Mr. Magee provided the Company consulting services in 2006, 2007 and 2008. The Company paid $99,629, $235,600 and $228,000 in 2006, 2007 and 2008, respectively, for director’s fees and for consulting services.  In addition, the Company reimbursed Mr. Magee for related business expenses.

The Company does not have an established procedure for the review, approval or ratification of related-party transactions. Prior to entering into any such transaction, however, the executive officers of the Company determine whether the transaction is permitted by the terms of the Company’s 8.75% Notes indenture, the credit facility agreement and other relevant contractual obligations.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the fees billed to us by our independent auditors, Crowe Horwath, LLP (“CH”):

	2008	2007	2006
Audit Fees	$326,930	$350,000	$296,500
Audit-related Fees	—	51,875	8,000
Tax Fees	—	—	—
Other Fees	—	208,225	—
Total Fees	$326,930	$610,100	$304,500

Audit Fees.

Audit fees are the charges billed by CH during the year in connection with the conclusion of the prior year audit and the current year audit of our consolidated financial statements as well as reviews of our quarterly reports on Form 10-Q.

Audit-related fees are the charges billed by CH for assurance and related services, including accounting advice related to the restatement of the Company’s 2006 consolidated financial statements and other matters.

Other fees were comprised mainly of assistance with due diligence conducted on the Company’s acquisitions during the year.

These fees were preapproved by the Audit Committee under the procedures described below.

Preapproval Procedures

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

•                                          The Company’s management must obtain the specific prior approval of the Company’s Audit Committee for each engagement of the independent auditors to perform any auditing or permitted non-audit services; provided however, that specific prior approval by the Company’s Audit Committee is not required for any auditing services that are within the scope of a preapproved engagement and that are consistent with other services provided by the auditor in the past; and provided further that specific prior approval is not required for permitted non-audit services that:

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

Part IV

Item 15.   Exhibits and Financial Statement Schedules

1.             Financial Statements:

The following financial statements are included within the text of this report:

Financial Statement

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholder’s Equity for the years endedDecember 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.             Financial Statement Schedules:

Valuation and Qualifying Accounts disclosures have been incorporated in the Notes to Consolidated Financial Statements.

3.             Exhibits

The following exhibits are included with this report:

Exhibit Number		Description

3.1	(1)	Second Restated Certificate of Incorporation of J.B. Poindexter & Co., Inc. dated January 21, 1994.

3.2	(2)	Certificate of First Amendment to the Second Restated Certificate of Incorporation of J.B. Poindexter & Co., Inc. dated December 29, 1994.

3.3	(2)	Amended and Restated Bylaws of J.B. Poindexter & Co., Inc. dated July 29, 1994

4.1	(4)

Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.2	(5)	Form of 8.75% Senior Note due 2014.

4.3	(5)	Form of Senior Note Guarantee of 8.75% Senior Notes due 2014.

4.4	(5)

First Supplemental Indenture dated December 14, 2004, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.5	(4)	Registration Rights Agreement dated March 15, 2004, among J.B. Poindexter & Co., Inc., certain guarantors listed therein, J.P. Morgan Securities Inc. and certain initial purchasers listed therein.

4.6	(5)	Registration Rights Agreement dated May 17, 2004, among J.B. Poindexter & Co., Inc., certain guarantors listed therein and J.P. Morgan Securities Inc.

4.7	(5)	Registration Rights Agreement dated January 27, 2005, among J.B. Poindexter & Co., Inc., certain guarantors listed therein and J.P. Morgan Securities Inc.

4.8	(7)

Second Supplemental Indenture dated June 10, 2005, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.9	(8)

Third Supplemental Indenture dated January 9, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.10	(8)

Fourth Supplemental Indenture dated April 17, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.11	(9)

Fifth Supplemental Indenture dated September 30, 2006, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.12	(10)

Sixth Supplemental Indenture dated September 4, 2007, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

4.13	*

Seventh Supplemental Indenture dated December 31, 2008, to the Indenture dated as of March 15, 2004, with respect to J.B. Poindexter & Co., Inc.’s 8.75% Senior Notes due 2014, among J.B. Poindexter & Co., Inc., the subsidiary guarantors named therein and Wilmington Trust Company, as trustee.

10.1	(4)

Loan and Security Agreement dated March 15, 2004, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.2	(4)

First Amendment to Loan and Security Agreement dated May 13, 2004, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.3	(5)

Limited Consent and Second Amendment to Loan and Security Agreement dated November 3, 2004, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.4	(5)

Third Amendment to Loan and Security Agreement dated January 20, 2005, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.5	(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6	(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Truck Accessories Group, Inc.

10.7	(1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

10.8	(1)	Morgan Trailer Mfg. Co. Long-Term Management Equity Appreciation Program dated May 10, 1990.

10.9	(5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

10.10	(3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

10.11	(6)

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

10.13	(10)

10.13 Limited Consent, Joinder and Fifth Omnibus Amendment dated April 30, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.14	(10)

Limited Consent, Joinder and Sixth Omnibus Amendment dated August 22, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.15	(10)

Limited Consent, Joinder and Seventh Omnibus Amendment dated September 4, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.16	*

Limited Consent, Joinder and Eight Omnibus Amendment dated October 7, 2008, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

12	*	Computation of Ratio of Earnings to Fixed Charges

14	(9)	Code of Ethics

21	*	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1	*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2	*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1	*	Section 1350 Certificate of the Chief Executive Officer

32.2	*	Section 1350 Certificate of the Chief Financial Officer

#                 Management contracts or compensatory plans.

*                 Filed herewith.

(1)          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994.

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

J.B. POINDEXTER & CO., INC.

Date: March 31, 2009	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 31, 2009	By
Stephen P. Magee, Director

Date: March 31, 2009	By	/s/ William J. Bowen
William J. Bowen, Director

Date: March 31, 2009	By	/s/ Robert S. Whatley
Robert S. Whatley, Vice President Finance,
Secretary and Treasurer
(Principal Financial and Accounting Officer)