Form 10-Q
period 2009-03-31
POINDEXTER J B & CO INC
filed 2009-05-15
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated Filer ☒	Smaller Reporting Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 14, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$29,189	$36,251
Accounts receivable, net	44,718	42,668
Inventories, net	64,161	68,071
Deferred income taxes	2,154	2,123
Income tax receivable	4,355	4,589
Prepaid expenses and other	2,271	2,715
Total current assets	146,848	156,417
Property, plant and equipment, net	73,094	73,699
Goodwill	35,550	35,550
Intangible assets, net	16,710	17,147
Other assets	13,127	13,125
Total assets	$285,329	$295,938
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,437	$2,574
Borrowings under revolving credit facility	31	417
Accounts payable	23,443	26,825
Accrued compensation and benefits	8,172	8,718
Other accrued liabilities	14,281	18,731
Total current liabilities	48,364	57,265
Non-current liabilities
Long-term debt, less current portion	203,489	204,411
Deferred income taxes	2,898	2,869
Employee benefit obligations and other	7,161	7,605
Total non-current liabilities	213,548	214,885
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(510)	(254)
Retained earnings	4,441	4,556
Total stockholder’s equity	23,417	23,788
Total liabilities and stockholder’s equity	$285,329	$295,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2009	2008
Net sales	$139,671	$184,236
Cost of sales	120,902	164,306
Gross profit	18,769	19,930
Selling, general and administrative expenses	14,376	15,827
Gain on repurchase of 8.75% Notes	(186)	—
Other (income) expense	(95)	168
Operating income	4,674	3,935
Interest expense	4,542	4,651
Interest income	(87)	(86)
Income (loss) before income taxes	219	(630)
Income tax provision	334	188
Net loss	(115)	(818)
Retained earnings (accumulated deficit) at beginning of period	4,556	(2,234)
Retained earnings (accumulated deficit) at end of period	$4,441	$(3,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(115)	$(818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,342	4,489
Amortization of debt issuance costs	164	196
Gain on redemption of 8.75% Notes	(186)	—
Provision for excess and obsolete inventory	7	(69)
Provision for doubtful accounts receivable	(7)	106
Deferred income tax provision	(2)	(62)
Other	(277)	127
Change in assets and liabilities:
Accounts receivable	(2,043)	(16,988)
Inventories	3,894	1,092
Income tax receivable	234	2,964
Prepaid expenses and other	440	478
Accounts payable	(3,381)	7,724
Accrued interest	(4,375)	(4,631)
Other accrued liabilities	(1,182)	(1,818)
Net cash used in operating activities	(2,487)	(7,210)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,319)	(2,335)
Other	17	—
Net cash used in investing activities	(3,302)	(2,335)
Cash flows from financing activities:
Payments of long-term debt and capital leases	(792)	(539)
Net proceeds (payments) from revolving credit facility	(386)	4,324
Net cash provided by (used in) financing activities	(1,178)	3,785
Effect of exchange rate on cash	(95)	(163)
Change in cash and cash equivalents	(7,062)	(5,923)
Cash and cash equivalents at beginning of period	36,251	6,684
Cash and cash equivalents at end of period	$29,189	$761

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 on Form 10-K.

(3) Segment Data

The following is a summary of the business segment data:

	For the three months ended March 31,
	2009	2008
Net Sales
Morgan	$45,072	$60,508
Morgan Olson	16,844	26,825
Truck Accessories	27,542	36,899
Specialty Manufacturing	50,413	60,304
Eliminations	(200)	(300)
Net Sales	$139,671	$184,236

Operating Income (Loss)
Morgan	$208	$(741)
Morgan Olson	(150)	(342)
Truck Accessories	693	655
Specialty Manufacturing	5,565	6,083
JBPCO (Corporate)	(1,642)	(1,720)
Operating Income	$4,674	$3,935

	March 31, 2009	December 31, 2008
Total Assets as of:
Morgan	$46,553	$43,897
Morgan Olson	21,362	23,752
Truck Accessories	63,002	62,230
Specialty Manufacturing	128,314	131,329
JBPCO (Corporate)	26,098	34,730
Total Assets	$285,329	$295,938

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 60% and 52% of Morgan’s net sales during each of the three months ended March 31, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $9,132 and $2,850 at March 31, 2009 and December 31, 2008, respectively.  Sales of Specialty Manufacturing are concentrated with international oil field service companies, with two customers that accounted for approximately 48% and 40% of Specialty Manufacturing’s net sales during each of the three months ended March 31,

2009 and 2008, respectively.  Accounts receivable from these customers totaled $5,424 and $6,228 at March 31, 2009 and December 31, 2008, respectively.

The JBPCO (Corporate) assets decreased $8,632, or 24.9%, at March 31, 2009 compared to December 31, 2008 due to a $7,062 decline in cash and cash equivalents.

(4) Comprehensive Loss

The components of comprehensive loss were as follows:

	For the three months ended March 31,
	2009	2008
Net loss	$(115)	$(818)
Foreign currency translation loss	(131)	(121)
Increase in underfunded defined benefit plan	(125)	—
Comprehensive loss	$(371)	$(939)

(5) Inventories

Consolidated inventories, net, consisted of the following:

	March 31,	December 31,
	2009	2008
Raw materials	$29,945	$33,081
Work in process	23,626	24,553
Finished goods	10,590	10,437
Total inventories	$64,161	$68,071

(6) Long Term Debt

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2009, at a defined premium plus accrued and unpaid interest to the date of redemption.   On February 9, 2009, the Company purchased $400 of its 8.75% Notes on the open market resulting in a gain of $186.

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

As of March 31, 2009 and 2008, the Company had $198.8 million and $200.0 million, respectively, of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $118.0 million and $130.0 million, based upon the traded values at March 31, 2009 and 2008, respectively.

(7) Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2009 and 2008 was as follows:

	2009	2008
Cash paid for interest	$8,909	$9,006
Cash paid (refunded) for income taxes	44	(2,214)
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	—	439

(8) Income Taxes

The income tax provision for the periods ended March 31, 2009 and 2008 is recorded based on a projected annual tax rate in accordance with FASB Interpretation No. 18 (as amended), “Accounting for Income Taxes in Interim Periods”.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 (as amended), “Accounting for Uncertainty in Income Taxes.”  Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return in the future.

The Company classifies related interest and penalties (if applicable) as income tax expense in the financial statements.  The total amount of accrued interest and penalties was $544 at March 31, 2009 and $824 at December 31, 2008.  This decrease was mainly related to the settlement of examinations by two state taxing authorities during the first quarter ended March 31, 2009.  The settlement had no impact on the provision for income taxes during the period ended March 31, 2009, as the settlement amounts fairly reflected the amounts already included in the Company’s FIN 48 liability.

The Company is subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2004.  Currently, the Company is under audit by Revenue Canada for tax years 2001 through 2006, is being audited by the Internal Revenue Service for 2006 and examination by the state of Illinois.  The Company has provided for all known probable exposures for these examined.

(9) Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,400 in standby letters of credit outstanding at March 31, 2009 and December 31, 2008, primarily securing the Company’s chassis bailment pool program at Morgan.

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

In February 2009, Morgan Olson voluntarily reported to the Environmental Protection Agency (“USEPA”) potential noncompliance with the reporting requirements applicable to certain chemicals under the Federal Emergency Planning and Community Right-to-know Act (“EPCRA”).  In March 2009, Morgan Olson filed with the USEPA additional EPCRA reports for certain chemicals and modified previously filed EPCRA reports for other chemicals used in operations during calendar years 2004 through 2007.  Action by the USEPA is probable, however, the financial impact of such enforcement action, if any, is unlikely to be material.

In August 2007, Morgan Olson was notified by the Michigan Department of Environmental Quality (“MDEQ”) that it had allegedly failed to provide certain reports related to its air permit and committed certain other permit violations.  Morgan Olson disagreed with MDEQ’s interpretation of the required reports and could not reach agreement with MDEQ to settle these alleged violations.  MDEQ referred the matter to the USEPA.  The USEPA completed its review and determined that there were four alleged violations.  The Company did not contest the findings and has settled the matter for a penalty of $65.

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

(10) New Accounting Standards

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The standard also requires transaction costs for a business combination be expensed as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51, which improves the relevance, comparability and transparency of financial information provided in consolidated financial statements by establishing accounting and reporting standards for the noncontrolling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 has not had a material impact on the Company’s financial position, results of operations and liquidity, and its related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2008 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview, please refer to that section.

Results of Operations

Three months ended March 31, 2009 Compared to Three months ended March 31, 2008 (Unaudited)

Sales.  Our consolidated net sales decreased $44.6 million, or 24.2%, to $139.7 million for the quarter ended March 31, 2009 compared to $184.2 million for the quarter ended March 31, 2008.

•                  Morgan’s net sales decreased $15.4 million, or 25.5%, to $45.1 million compared to $60.5 million for the prior period as demand for Morgan’s truck bodies remained weak and total units shipped declined 30.5%.  Sales of Commercial units declined $12.7 million, or 27.5%, to $33.4 million.  Shipments declined 35.8% partly offset by a 12.9% increase in the average selling price per unit due primarily to the higher content of units shipped in 2009.  Sales of Consumer Rental units declined $2.0 million, or 18.6%, due to a 21.3% decline in unit shipments offset by a 3.4% increase in the average unit price of a Consumer Rental unit.

•                  Morgan Olson’s net sales decreased $10.0 million, or 37.2%, to $16.8 million compared to $26.8 million for the prior period.  Sales of step vans declined $9.8 million, or 44.7%, on a 51.8% decrease in unit shipments in the current period.  The average price of a step van increased 14.7% due to increased shipments of larger units.  Sales to customers with large fleets of vehicles (fleet sales) were down $7.4 million and retail sales (sales to dealers and distributors) were down $2.4 million.  Parts and service sales remained flat compared with the prior period.

•                  Truck Accessories’ net sales decreased $9.4 million, or 25.4%, to $27.5 million compared to $36.9 million for the prior period. Sales of pickup truck caps and tonneaus decreased 25.4% on a 28.1% decline in unit shipments to approximately 30,000 units as new pickup truck sales in the United States and Canada decreased 45.4% from last year.

•                  Specialty Manufacturing’s net sales decreased by $9.9 million, or 16.4%, to $50.4 million compared to $60.3 million for the prior period.   Net sales related to the energy services business, which represented 70.5% of Specialty Manufacturing’s sales compared to 61.6% for the prior period, decreased $1.6 million, or 4.3%.  Non-energy-related sales decreased by $8.3 million, or 35.8%, to $14.9 million primarily due to decreased Specialty Vehicle Group sales on lower demand for its products.   Sales of plastics-based packaging products decreased $2.2 million, or 30.9%, to $5.0 million.

Backlog.  Consolidated backlog was $100.6 million as of March 31, 2009 compared to $149.2 million at December 31, 2008 and $213.3 million as of March 31, 2008.

•                  Morgan’s backlog was $35.8 million at March 31, 2009 compared to $47.6 million at December 31, 2008 and $80.6 million at March 31, 2008.   The reduction compared to a year ago was due to decreased demand across all of Morgan’s customers.

•                  Morgan Olson’s backlog was $12.1 million at March 31, 2009 compared to $18.2 million at December 31, 2008 and $25.1 million at March 31, 2008.  The decrease in backlog was primarily due to a smaller fleet order from UPS in the first quarter of 2009, which accounted for $10.2 million of the decrease in the current period.

•                  Truck Accessories’ backlog was $2.4 million at March 31, 2009 compared to $2.2 million at December 31, 2008 and $2.6 million as of March 31, 2008.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                  Specialty Manufacturing’s backlog at March 31, 2009 was $50.3 million compared to $81.3 million at December 31, 2008 and $105.0 million at March 31, 2008.   The decrease in backlog is primarily due to lower demand from customers in the energy services business.

Cost of sales and gross profit.  Our consolidated cost of sales decreased by $43.4 million, or 26.4%, to $120.9 million for the quarter ended March 31, 2009 compared to $164.3 million for the quarter ended March 31, 2008. Consolidated gross profit decreased by $1.1 million, or 5.8%, to $18.8 million (13.4% of net sales) for the quarter ended March 31, 2009 compared to $19.9 million (10.8% of net sales) last year.  Material costs were 47.5% of net sales compared to 51.8% last year, labor costs were 14.5% for both periods, and overhead expenses were 23.6% of net sales compared to 21.6% last year.

•                  Morgan’s gross profit was unchanged in 2009 at $3.8 million but increased to 8.5% of its net sales compared to 6.3% of its net sales in the prior period.  The increase in gross profit margin was due to a decrease in material and labor costs as a percentage of net sales offset by lower overhead absorption on lower production volumes.

•                  Morgan Olson’s gross profit decreased by $0.1 million to $1.3 million (7.6% of its net sales) compared to $1.4 million (5.1% of its net sales) for the prior period.  The increase in gross profit margin was a result of a favorable change in the product mix to larger units with better pricing and improved manufacturing processes that reduced material and labor costs.

•                  Truck Accessories’ gross profit decreased by $0.7 million, or 16.3%, to $3.4 million (12.5% of its net sales) compared to $4.1 million (11.1% of its net sales) for the prior period.  The increase in gross profit margin was primarily due to improvements in materials management and labor productivity.  Overhead expenses as a percentage of net sales increased as a result of lower absorption of overhead on lower production volume.

•                  Specialty Manufacturing’s gross profit decreased $0.5 million, or 4.2%, to $10.2 million (20.2% of its net sales) compared to $10.7 million (17.7% of its net sales) for the prior period.  The gross profit margin increased due to a decrease in material costs as a percentage of net sales at the machining services operations partly offset by a decrease at the Specialty Vehicle Group due to lower absorption of overhead on lower production volumes.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $1.4 million, or 9.2%, to $14.4 million (10.3% of net sales) for the quarter ended March 31, 2009 compared to $15.8 million (8.6% of net sales) for the quarter ended March 31, 2008.

•                  Morgan’s selling, general and administrative expenses decreased $0.6 million, or 14.6%, to $3.7 million (8.2% of its net sales) compared to $4.3 million (7.1% of its net sales) for the prior period.  Expenses declined due to lower commission expense on lower sales as well as a 27.5% reduction in personnel.

•                  Morgan Olson’s selling, general and administrative expenses decreased $0.3 million, or 16.7%, to $1.4 million (8.5% of its net sales) from $1.7 million (6.4% of its net sales) for the prior period primarily due to a 34.4% reduction in personnel.

•                  Truck Accessories’ selling, general and administrative expenses decreased by $0.7 million, or 20.5%, to $2.8 million (10.0% of its net sales) from $3.5 million (9.4% of its net sales) for the prior period.   The decrease was mainly attributable to a 25.5% reduction in personnel.

•                  Specialty Manufacturing’s selling, general and administrative expenses increased by $0.1 million, or 1.7%, to $4.7 million (9.3% of its net sales) compared to $4.6 million (7.6% of its net sales) for the prior period due.

•                  Corporate selling, general and administrative expenses during the first quarter of 2009 increased $0.1 million, or 5.6%, to $1.8 million from $1.7 million for the prior period.

Gain on redemption of 8.75% Notes.  On February 9, 2009, the Company purchased $0.4 million of its 8.75% Notes on the open market and recognized a $0.2 million gain on the transaction.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $0.8 million, or 18.8%, to $4.7 million (3.3% of net sales) for the quarter ended March 31, 2009 from $3.9 million (2.1% of net sales) for the quarter ended March 31, 2008.

•                  Morgan’s operating income increased by $0.9 million to $0.2 million (0.5% of its net sales) compared to a loss of $0.7 million for the prior period.

•                  Morgan Olson’s operating income increased by $0.2 million to a loss of $0.1 million compared to a loss of $0.3 million for the prior period.

•                  Truck Accessories’ operating income was $0.7 million for the current and prior period.

•                  Specialty Manufacturing’s operating income decreased by $0.5 million, or 8.5%, to $5.6 million (11.0% of its net sales) compared to $6.1 million (10.1% of its net sales) for the prior period.

•                  Corporate expenses decreased $0.1 million to $1.6 million for the quarter ended March 31, 2009 compared to $1.7 million for the quarter ended March 31, 2008.

Interest expense.  Consolidated interest expense was $4.5 million, or 3.3%, of net sales compared to $4.7 million, or 2.5%, of net sales for the quarters ended March 31, 2009 and 2008, respectively. The decline was due to the capitalization of interest related to the Company’s Enterprise Resource Planning project totaling $0.1million for the period.

Income taxes. The effective income tax rate differed from the statutory rate for the three months ended March 31, 2009 primarily because we recorded a $0.3 million income tax provision for the three months ended March 31, 2009 on income earned in the U.S. of $0.8 million, however, losses generated in Canada of $0.3 million provided no tax benefit.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. During the quarters ended March 31, 2009 and 2008, we incurred Canadian pretax losses of $0.3 million and $1.0 million respectively and recorded an increase in the valuation allowance against the deferred tax asset related to those losses of $0.1 million and $0.3 million respectively.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, a reduction in the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an increase to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working capital at March 31, 2009 was $98.5 million compared to $99.2 million at December 31, 2008. Excluding cash and cash equivalents, working capital increased $6.4 million.  Average days sales outstanding in receivables at March 31, 2009 were approximately 30 compared to 34 at March 31, 2008 and inventory turns were approximately 8 at March 31, 2009 and March 31, 2008.  We continue to take advantage of purchase discounts as appropriate and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2009 used cash of $2.5 million compared to cash used of $7.2 million during the three months ended March 31, 2008. The decrease in net cash used in operating activities was due primarily to the liquidation of working capital as business activity declined during the quarter compared to last year.

Investing cash flows.  Net cash used in investing activities increased to $3.3 million for the three months ended March 31, 2009 compared to cash used of $2.3 million for the three months ended March 31, 2008.  Investing activities for the quarter were for capital expenditures of $3.3 million which consisted primarily of maintenance expenditures at Specialty Manufacturing and new product molds at Truck Accessories.

Financing cash flows.  Financing activities during the three months ended March 31, 2009 used cash of $1.2 million compared to cash generated of $3.8 million for the three months ended March 31, 2008 due primarily to decreased borrowing on the Revolving Credit Facility.

Long-term debt.  At March 31, 2009, total debt was $205.9 million compared to $207.0 million at December 31, 2008 and the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes was 2.7 to 1.0.  Our Revolving Credit Facility, which was extended through March 15, 2010, and Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  Based upon our borrowing base, we had approximately $47.6 million of availability under our Revolving Credit Facility at March 31, 2009.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. We believe that our cash and borrowing availability under the Revolving Credit Facility will satisfy our cash requirements for the coming year, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate, and circumstances that are beyond our control.  There is no certainty that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows,   we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt as it matures or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction will require additional capital, which may not be available to us.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the three months ended March 31, 2009.

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

Interest Rates

As of March 31, 2009, the Company had $198.8 million of 8.75% Notes, long-term debt, outstanding, with an estimated fair value of approximately $118.0 million based upon their traded value at March 31, 2009.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $5.5 million as of March 31, 2009.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A.  Risk Factors are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.17

Limited consent and waiver to Loan and Security agreement dated December 11, 2008, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and BANK OF AMERICA, N.A., a national banking association, as successor by merger to LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.18

Limited waiver agreement dated December 18, 2008, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and BANK OF AMERICA, N.A., a national banking association, as successor by merger to LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 14, 2009	By:	/s/ R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer