Form 10-Q
period 2009-06-30
POINDEXTER J B & CO INC
filed 2009-08-14
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated Filer ☒	Smaller Reporting Company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 13, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$47,003	$36,251
Accounts receivable, net	35,077	42,668
Inventories, net	56,352	68,071
Deferred income taxes	3,166	2,123
Income tax receivable	2,971	4,589
Prepaid expenses and other	1,616	2,715
Total current assets	146,185	156,417
Property, plant and equipment, net	70,994	73,699
Goodwill	35,550	35,550
Intangible assets, net	16,454	17,147
Other assets	13,011	13,125
Total assets	$282,194	$295,938
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,290	$2,574
Borrowings under revolving credit facility	44	417
Accounts payable	18,815	26,825
Accrued compensation and benefits	7,050	8,718
Other accrued liabilities	18,585	18,731
Total current liabilities	46,784	57,265
Non-current liabilities
Long-term debt, less current portion	202,960	204,411
Deferred income taxes	2,934	2,869
Employee benefit obligations and other	6,333	7,605
Total non-current liabilities	212,227	214,885
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive loss	(330)	(254)
Retained earnings	4,027	4,556
Total stockholder’s equity	23,183	23,788
Total liabilities and stockholder’s equity	$282,194	$295,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited) (Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$122,671	$208,235	$262,342	$392,471
Cost of sales	107,270	178,946	228,172	343,252
Gross profit	15,401	29,289	34,170	49,219
Selling, general and administrative expenses	11,886	15,845	26,167	31,840
Closed and excess facility costs	642	—	642	—
Gain on repurchase of 8.75% Notes	—	—	(186)	—
Operating income	2,873	13,444	7,547	17,379
Interest expense	4,714	4,703	9,256	9,354
Interest income	(28)	(80)	(115)	(166)
Income (loss) before income taxes	(1,813)	8,821	(1,594)	8,191
Income tax provision (benefit)	(1,399)	3,498	(1,065)	3,686
Net income (loss)	(414)	5,323	(529)	4,505
Retained earnings (accumulated deficit) at beginning of period	4,441	(3,052)	4,556	(2,234)
Retained earnings at end of period	$4,027	$2,271	$4,027	$2,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(529)	$4,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,912	9,039
Amortization of debt issuance costs	304	342
Gain on repurchase of 8.75% Notes	(186)	—
Provision for excess and obsolete inventory	590	273
Provision for doubtful accounts receivable	244	243
Deferred income tax provision	(967)	155
Other	13	101
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	7,469	(9,167)
Inventories	11,193	8,838
Prepaid expenses and other	1,090	1,067
Accounts payable	(7,690)	3,483
Accrued income taxes	1,618	5,562
Accrued interest	—	(340)
Other accrued liabilities	(4,045)	1,293
Net cash provided by operating activities	18,016	25,394
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	90	—
Purchase of property, plant and equipment	(5,360)	(5,472)
Net cash used in investing activities	(5,270)	(5,472)
Cash flows from financing activities:
Net payments of revolving credit facility	(367)	(3,637)
Payments of long-term debt and capital leases	(1,415)	(1,238)
Net cash used in financing activities	(1,782)	(4,875)
Effect of exchange rate on cash	(212)	(148)
Change in cash and cash equivalents	10,752	14,899
Cash and cash equivalents at beginning of period	36,251	6,684
Cash and cash equivalents at end of period	$47,003	$21,583

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

(2) Basis of Presentation and Opinion of Management.  The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net Sales:
Morgan	$39,070	$76,257	$84,142	$136,765
Morgan Olson	12,437	33,810	29,281	60,635
Truck Accessories	29,836	36,111	57,378	73,010
Specialty Manufacturing	41,563	62,823	91,976	123,127
Eliminations	(235)	(766)	(435)	(1,066)
Net Sales	$122,671	$208,235	$262,342	$392,471
Operating Income (Loss):
Morgan	$1,025	$3,814	$1,233	$3,073
Morgan Olson	(6)	2,898	(156)	2,556
Truck Accessories	2,165	1,058	2,858	1,713
Specialty Manufacturing	260	7,383	5,825	13,466
JBPCO (Corporate)	(571)	(1,709)	(2,213)	(3,429)
Operating Income	$2,873	$13,444	$7,547	$17,379

	June 30, 2009	December 31, 2008
Total Assets as of:
Morgan	$41,695	$43,897
Morgan Olson	17,021	23,752
Truck Accessories	62,039	62,230
Specialty Manufacturing	123,671	131,329
JBPCO (Corporate)	37,768	34,730
	$282,194	$295,938

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 62.0% and 54.0% of Morgan’s net sales during each of the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $3,050 and $2,850 at June 30, 2009 and December 31, 2008, respectively.  Specialty Manufacturing’s net sales are concentrated with international oilfield service companies, with two customers that accounted for approximately 44.0% and 41.0% of Specialty Manufacturing’s net sales during each of

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

the six months ended June 30, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $6,309 and $6,228 at June 30, 2009 and December 31, 2008, respectively.

(4) Comprehensive Income.  The components of comprehensive income were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(414)	$5,323	$(529)	$4,505
Foreign currency translation gain (loss)	182	(295)	49	(416)
Increase in underfunded defined benefit plan	—	—	(125)	—
Comprehensive income	$(232)	$5,028	$(605)	$4,089

(5) Inventories.  Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2009	2008
Raw materials	$27,541	$33,081
Work in process	17,761	24,553
Finished goods	11,050	10,437
Total inventories	$56,352	$68,071

(6) Long-Term Debt.

The Company had the option to redeem the 8.75% Notes at any time on or after March 15, 2009, at a defined premium plus accrued and unpaid interest to the date of redemption.   On February 9, 2009, the Company purchased $400 of its 8.75% Notes on the open market resulting in a gain of $186.

The fair value of the Company’s 8.75% Notes is determined under the provisions of SFAS No. 157, “Fair Value Measurements.”  The fair value hierarchy established with SFAS No. 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of June 30, 2009 and 2008, the Company had $198.8 million and $200.0 million, respectively, of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $150.1 million and $145.0 million, based upon its traded values at June 30, 2009 and 2008, respectively.  The estimated fair values are measured using  Level 1 inputs which are described in SFAS No. 157 as quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

(7) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2009 and 2008 was as follows:

	2009	2008
Cash paid for interest	$9,277	$9,139
Cash refunded for income taxes, net of payments	(1,618)	(1,496)
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	—	439

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(8) Income Taxes.

The income tax provision for the periods ended June 30, 2009 and 2008 is recorded based on the Company’s estimated annual effective tax rate in accordance with FASB Interpretation No. 18 (as amended), “Accounting for Income Taxes in Interim Periods.”

The Company, in accordance with FIN 48, reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates and classifies related interest and penalties as income tax expense in the financial statements.  The total amount of accrued interest and penalties related to these tax positions was $558 at June 30, 2009 and $824 at December 31, 2008.  This decrease was mainly related to the settlement of examinations by two state taxing authorities during the six months ended June 30, 2009.  The settlement had no impact on the provision for income taxes during the period ended June 30, 2009, as the settlement amounts fairly reflected the amounts already included in the Company’s FIN 48 liability.

The Company is subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2004.  Currently, the Company is under audit by Revenue Canada for tax years 2001 through 2006 and is being audited by the Internal Revenue Service for 2006. The Company has provided for all known potential exposures for those examinations.

(9) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $2,358 in standby letters of credit outstanding at June 30, 2009 and December 31, 2008, primarily securing the Company’s chassis bailment pool programs.

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

(Dollars in thousands)

and financial condition.

In February 2009, Morgan Olson voluntarily reported to the Environmental Protection Agency (“USEPA”) potential noncompliance with the reporting requirements applicable to certain chemicals under the Federal Emergency Planning and Community Right-to-know Act (“EPCRA”).  In March 2009, Morgan Olson filed with the USEPA additional EPCRA reports for certain chemicals and modified previously filed EPCRA reports for other chemicals used in operations during calendar years 2004 through 2007.  Action by the USEPA is probable; however, the financial impact of such enforcement action, if any, is unlikely to be material.

In July 2005, Morgan notified the USEPA that it was investigating its compliance with the filing requirements of Section 313 of the EPCRA, and regulations promulgated thereunder. All necessary reports were completed and filed with the USEPA by August 31, 2005.  A letter from the USEPA requesting additional information was received in December 2006 and a response submitted. Action by the USEPA is probable and the financial impact of such enforcement action, if any, cannot be estimated, but could be material.

(10) Closed and Excess Facility Costs.

During the second quarter of 2009, Specialty Manufacturing announced a plan to close its machining services facilities in Milwaukee, WI.   Specialty Manufacturing recorded a closed and excess facility charge of $0.6 million during the three months ended June 30, 2009 including future personnel related costs and rent payments totaling $0.2 million.  As of June 30, 2009, $0.4 million had been paid with respect to these costs.

(11) New Accounting Standards.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”.  SFAS No. 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  The Codification will be effective for the Company during its interim period ending September 30, 2009.  The Company currently anticipates that the adoption of SFAS No. 168 will not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides, (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is required to be adopted prospectively and was effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS No 165 for the quarter ended June 30, 2009 did not have a material impact on the Company’s financial position, results of operations and liquidity, and related disclosures.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users the information they need to evaluate and understand the

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

nature and financial effect of the business combination. The standard also requires transaction costs for a business combination be expensed as incurred.  SFAS No. 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51,” which improves the relevance, comparability and transparency of financial information provided in consolidated financial statements by establishing accounting and reporting standards for the noncontrolling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 has not had any material impact on the Company’s financial position, results of operations and liquidity, and its related disclosures.

In April 2009, the FASB issued FASB Staff Position, FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments”, which require companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.  The adoption of FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations and liquidity, and its related disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2008 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview, please refer to that section.

Results of Operations

Three months ended June 30, 2009 Compared to Three months ended June 30, 2008 (Unaudited)

Sales.  Our consolidated net sales decreased $85.5 million, or 41.1%, to $122.7 million for the quarter ended June 30, 2009 compared to $208.2 million for the quarter ended June 30, 2008.

•                  Morgan’s net sales decreased $37.2 million, or 48.8%, to $39.1 million compared to $76.3 million for the prior period.   Net sales of truck bodies declined 48.8% as demand for Class 5-7 truck bodies declined further from the depressed levels of a year ago.  Unit shipments declined 47.8% and the average price of a truck body remained approximately the same as a year ago.  Sales of commercial units declined $34.9 million, or 55.0%, consumer rental sales decreased $0.6 million, or 7.0%, and service parts and delivery income declined $1.7 million, or 43.1%.

•                  Morgan Olson’s net sales decreased $21.4 million, or 63.2%, to $12.4 million compared to $33.8 million for the prior period.  Step van sales decreased $15.0 million, or 64.3%, on a 70.6% decrease in unit shipments compared to the prior period.  The average price per step van increased 21.5% due to a higher proportion of larger, and therefore higher priced, units included in net sales.  Sales of service parts decreased $0.3 million, or 7.3%, excluding an extraordinary purchase by the United States Postal Service of $5.7 million in the prior period.

•                  Truck Accessories’ net sales decreased $6.3 million, or 17.4%, to $29.8 million compared to $36.1 million for the prior period.  Cap and tonneau cover sales declined 14.2% to $27.7 million on a 23.3% decline in unit shipments as new pickup truck sales in the United States and Canada, the primary market indicator for Truck Accessories, decreased 29.2% compared to last year.  Sales of window and door components to third parties decreased 44.6% to $2.1 million compared to $3.8 million in the prior period.

•                  Specialty Manufacturing’s net sales decreased $21.2 million, or 33.8%, to $41.6 million compared to $62.8 million for the prior period. Net sales of machining services primarily to customers in the energy services business, which represented 58.2% of Specialty Manufacturing’s sales this period compared to 63.9% in the prior period, decreased $15.9 million, or 39.7%.  Customers have experienced a rapid decline in demand for oilfield services as a result of a decline in oil and gas exploration and production activity.  Non-energy related sales decreased $5.3 million, or 23.4%, to $17.4 million primarily due to lower sales of limousine and bus products.

Backlog.  Our consolidated backlog was $76.8 million as of June 30, 2009 compared to $149.2 million at December 13, 2008 and $169.9 million at June 30, 2008.

•               Morgan’s backlog was $23.0 million at June 30, 2009 compared to $47.6 million at December 31, 2008 and $48.9 million at June 30, 2008. The decrease compared to prior periods was due to the continued decline in demand for truck bodies.  Backlog in the prior period included approximately $14.0 million related to chassis delivery delays that pushed consumer rental production into the third quarter of 2008.

•               Morgan Olson’s backlog was $11.6 million as of June 30, 2009 compared to $18.2 million at December 31, 2008 and $28.6 million at June 30, 2008.  The decline at June 30, 2009 was due to the continued decline in demand for step vans.

•               Truck Accessories’ backlog was $2.5 million as of June 30, 2009 compared to $2.2 million at December 31, 2008 and $2.4 million as of June 30, 2008.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•               Specialty Manufacturing’s backlog was $39.7 million as of June 30, 2009 compared to $81.3 million at December 31, 2008 and $90.0 million at June 30, 2008.  The decline was due to lower demand from customers in the energy services business.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $71.6 million, or 40.1%, to $107.3 million for the quarter ended June 30, 2009 compared to $178.9 million for the quarter ended June 30, 2008.  Consolidated gross profit decreased $13.9 million, or 47.4%, to $15.4 million (12.6% of net sales) for the quarter compared to $29.3 million (14.1% of net sales) last year.  Material costs were 48.5% of net sales compared to 52.8% last year, labor costs were 14.1% of net sales compared to 13.4% last year, and overhead costs were 24.8% of net sales compared to 19.7% in the prior period.

•                  Morgan’s gross profit decreased $4.2 million, or 51.4%, to $3.9 million (10.0% of its net sales) compared to $8.1 million (10.6% of its net sales) for the prior period.  In spite of lower material costs and improved labor productivity, the gross profit margin declined due to the increase in overhead due to lower absorption on lower production volume.

•                  Morgan Olson’s gross profit decreased $3.7 million, or 74.2%, to $1.3 million (10.3% of its net sales) compared to $5.0 million (14.7% of its net sales) for the prior period.  The decrease in gross profit margin was due to the lower absorption of overhead on lower production volume partly offset by lower material costs.

•                  Truck Accessories’ gross profit increased $0.8 million to $5.1 million (17.0% of its net sales) compared to $4.3 million (12.0% of its net sales) for the prior period as a result of lower material and overhead cost.

•                  Specialty Manufacturing’s gross profit decreased $6.9 million, or 57.2%, to $5.1 million (12.3% of its net sales) compared to $12.0 million (19.0% of its net sales) for the prior period.  The decrease was due to a $7.1 million decline in gross profit of the machining services business due to price concessions demanded by customers and lower sales.  Gross profit at the non-energy related operations increased $0.2 million, or 13.9%, as a result of reduced material and labor costs as a percentage of sales.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $3.9 million, or 25.0%, to $11.9 million (9.7% of net sales) for the quarter ended June 30, 2009 compared to $15.8 million (7.6% of net sales) for the quarter ended June 30, 2008.  Our selling, general and administrative team member count declined 18.0% to 354 team members as of June 30, 2009 with further reductions planned subsequent to June 30, 2009.

•                  Morgan’s selling, general and administrative expenses decreased $1.3 million, or 31.9%, to $2.9 million (7.4% of its net sales) compared to $4.2 million (5.6% of its net sales) for the prior period due to lower personnel costs from a 20.7% headcount reduction as well as a $0.1 million or 30.7% reduction in commissions on decreased sales.

•                  Morgan Olson’s selling, general and administrative expenses decreased $0.8 million, or 37.5%, to $1.3 million (10.3% of its net sales) compared to $2.1 million (6.1% of its net sales) for the prior period primarily due to a 32.7% reduction in personnel and decreased commissions paid on lower sales.

•                  Truck Accessories’ selling, general and administrative expenses decreased $0.4 million, or 10.7%, to $2.9 million (9.8% of its net sales) from $3.3 million (9.0% of its net sales) for the prior period.  The decrease was primarily due to a 20.0% reduction in headcount.

•                  Specialty Manufacturing’s selling, general and administrative expenses decreased by $0.4 million, or 7.7%, to $4.2 million (10.1% of its net sales) from $4.6 million (7.3% of its net sales) for the prior period.  The decrease was primarily due to a 15.0% headcount reduction.

•                  Corporate selling, general and administrative expenses during the second quarter of 2009 decreased $1.1 million, or 66.2%, to $0.6 million from $1.7 million in the prior period.  The decrease was primarily due to $0.7 million of costs recognized but not paid in a prior period, related to an insurance claim that was settled in our favor.

Closed and excess facility costs.  During 2008, Specialty Manufacturing decided on a plan to vacate one of its facilities and move production to its other manufacturing plants.  During the three months ended June 30, 2009, Specialty Manufacturing notified its team members and the landlord at the Milwaukee, Wisconsin facility of its intentions to vacate the facility.  Costs related to future lease payments and team member related costs totaling $0.6 million were recognized during the quarter.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased $10.5 million, or 78.6%, to $2.9 million (2.3% of net sales) for the quarter ended June 30, 2009 compared to $13.4 million (6.5% of net sales) for the quarter ended June 30, 2008.

•                  Morgan’s operating income decreased by $2.8 million, or 73.1%, to $1.0 million (2.6% of its net sales) compared to $3.8 million (5.0% of its net sales) for the prior period.

•                  Morgan Olson’s operating income decreased by $2.9 million, or 100.2%, to $0 compared to $2.9 million (8.6% of its net sales) for the prior period.

•                  Truck Accessories’ operating income increased by $1.1 million, or 100.0%, to $2.2 million (7.3% of its net sales) compared to $1.1 million (2.9% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income decreased by $7.1 million, or 96.5%, to $0.3 million (0.6% of net sales) compared to $7.4 million (11.8% of its net sales) for the prior period.

Interest expense.  Consolidated interest expense was $4.7 million (3.8% of net sales) the same as $4.7 million (2.3% of   net sales) for the prior period.

Income taxes.  For the three months ended June 30, 2009 and 2008, the effective tax rate was 77.2% and 39.7% of income before income taxes, respectively.  The income tax provisions for the three months ended June 30, 2009 and 2008 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Six months ended June 30, 2009 Compared to Six months ended June 30, 2008 (Unaudited)

Sales.  Our consolidated net sales decreased $130.1 million, or 33.2%, to $262.2 million for the six months ended June 30, 2009 compared to $392.5 million for the six months ended June 30, 2008.

•                  Morgan’s net sales decreased $52.7 million, or 38.5%, to $84.1 million compared to $136.8 million for the prior period as demand for Class 3-7 truck bodies continued to decline from the depressed levels of 2008. Unit shipments declined 39.7% partly offset by a 2.0% increase in the average price of a truck body.  Sales of commercial units decreased $47.1 million, or 43.0%, from $109.5 million to $62.4 million and consumer rental sales decreased $2.6 million, or 13.4%, from $19.3 million to $16.7 million.   Service parts sales, delivery and other income decreased $2.3 million, or 31.9%.

•                  Morgan Olson’s net sales decreased $31.3 million, or 51.7%, to $29.3 million compared to $60.6 million for the prior period.  Sales of step vans decreased $24.3 million, or 55.1%, as unit shipments decreased 61.9%.  The average price of a step van body increased 17.8% due to a change in product mix as larger, higher priced retail units accounted for approximately 36.0% of sales compared to 31.0% in the prior period.  Service parts sales and delivery income decreased $7.0 million, or 40.8%, due primarily to a $5.7 million service parts sale to the United States Postal Service in the prior period.

•                  Truck Accessories’ net sales decreased $15.6 million, or 21.4%, to $57.4 million compared to $73.0 million for the prior period.  Pickup truck sales in the United States and Canada decreased 37.8% compared to last year.   Sales of caps and tonneau covers decreased $12.6 million, or 19.1%, to $53.4 million from $66.0 million in the prior period.  Unit shipments declined 23.5% to approximately 58,000 units which was partly offset by a 5.6% increase in the average unit price.  Sales of window and door products to third parties decreased $3.0 million, or 42.9%, to $4.0 million compared to $7.0 million in the prior period due to lower demand from other cap manufacturers and customers in the horse trailer business.

•                  Specialty Manufacturing’s net sales decreased by $31.1 million, or 25.3%, to $92.0 million compared to $123.1 million for the prior period.  Energy related sales decreased $17.6 million, or 22.7%, as demand for machining services declined in response to the fall in demand for oilfield services resulting from the fall in oil prices compared to the prior year.  Non-energy related sales decreased $13.6 million, or 29.7%, due to lower demand for packaging materials, bus and limousine products.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $115.1 million, or 33.5%, to $228.2 million for the six months ended June 30, 2009 compared to $343.3 million for the six months ended June 30, 2008. Consolidated gross profit decreased by $15.0 million, or 30.6%, to $34.2 million (13.0% of net sales) for the six months ended June 30, 2009 compared to $49.2 million (12.5% of net sales) for the six months ended June 30, 2008.  Material costs were 48.0% of net sales for the six months ended June 30, 2009 compared to 52.3% last year, labor costs were 14.3% of net sales compared to 14.0% last year, and overhead costs were 24.7% of net sales compared to 21.2% last year.

•                  Morgan’s gross profit decreased $4.0 million, or 34.5%, to $7.8 million (9.2% of its net sales) compared to $11.8 million (8.7% of its net sales) for the prior period.  The increase in gross profit margin was due to improvements in material and labor costs partly offset by increased overhead costs as a result of the lower absorption of costs on lower production volumes.

•                  Morgan Olson’s gross profit decreased $3.7 million, or 59.5%, to $2.6 million (8.8% of its net sales) compared to $6.3 million (10.4% of its net sales) for the prior period.  The decrease in gross profit margin was due to decreased overhead absorption on lower production volume partly offset by lower material costs.

•                  Truck Accessories’ gross profit increased $0.1 million, or 1.0%, to $8.5 million (14.8% of its net sales) compared to $8.4 million (11.6% of its net sales) for the prior period.  The gross profit margin increased due to lower per unit material, labor and overhead costs.

•                  Specialty Manufacturing’s gross profit decreased $7.3 million, or 32.2%, to $15.3 million (16.7% of its net sales) compared to $22.6 million (18.4% of its net sales) for the prior period.  The gross profit of the machining services business declined $5.9 million or 32.2% primarily due to lower demand from oilfield service customers.  The gross profit for the non-energy related businesses decreased $1.3 million, or 32.2% to $2.8 million for the period on lower sales.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased  $5.6 million, or 17.8%, to $26.2 million (10.0% of net sales) for the six months ended June 30, 2009 compared to $31.8 million (8.1% of net sales) for the six months ended June 30, 2008.

•                  Morgan’s selling, general and administrative expenses decreased $2.3 million, or 25.7%, to $6.5 million (7.8% of its net sales) compared to $8.8 million (6.4% of its net sales) for the prior period.  The decrease was due primarily to a 21.2% reduction in general and administrative team member headcount year over year and lower sales commissions.

•                  Morgan Olson’s selling, general and administrative expenses decreased $1.1 million, or 28.0%, to $2.7 million (9.3% of its net sales) compared to $3.8 million (6.2% of its net sales) for the prior period primarily due to a 30.2% reduction in headcount and decreased sales commissions cost.

•                  Truck Accessories’ selling, general and administrative expenses decreased $1.0 million, or 15.8%, to $5.7 million (9.9% of its net sales) from $6.7 million (9.2% of its net sales) for the prior period.   The decrease was mainly due to a 21.6% reduction in headcount.

•                  Specialty Manufacturing’s selling, general and administrative expenses decreased $0.2 million, or 3.1%, to $8.9 million (9.6% of its net sales) from $9.1 million (7.4% of its net sales) for the prior period.   The decrease was primarily due to a 17.4% reduction in headcount.

•                  Corporate selling, general and administrative expenses during the first six months of 2009 decreased $1.0 million, or 29.8%, to $2.4 million from $3.4 million for the prior period.  The decrease was primarily due to $0.7 million of costs recognized in a prior period but not paid related to an insurance claim that was settled in our favor.

Operating income.  Due to the effect of the factors described above, consolidated operating income decreased by $9.9 million, or 56.6%, to $7.5 million (2.9% of net sales) for the six months ended June 30, 2009 from $17.4 million (4.4% of net sales) for the six months ended June 30, 2008.

•                  Morgan’s operating income decreased $1.9 million, or 59.9%, to $1.2 million (1.5% of its net sales) compared to $3.1 million (2.2% of its net sales) for the prior period.

•                  Morgan Olson’s operating income decreased $2.8, or 106.1%, to a loss of $0.2 million compared to $2.6 million (4.2% of its net sales) for the prior period.

•                  Truck Accessories’ operating income increased $1.2 million, or 66.8%, to $2.9 million (5.0% of its net sales) compared to $1.7 million (2.3% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income decreased $7.7 million, or 56.7%, to $5.8 million (6.3% of its net sales) compared to $13.5 million (10.9% of its net sales) for the prior period.

Interest expense.  Consolidated interest expense was $9.3 million (3.5% of net sales) compared to $9.4 million (2.4% of net sales) for the prior period.

Income taxes.  The effective income tax rate was 66.8% and 45.0% for the six months ended June 30, 2009 and 2008, respectively, and differed from the federal statutory rate primarily because of state and foreign taxes.

Liquidity and Capital Resources

Working capital at June 30, 2009 and December 31, 2008 was $99.4 million and $99.2 million, respectively.  Excluding cash and cash equivalents, working capital decreased $10.5 million.  Cash increased $10.8 million during the six months ended June 30, 2009 as a result of cash generated by operations of $18.0 million less capital expenditures of $5.4 million and payments on our revolving credit facility and capital leases of $1.8 million.  Consistent with the reduction in sales, working capital declined by a $7.5 million decrease in accounts receivable, an $11.2 million decrease in inventories and a $1.1 million decrease in prepaid expenses that were partially offset by an $11.7 million decrease in accounts payable and accrued expenses.

Accounts receivable days sales outstanding at June 30, 2009 were approximately 26 compared to 27 at June 30, 2008.  Days inventory on hand were approximately 48 at June 30, 2009 compared to 34 at June 30, 2008.  Days payable outstanding were approximately 16 at June 30, 2009 compared to 14 at June 30, 2008.

Operating cash flows.  Operating activities during the six months ended June 30, 2009 generated cash of $18.0 million compared to $25.4 million during the six months ended June 30, 2008.  The decrease in cash generated by operations was primarily due to a $5.0 million decrease in net income.

Investing cash flows.  Net cash used in investing activities was $5.3 million and $5.5 million for the six months ended June 30, 2009 and 2008, respectively.  Investing activities were comprised of approximately $5.4 million of capital expenditures in both periods.  Capital expenditures were comprised of maintenance related expenditures in both periods and new product molds at Truck Accessories of $1.6 million.

Financing cash flows.  Net cash used by financing activities totaled $1.8 million compared to $4.9 million in the prior period. The decrease in cash used was due to lower repayments of amounts outstanding under our revolving credit facility.

Long-term debt.  At June 30, 2009, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 2.1 to 1.0.  Our Revolving Credit Facility, which was extended through March 15, 2010, and Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  Based upon our borrowing base, we had approximately $47.6 million of availability under our Revolving Credit Facility at June 30, 2009.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies during the six months ended June 30, 2009.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion (2) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Interest Rates

As of June 30, 2009, the Company had $198.8 million of 8.75% Notes outstanding with an estimated fair value of approximately $150.1 million based upon their traded value at June 30, 2009.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $7.0 million as of June 30, 2009.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: August 14, 2009	By:	/s/R.S. Whatley
R. S. Whatley, Principal Financial and
Accounting Officer