Form 10-Q
period 2009-09-30
POINDEXTER J B & CO INC
filed 2009-11-16
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.)  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated Filer ☒	Smaller Reporting Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 13, 2009.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amount)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$44,762	$36,251
Accounts receivable, net	39,908	42,668
Inventories, net	53,065	68,071
Deferred income taxes	2,123	2,123
Income tax receivable	3,168	4,589
Prepaid expenses and other	3,488	2,715
Total current assets	146,514	156,417
Property, plant and equipment, net	69,633	73,699
Goodwill	35,550	35,550
Intangible assets, net	16,191	17,147
Deferred income taxes	910	—
Other assets	13,015	13,125
Total assets	$281,813	$295,938
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,205	$2,574
Borrowings under revolving credit facility	28	417
Accounts payable	24,335	26,825
Accrued compensation and benefits	7,970	8,718
Other accrued liabilities	13,603	18,731
Total current liabilities	48,141	57,265
Non-current liabilities
Long-term debt, less current portion	202,407	204,411
Deferred income taxes	2,869	2,869
Employee benefit obligations and other	7,132	7,605
Total non-current liabilities	212,408	214,885
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued & outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	50	(254)
Retained earnings	1,728	4,556
Total stockholder’s equity	21,264	23,788
Total liabilities and stockholder’s equity	$281,813	$295,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(Unaudited) (Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$108,767	$167,178	$371,109	$559,649
Cost of sales	95,277	142,286	323,449	485,538
Gross profit	13,490	24,892	47,660	74,111
Selling, general and administrative expense	11,433	17,720	37,823	49,734
Closed and excess facility costs	—	—	642	—
Gain on repurchase of 8.75% Notes	—	—	(186)	—
Other income	(204)	(454)	(427)	(628)
Operating income	2,261	7,626	9,808	25,005
Interest expense	4,427	4,266	13,683	13,620
Interest income	(22)	(148)	(137)	(314)
Income (loss) before income taxes	(2,144)	3,508	(3,738)	11,699
Income tax provision (benefit)	155	1,371	(910)	5,057
Net income (loss)	(2,299)	2,137	(2,828)	6,642
Retained earnings (accumulated deficit) at beginning of period	4,027	2,271	4,556	(2,234)
Retained earnings at end of period	$1,728	$4,408	$1 ,728	$4,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,828)	$6,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,102	13,362
Amortization of debt issuance costs	444	507
Gain on purchase of 8.75% Notes	(186)	—
Provision for excess and obsolete inventory	1,351	248
Provision for doubtful accounts receivable	313	632
Gain on sale of property, plant and equipment	(160)	—
Deferred income tax benefit	(910)	(123)
Other	111	(87)
Change in assets and liabilities:
Accounts receivable	2,665	(1,832)
Inventories	13,774	13,440
Prepaid expenses and other	(763)	(655)
Accounts payable	(2,391)	2,959
Income tax receivable	1,584	5,804
Accrued interest	(4,375)	(4,715)
Other accrued liabilities	(3,295)	1,581
Net cash provided by operating activities	18,436	37,763
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	307	—
Proceeds from sale of minority interest	—	354
Purchase of property, plant and equipment	(7,656)	(8,805)
Increase in restricted cash	(131)	(737)
Net cash used in investing activities	(7,480)	(9,188)
Cash flows from financing activities:
Net payments of revolving credit facility	(389)	(3,637)
Payments of long-term debt and capital leases	(1,990)	(1,800)
Net cash used in financing activities	(2,379)	(5,437)
Effect of exchange rate on cash	(66)	(445)
Change in cash and cash equivalents	8,511	22,693
Cash and cash equivalents at beginning of period	36,251	6,684
Cash and cash equivalents at end of period	$44,762	$29,377

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

(2) Basis of Presentation and Opinion of Management.  The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net Sales:
Morgan	$29,854	$57,727	$113,996	$194,492
Morgan Olson	13,080	21,491	42,361	82,126
Truck Accessories	31,268	32,068	88,646	105,078
Specialty Manufacturing	35,153	56,534	127,130	179,661
Eliminations	(588)	(642)	(1,024)	(1,708)
Net Sales	$108,767	$167,178	$371,109	$559,649
Operating Income (Loss):
Morgan	$19	$2,587	$1,252	$5,660
Morgan Olson	624	1,443	468	4,000
Truck Accessories	2,920	1,002	5,778	2,715
Specialty Manufacturing	(559)	6,451	5,266	19,917
JBPCO (Corporate)	(743)	(3,857)	(2,956)	(7,287)
Operating Income (loss)	$2,261	$7,626	$9,808	$25,005

	September 30, 2009	December 31, 2008
Total Assets as of:
Morgan	$39,470	$43,897
Morgan Olson	18,403	23,752
Truck Accessories	61,571	62,230
Specialty Manufacturing	120,314	131,329
JBPCO (Corporate)	42,055	34,730
	$281,813	$295,938

Morgan has two customers (truck leasing and rental companies) that together accounted for 55.9% and 48.2% of Morgan’s net sales during each of the nine months ended September 30, 2009 and 2008.  Accounts receivable from these customers totaled $2,272 and $2,850 at September 30, 2009 and December 31, 2008, respectively.  Specialty Manufacturing has two oilfield service customers that accounted for approximately 40.1% and 42.1% of Specialty Manufacturing’s net sales during each of the nine months ended September 30, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $5,365 and $6,677 at September 30, 2009 and December 31, 2008, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(4) Comprehensive Income.   The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(2,299)	$2,137	$(2,828)	$6,642
Foreign currency translation gain (loss)	380	(282)	429	(698)
Increase in underfunded defined benefit plan	—	—	(125)	—
Comprehensive income (loss)	$(1,919)	$1,855	$(2,524)	$5,944

(5) Inventories.  Consolidated net inventories consisted of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$22,515	$33,081
Work in process	16,880	24,553
Finished goods	13,670	10,437
Total inventories	$53,065	$68,071

(6) Goodwill and Intangible Assets

The Company’s goodwill and other intangible assets were $51,700 at September 30, 2009.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  The Company has begun the required impairment test of goodwill in the fourth quarter.

(7) Long-Term Debt.

The Company has the option to redeem the 8.75% Notes at any time, at a defined premium plus accrued and unpaid interest to the date of redemption.   On February 9, 2009, the Company purchased $400 of its 8.75% Notes on the open market resulting in a gain of $186.

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of September 30, 2009 and 2008, the Company had $198,800 and $200,000, respectively, of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $168,000 and $146,000, based upon its traded values at September 30, 2009 and 2008, respectively.  The estimated fair values are measured using Level 1 inputs which are described as quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(8) Supplemental Cash Flow Information.

The supplemental cash flow information for the nine months ended September 30, 2009 and 2008 was as follows:

	2009	2008
Cash paid for interest	$18,114	$17,944
Cash refunded for income taxes	$(1,421)	(455)
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	—	439

(9) Income Taxes.

The income tax provision for the periods ended September 30, 2009 and 2008 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates (“uncertain tax positions”) and classifies related interest and penalties as income tax expense in the financial statements.  The total amount of accrued interest and penalties related to these tax positions was $576 at September 30, 2009 and $824 at December 31, 2008.  This decrease was mainly related to the settlement of examinations by two state taxing authorities during the nine months ended September 30, 2009.  The settlement had no impact on the provision for income taxes during the period ended September 30, 2009, as the settlement amounts fairly reflected the amounts already included in the Company’s liability for uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. The Company has concluded substantially all U.S. federal income tax matters for years through 2004.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2004.  Currently, the Company is under audit by Canada Revenue Agency for tax years 2001 through 2006 and is being audited by the Internal Revenue Service for 2006. The Company has provided for all known potential exposures for those examinations.

(10) Contingencies.

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $1,858 and $2,358 in standby letters of credit outstanding at September 30, 2009 and December 31, 2008, respectively, primarily securing the Company’s chassis bailment pool programs.

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

(11) Closed and Excess Facility Costs.

During the second quarter of 2009, Specialty Manufacturing announced a plan to close its machining services facilities in Milwaukee, Wisconsin.   Specialty Manufacturing recorded a closed and excess facility charge of $600 during the three months ended June 30, 2009 including future personnel-related costs and rent payments totaling $200.  As of September 30, 2009, $600 had been paid with respect to these costs and no further expenditures related to the closing of this facility are anticipated.

(12) New Accounting Standards.

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification TM (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The guidance and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification became effective for the Company during its interim period ending September 30, 2009 and its adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The pronouncement provides: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The guidance was effective prospectively for interim or annual periods ending after June 15, 2009.  The adoption of the guidance for the quarter ended June 30, 2009 did not have a material impact on the Company’s financial position, results of operations and liquidity, and related disclosures.

In December 2007, the FASB issued revised guidance on business combinations, which improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The guidance requires the acquiring entity in a

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they may need to evaluate and understand the nature and financial effect of the business combination. The guidance also requires transaction costs for a business combination be expensed as incurred.  The guidance generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued guidance on accounting and reporting standards for the noncontrolling (minority) interests in subsidiaries and for the deconsolidation of a subsidiary. The guidance is effective for fiscal years beginning after December 15, 2008 and its adoption has not had any material impact on the Company’s financial position, results of operations and liquidity, and its related disclosures.

In April 2009, the FASB issued guidance on interim disclosures about the fair value of financial instruments which requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.  The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations and liquidity, and its related disclosures.

(13) Subsequent Events

The Company has evaluated subsequent events through November 16, 2009, the filing date of this Form 10-Q, and has determined that there were no subsequent events to recognize or disclosure in these financial statements, other than the status of our goodwill assessment (Note 6), which was not completed as of November 16, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2008 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For more complete information, please refer to that section.

Results of Operations

Three months ended September 30, 2009 Compared to Three months ended September 30, 2008 (Unaudited)

Sales.  Our consolidated net sales decreased $58.4 million, or 34.9%, to $108.8 million for the quarter ended September 30, 2009 compared to $167.2 million for the quarter ended September 30, 2008.

•                  Morgan’s net sales decreased $27.9 million, or 48.3%, to $29.9 million compared to $57.7 million for the prior period.  Demand for Morgan’s truck bodies remained weak, evidenced by a decline in unit shipments of 59.4% compared to the prior quarter.  Net sales of Commercial units decreased 35.1% to $25.9 million on a 35.3% reduction in shipments.  There were no Consumer Rental sales this period compared to $13.6 million last year.  Consumer Rental unit production has historically been substantially complete by the end of the second quarter; however in the prior period, one of Morgan’s customers experienced delays in the delivery of its chassis that postponed $10.6 million of sales until the third quarter.  Parts and service sales were $2.6 million for the quarter compared to $2.8 million in the prior period.   New product sales of personal storage units contributed $0.9 million in the current period.

•                  Morgan Olson’s net sales decreased $8.4 million, or 39.1%, to $13.1 million compared to $21.5 million for the prior period as demand for its products declined during the quarter.  Step van sales declined $6.9 million, or 42.6%, to $9.3 million on a 38.3% decline in unit shipments due primarily to an atypical $6.0 million UPS order that occurred in the prior period.  Service parts sales also decreased 26.2% to $3.3 million compared to $4.4 million last year due partly to customers maintaining fewer units in service at Morgan Olson’s customers.

•                  Truck Accessories’ net sales decreased $0.8 million, or 2.5%, to $31.3 million compared to $32.1 million for the prior period.  New pickup truck sales in the United States declined by 27.3% while shipments of Truck Accessories Group’s caps and tonneaus decreased only 2.2% to approximately 31,700 units. The modest reduction in Truck Accessories’ shipments relative to the significant drop in new truck sales is attributed to an increase in market share.

•                  Specialty Manufacturing’s net sales decreased $21.3 million, or 37.8%, to $35.2 million compared to $56.5 million for the prior period.  The industries served by Specialty Manufacturing have continued to experience a decline in demand.

Backlog.  Consolidated backlog was $82.6 million as of September 30, 2009 compared to $149.2 million at December 31, 2008 and $160.7 million as of September 30, 2008.

•                  Morgan’s backlog was $24.9 million at the end of the third quarter compared to $47.6 million at December 31, 2008 and $32.0 million at September 30, 2008.  The decrease in backlog compared to both a year ago and December 31, 2008 was due to the continued industrywide reduction in demand for truck bodies.

•                  Morgan Olson’s backlog was $22.6 million compared to $18.2 million at December 31, 2008 and $34.0 million at September 30, 2008.  The decrease over the prior year was due to lower fleet orders and lower demand from retail customers for step vans this year.

•                  Truck Accessories’ backlog was $2.7 million compared to $2.2 million at December 31, 2008 and $2.5 million as of September 30, 2008.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•                  Specialty Manufacturing’s backlog was $32.4 million compared to $81.3 million at December 31, 2008 and $92.2 million at September 30, 2008.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $47.0 million, or 33.0%, to $95.3 million for the quarter ended September 30, 2009 compared to $142.3 million for the quarter ended September 30, 2008. Consolidated gross profit decreased by $11.4 million, or 45.8%, to $13.5 million (12.4% of net sales) for the quarter compared to $24.9 million (14.9% of net sales) last year.  Material costs were 48.0% and 49.0% of net sales for the three months ended September 30, 2009 and 2008, respectively, labor costs were 14.1% of net sales compared to 13.9% last year, and overhead costs were 25.5% of net sales compared to 22.2% last year.

•                  Morgan’s gross profit decreased $3.6 million, or 60.1%, on a 48.3% decrease in sales to $2.4 million (8.0% of its net sales) compared to $6.0 million (10.4% of its net sales) for the prior period.  In spite of material costs decreasing as a percentage of sales from 57.2% to 52.3%, the decrease in gross profit as a percent of sales was due to lower overhead absorption on lower production volumes and higher average labor rates resulting from a 36.7% reduction of manufacturing team member positions during the period.

•                  Morgan Olson’s gross profit decreased $1.3 million to $1.9 million (14.6% of its net sales) compared to $3.2 million (15.0% of its net sales) for the prior period.  The decrease in gross profit margin was a result of lower absorption of indirect labor and overhead expenses on lower production volumes partially offset by lower material costs.

•                  Truck Accessories’ gross profit increased $1.6 million, or 38.2%, to $5.9 million (18.9% of its net sales) compared to $4.3 million (13.3% of its net sales) for the prior period.  The increase in gross profit and gross profit margin was primarily due to reduced material costs as a result of continued improvements in materials management and lower overhead costs.

•                  Specialty Manufacturing’s gross profit decreased $8.1 million, or 71.3%, to $3.3 million (9.3% of its net sales) compared to $11.4 million (20.1% of its net sales) for the prior period.  Gross profit margin declined as a result of lower sales, higher material costs that increased from 44.6% of net sales to 53.8% and lower overhead absorption on lower production volume as overhead expense increased to 20.8% of net sales compared to 17.0% in the prior period.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $6.3 million, or 35.5%, to $11.4 million (10.5% of net sales) for the quarter ended September 30, 2009 compared to $17.7 million (10.6% of net sales) for the quarter ended September 30, 2008.

•                  Morgan’s selling, general and administrative expenses decreased $1.5 million, or 37.3%, to $2.4 million (8.2% of its net sales) compared to $3.9 million (6.7% of its net sales) for the prior period.  Expenses declined due to a 17.3% reduction in personnel and related costs and lower commissions on decreased sales.

•                  Morgan Olson’s selling, general and administrative expenses decreased $0.5 million, or 27.8%, to $1.3 million (9.9% of its net sales) compared to $1.8 million (8.3% of its net sales) for the prior period.   The decrease in expenses was primarily due to the transfer of three team members to the Corporate payroll as part of a shared services function and a reduction in personnel.

•                  Truck Accessories’ selling, general and administrative expenses were $2.9 million (9.6% of its net sales) compared to expenses of $3.3 million (10.2% of its net sales) for the prior period. The decrease in selling, general and administrative expenses at Truck Accessories Group was the result of a 20.6% reduction in personnel.

•                  As a result of decreases in personnel and compensation, Specialty Manufacturing’s selling, general and administrative expenses decreased $0.9 million, or 18.9%, to $4.0 million (11.3% of its net sales) from $4.9 million (8.7% of its net sales) for the prior period.

•                  Corporate selling, general and administrative expenses decreased $3.1 million, or 80.7%, to $0.7 million from $3.9 million for the prior period.  The decrease was due primarily to costs related to workers’ compensation and general liability insurance claim reserves of $1.4 million in the prior period and a reduction in management salaries, wages and incentive bonuses.

Other income.  Other income of $0.2 million during the quarter was primarily due to a gain on sale of assets at Specialty Manufacturing.

Operating Income.  Due to the effect of the factors summarized above, consolidated operating income decreased $5.3 million to $2.3 million (2.1% of net sales) for the quarter ended September 30, 2009 from $7.6 million (4.6% of net sales) for the quarter ended September 30, 2008.

•                  Morgan’s operating income decreased $2.6 million, or 99.3%, to $19,000 compared to $2.6 million (4.5% of its net sales) for the prior period.

•                  Morgan Olson’s operating income decreased $0.8 million to $0.6 million (4.8% of its net sales) compared to $1.4 million for the prior period (6.7% of its net sales).

•                  Truck Accessories’ operating income increased $1.9 million, or 191.4%, to $2.9 million (9.3% of its net sales) compared to $1.0 million (3.1% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income decreased $7.0 million to a loss of $0.6 million compared to income of $6.5 million (11.4% of its net sales) for the third quarter in 2008.

Interest expense.  Consolidated interest expense increased $0.1 million, or 3.8%, to $4.4 million (4.1% of net sales) for the quarter ended September 30, 2009 compared to $4.3 million (2.6% of net sales) for the quarter ended September 30, 2008.

Income taxes. The effective tax rate was -7.2% and 39.1% of income before income taxes for the three months ended September 30, 2009 and 2008, respectively.  The negative effective tax rate for the current period is a result of income from foreign operations and state taxes despite the overall loss for the quarter.  The income tax provisions for the three months ended September 30, 2009 and 2008 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008 (Unaudited)

Sales. Our consolidated net sales decreased $188.5 million, or 33.7%, to $371.1 million for the nine months ended September 30, 2009 compared to $559.6 million for the nine months ended September 30, 2008.

•                  Morgan’s net sales decreased $80.5 million, or 41.4%, to $114.0 million compared to $194.5 million for the prior period.  Total shipments declined 45.9% as demand for Class 3-7 truck bodies remained at depressed levels.  Sales of Commercial units decreased $61.5 million, or 41.1%, and Consumer Rental sales declined $16.2 million, or 49.1%, compared to the prior year.  The decline in sales was partially offset by a 7.2% increase in the average price of truck bodies and new product sales of personal storage units of $1.0 million.

•                  Morgan Olson’s net sales decreased $39.7 million, or 48.4%, to $42.4 million compared to $82.1 million for the prior period.  Step van sales comprising both fleet units and retail units decreased $31.2 million, or 51.7%, to $29.2 million from $60.4 million in the prior period.  The average unit price of a step van increased 9.2% as shipments of higher priced retail units increased compared to fleet units.  Service parts sales decreased $7.1 million, or 37.4%, primarily as a result of a one-time $5.5 million service parts sale to the United States Postal Service that occurred in the prior period.

•                  Truck Accessories’ net sales decreased $16.5 million, or 15.6%, to $88.6 million compared to $105.1 million for the prior period.  Cap and tonneau sales decreased $13.0 million, or 13.7%, to $82.1 million from $95.1 million as pickup truck sales in the United States and Canada decreased 34.3% compared to the same period a year ago.  Unit shipments declined 16.8% to approximately 90,000 units and the average price per unit increased 3.9% compared to prior year.  Sales of glass window and door components to third parties declined $3.5 million, or 35.2%, to $6.5 million compared to $10.0 million in the prior year.

•                  Specialty Manufacturing’s net sales decreased $52.6 million, or 29.2%, to $127.1 million compared to $179.7 million for the prior period as sales at the machining services, plastics-based packaging business and Specialty Vehicles Group continued to decline in comparison to the same period last year.

Cost of sales and gross profit.  Our consolidated cost of sales decreased $162.1 million, or 33.4%, to $323.4 million compared to $485.5 million for the prior period. Consolidated gross profit decreased $26.4 million, or 35.7%, to $47.7 million (12.8% of net sales) compared to $74.1 million (13.2% of net sales) for the prior period.  Material costs were 48.0% of net sales for the nine months ended September 30, 2009 compared to 51.3% last year, labor costs were 13.9% of net sales compared to 14.3% last year, and overhead costs were 24.9% of net sales compared to 21.5% last year.

•                  Morgan’s gross profit decreased $7.7 million, or 43.1%, to $10.2 million (8.9% of its net sales) compared to $17.9 million (9.2% of its net sales) for the prior period.  While material and labor costs as a percent of net sales were lower compared to the same period last year, lower overhead absorption on decreased production volume reduced gross profit as a percent of sales in the period just ended.

•                  Morgan Olson’s gross profit decreased $5.1 million, or 53.2%, to $4.5 million (10.6% of its net sales) compared to $9.6 million (11.6% of its net sales) for the prior period.  Gross profit margin decreased in spite of lower material and labor costs due primarily to lower overhead absorption on decreased production volume.

•                  Truck Accessories’ gross profit increased $1.7 million, or 13.5%, to $14.4 million (16.3% of its net sales) compared to $12.7 million (12.1% of its net sales) for the prior period.  The increase in gross margin was the result of lower costs of material and labor and overhead in spite of a 2.5% decrease in sales.

•                  Specialty Manufacturing’s gross profit decreased $15.4 million, or 45.3%, to $18.6 million (14.6% of its net sales) compared to $34.0 million (18.9% of its net sales) for the prior period.   The decline in gross profit margin was primarily due to inefficiencies in labor as labor costs as a percent of net sales increased from 17.3% of net sales to 18.1%.  Overhead expenses increased to 19.8% of net sales compared to 16.0% in the prior period as a result of decreased absorption on lower production volume.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $11.9 million, or 23.9%, to $37.8 million (10.2% of net sales) for the nine months ended September 30, 2009 compared to $49.7 million (8.9% of net sales) for the nine months ended September 30, 2008.

•                  Morgan’s selling, general and administrative expenses decreased $3.2 million, or 26.4%, to $9.2 million (8.0% of its net sales) compared to $12.4 million (6.4% of its net sales) for the prior period.  The decrease was primarily due to lower sales commissions and a 20.0% reduction in average headcount compared to the prior year.

•                  Morgan Olson’s selling, general and administrative expenses decreased $1.6 million, or 28.0%, to $4.0 million (9.5% of its net sales) compared to $5.6 million (6.8% of its net sales) for the prior period due primarily to a $0.4 million decrease in sales commissions paid and a 29.0% decrease in average headcount.

•                  Truck Accessories’ selling, general and administrative expenses decreased $1.3 million, or 13.5%, to $8.7 million (9.8% of its net sales) compared to $10.0 million (9.5% of its net sales) for the prior period due principally to a 22% reduction in headcount compared to the prior period.

•                  Specialty Manufacturing’s selling, general and administrative expenses decreased $1.5 million, or 10.8%, to $12.9 million (10.1% of its net sales) from $14.4 million (8.0% of its net sales) for the prior period.  The decrease was due primarily to a 14.0% reduction in headcount compared to the prior period.

•                  Corporate selling, general and administrative expenses decreased $4.1 million, or 56.9%, to $3.2 million compared to $7.3 million for the prior period   The decrease was primarily due to $1.4 million of worker’s compensation and general liability insurance claims that occurred in the prior period and a $1.2 million decrease in management salaries, wages and incentive bonuses.

Operating income.  Due to the effect of the factors described above, consolidated operating income decreased by $15.2 million, or 60.8%, to $9.8 million (2.6% of net sales) for the nine months ended September 30, 2009 from $25.0 million (4.5% of net sales) in the same period last year.

•                  Morgan’s operating income decreased $4.4 million, or 77.9%, to $1.3 million (1.1% of its net sales) compared to $5.7 million (2.9% of its net sales) for the prior period.

•                  Morgan Olson’s operating income decreased $3.5 million, or 88.3%, to $0.5 million (1.1% of its net sales) compared to $4.0 million (4.9% of its net sales) for the prior period.

•                  Truck Accessories’ operating income increased $3.1 million, or 112.8%, to $5.8 million (6.5% of its net sales) compared to $2.7 million (2.6% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income decreased $14.7 million, or 73.6%, to $5.3 million (4.1% of its net sales) compared to $19.9 million (11.1% of its net sales) for the prior period.

Interest expense.  Consolidated interest expense increased $0.1 million, or 0.5%, to $13.7 million (3.7% of net sales) for the nine months ended September 30, 2009 compared to $13.6 million (2.4% of net sales) for the nine months ended September 30, 2008.

Income taxes. The effective income tax rate was 24.3% and 43.2% of income before income taxes for the nine months ended September 30, 2009 and 2008, respectively.  The income tax provisions for the nine months ended September 30, 2009 and 2008 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Liquidity and Capital Resources

Working capital at September 30, 2009 and December 31, 2008 was $98.4 million and $99.2 million, respectively.  Excluding cash and cash equivalents, working capital decreased $9.3 million.  Cash increased $8.5 million during the nine months ended September 30, 2009 as a result of cash generated by operations of $18.7 million less cash used in investing activities, primarily capital expenditures, of $7.7 million and payments on our revolving credit facility and capital leases of $2.4 million.  Consistent with the reduction in sales, working capital was reduced by a $2.7 million decrease in accounts receivable and a $13.8 million decrease in inventories that were partially offset by an $0.8 million increase in prepaid expenses and a $9.8 million decrease in accounts payable and accrued expenses.

Accounts receivable days sales outstanding at September 30, 2009 were approximately 33 compared to 30 at September 30, 2008.  Days inventory on hand were approximately 51 at September 30, 2009 compared to 40 at September 30, 2008 due to an increase in inventory at Specialty Manufacturing.  Days payable outstanding were approximately 24 at September 30, 2009 compared to 20 at September 30, 2008.

Operating cash flows.  Operating activities during the nine months ended September 30, 2009 generated cash of $18.4 million compared to $37.8 million during the nine months ended September 30, 2008.  The decrease in cash generated by operations was primarily due to a $9.5 million decrease in net income and the changes to working capital described above.

Investing cash flows.  Net cash used in investing activities was $7.5 million and $9.2 million for the nine months ended September 30, 2009 and 2008, respectively.  Investing activities were comprised of approximately $7.7 million and $8.8 million of capital expenditures in the nine months ended September 30, 2009 and 2008, respectively.  Capital expenditures were comprised primarily of $5.7 million of machinery and equipment and $0.9 million of new product molds at Truck Accessories.

Financing cash flows.  Net cash used by financing activities totaled $2.4 million compared to $5.4 million in the prior period. The decrease in cash used was due to lower repayments of amounts outstanding under our revolving credit facility.

Long-term debt.  At September 30, 2009, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 1.8 to 1.0.  The decline to below 2.0 to 1.0 will prevent us from incurring any additional debt, except under the terms of our Revolving Credit Facility.  Our Revolving Credit Facility, which was extended through March 15, 2010 and automatically renews for a twelve-month period after March 15 of each year unless notice is provided at least 90 days prior to expiration by either party, and Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  Based upon our borrowing base, we had approximately $47.2 million of availability under our Revolving Credit Facility at September 30, 2009.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. We believe that our cash and borrowing availability under the Revolving Credit Facility will satisfy our cash requirements for the coming year given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  There is no certainty that we will generate sufficient cash flows, and, if we do not generate sufficient cash flows, we may have to engage in other activities such as the sale of assets to meet our cash requirements. We may not be able to refinance any of our debt as it matures or take other actions to generate the necessary cash to pay our debt on commercially reasonable terms or at all. Furthermore, one of our strategies is to pursue acquisitions. Any future acquisition or similar transaction may require additional capital, which may not be available to us.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the nine months ended September 30, 2009.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Forward-looking statements in this report, including without limitation statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (1) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; and  (2) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

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

Interest Rates

As of September 30, 2009, the Company had $198.8 million of 8.75% Notes outstanding with an estimated fair value of approximately $168.8 million based upon their traded value at September 30, 2009.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $6.6 million as of September 30, 2009.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of the Canadian operations is the Canadian Dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

Item 4.    Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a—15 of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, the Company’s chief executive officer and principal accounting officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).

Based on such evaluation, the Company’s chief executive officer and principal accounting officer have concluded that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

Item 4T.  Controls and Procedures

Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Principal Accounting  Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Principal Accounting  Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC report (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Principal Accounting  Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: November 16, 2009	/s/ Edwin Lau
Principal Accounting Officer