Form 10-K
period 2009-12-31
POINDEXTER J B & CO INC
filed 2010-03-31
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  (Check One):

☐ – Large accelerated filer	☐ – Accelerated filer

☒ – Non-accelerated filer	☐ – Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2010 was $0.00.

As of March 31, 2010, the registrant had 3,059 shares of common stock issued and outstanding.

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

Morgan

We believe Morgan is the leading United States manufacturer of commercial truck bodies for medium-duty trucks based upon estimated market share and total 2009 sales volume. Morgan generally manufactures products for medium-duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with Morgan’s products are commonly used in a wide variety of applications, including general freight deliveries, moving and storage, and distribution of refrigerated consumables. Morgan also offers service programs for its truck bodies.

Morgan reaches a broad base of customers in the United States and Canada through its sales force and its more than 200 authorized distributors and Morgan authorized service centers. Its customers include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through nine manufacturing plants and eight service facilities in strategic locations throughout North America, Morgan can provide timely product delivery and service to its customers.

The principal products Morgan manufactures and sells are:

•                  dry freight bodies that are typically fabricated with prepainted aluminum or fiberglass-reinforced plywood panels or Morganplate® panels, a composite panel, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements;

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

Morgan’s net sales constituted 31% of JBPCO’s consolidated net sales in 2009, 33% in 2008 and 42% in 2007.  Morgan generates sales of truck bodies through its sales force directly to large end-user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies constituted 80% of Morgan’s net sales in 2009, 78% in 2008 and 83% in 2007.

Morgan has an independent authorized distributor network of 41 distributors nationwide. Most distributors sell a wide variety of trucks and related equipment to truck dealers and end users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to approximately 460 dealers in 2009.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rent to the general public. Morgan makes these sales through a bid process and negotiation directly with these companies through its sales force. Primary Consumer Rental customers include Penske and U-Haul.  Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the following year. These sales are seasonal, with substantially all product shipments occurring in the first six months of the year. Consumer Rental sales tend to be the most volatile and price-sensitive aspect of Morgan’s business and depend on factors such as product mix and delivery schedules. Consumer Rental sales constituted 11% of Morgan’s net sales in 2009, 15% in 2008 and 11% in 2007.

Morgan’s two largest customers, Penske and Ryder, together have historically represented approximately 45% to 55% of Morgan’s total net sales. Each has been Morgan’s customer for approximately 25 years and we believe relations with each are good. Sales to these customers represented 17% of JBPCO’s consolidated net sales in 2009, 16% in 2008 and 22% in 2007.  Accounts receivable from these customers were $2.8 million and $2.9 million at December 31, 2009 and 2008, respectively.

Morgan also builds truck bodies and installs them on chassis acquired under a bailment pool agreement with General Motors Acceptance Corporation.  Pool program sales were approximately $0.2 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively.

Morgan offers limited service programs at its own service facilities and its authorized distributors. Service sales constituted 6% of Morgan’s net sales in 2009, 5% in 2008 and 5% in 2007.

Morgan also sells its products in Canada and Mexico.  In 2009, foreign sales (primarily in Canada) represented approximately 6% of Morgan’s net sales and 2% of JBPCO’s consolidated net sales.

Manufacturing and supplies.  Morgan, which is headquartered in Morgantown, Pennsylvania, operates manufacturing, body mounting, and parts and service facilities in Arizona, California, Florida, Georgia, Pennsylvania, Texas, Wisconsin and Ontario, Canada. Morgan has sales, service and body mounting facilities in Colorado, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Many of Morgan’s domestic manufacturing facilities are ISO 9001-2000 certified.

Generally, Morgan engineers its products to the specifications of the customer. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver the truck chassis to Morgan. Morgan manufactures and installs the body on the customer-owned chassis and the customer or Morgan arranges for delivery of the completed truck. Morgan’s production cycle ranges from three to seven days for dry freight products and up to 28 days for more complex refrigerated products.  Delays in chassis deliveries can disrupt Morgan’s operations and can increase its working capital requirements.

Because contracts for Consumer Rental sales are entered into in the summer or fall but production does not begin generally until the following January, Morgan typically has a significant backlog of Consumer Rental sales orders at the end of each year that are produced and shipped through June of the following year. In addition, Morgan typically maintains a significant backlog of Commercial sales. Morgan’s backlog at December 31, 2009 was $73.1 million compared to $47.6 million at December 31, 2008. Morgan expects to complete all of the orders in its 2009 year-end backlog during 2010.

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

Morgan’s principal raw materials include aluminum, steel, fiberglass-reinforced plywood and hardwood. Morgan acquires raw materials from a variety of sources and has not experienced significant shortages of materials. However, there are a limited number of suppliers of fiberglass-reinforced plywood, an important truck body material. While Morgan has not experienced a disruption in supply or a shortage of fiberglass-reinforced plywood, such a disruption or shortage could occur in the future. Morgan may not be able to replace its existing supply of fiberglass-reinforced plywood on acceptable terms or at all. To manage its supply costs, Morgan occasionally enters into long-term supply contracts on principal materials to secure prices for up to one year if considered necessary.  Morgan has taken advantage of the combined purchasing power of our companies, thereby generating savings on raw materials common to our businesses.

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

Morgan Olson

Morgan Olson is one of two major manufacturers of step vans servicing the United States and Canada. Step vans are specialized vehicles designed for multiple-stop delivery applications and they enable the driver of the vehicle to easily access the cargo area of the vehicle from inside the cab. Step vans are made to customer specifications for use in parcel, food, vending, uniform, linen and other delivery applications. Morgan Olson’s step van bodies are installed on International (Workhorse), Ford and Freightliner truck chassis for light- and medium-duty trucks with gross vehicular weight ratings between 10,001 and 33,000 pounds (Class 3-7) with body sizes ranging from 11 to 30 feet.  Morgan Olson is headquartered in Sturgis, Michigan, where it has manufacturing and service parts distribution facilities.

Morgan Olson’s net sales constituted 13%, 15% and 14% of JBPCO’s consolidated net sales in 2009, 2008 and 2007, respectively.

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

Morgan Olson also sells step van body service parts through its dealers and distributors and directly to customers. Morgan Olson is a major supplier of service parts for long-lived vehicles manufactured by it for the United States Postal Service under an agreement of indefinite term that is reviewed annually. The United States Postal Service has the right to terminate the agreement for its convenience at any time.  We believe Morgan Olson’s relationship with the United States Postal Service is satisfactory however, there can be no assurance that the parts supply agreement will continue.

Morgan Olson offers aftermarket support through its Service Parts Department for step vans manufactured by Morgan Olson and dry freight vans manufactured by Morgan.  The Service Parts business allows Morgan and Morgan Olson to consolidate their parts support functions, with dedicated fabrication, warehousing and shipping facilities.  This service provides fleet customers with a full range of parts and parts assemblies for their vehicles. Morgan Olson Service Parts and the Morgan Service and Repair Centers offer combined support that we believe gives both companies a competitive advantage.

Morgan Olson has one customer, United Parcel Service of America, Inc., that accounted for approximately 31%, 44% and 37% of Morgan Olson’s net sales during 2009, 2008 and 2007, respectively.  Accounts receivable from this customer were $0.1 million and $4.2 million at December 31, 2009 and 2008, respectively.

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

At December 31, 2009, Morgan Olson’s total backlog was $38.1 million, compared to $18.2 million at December 31, 2008. We expect that Morgan Olson will fill all 2009 backlog orders in 2010.

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

Truck Accessories’ net sales constituted 24% of JBPCO’s consolidated net sales in 2009, 19% in 2008 and 20% in 2007.

Customers and sales.  Most of Truck Accessories’ truck caps and tonneaus are purchased by individuals, small businesses and fleet operators through a network of over 1,800 independent, nonexclusive dealers.

Pace Edwards’ retractable tonneau covers are sold primarily through automotive accessory warehouse distributors.  State Wide sells directly to manufacturers through its dedicated sales team.

Truck Accessories also sells its products in Canada and Europe. In 2009, foreign sales (primarily in Canada) represented approximately 17% of Truck Accessories’ net sales and 4% of JBPCO’s consolidated net sales.

Manufacturing and supplies.  The design and manufacture of Truck Accessories’ products takes place at eight manufacturing facilities located in California, Indiana (five), Pennsylvania and Washington.

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

Truck Accessories obtains raw materials and components from a variety of sources. The most important are resin, fiberglass, paint, aluminum, locks and automotive-quality glass.  Truck Accessories and three other of our companies have committed to purchase principally all of their paint requirements through 2014 from one supplier at favorable prices.  As a result of its size and purchasing power, Truck Accessories has maintained a stable supply of materials and components on favorable terms and to date has not experienced significant shortages of these items.

Truck Accessories’ products are typically manufactured upon receipt of an order from its customers.  Consequently, its backlog represents approximately two weeks of production. Truck Accessories’ backlog was $2.6 million at December 31, 2009 compared to $2.2 million at December 31, 2008.

Industry.  Sales of caps and tonneaus, in general, correspond to the level of new pickup truck sales in the United States and Canada. In 2009, we estimate that 18% to 20% of new pickup trucks were equipped with caps and tonneaus. Based on Truck Accessories’ market share in the United States and Canada of approximately 48%, we estimate that approximately 9% of new pickup trucks are equipped with Truck Accessories’ caps and tonneaus. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, directly influence Truck Accessories’ business.  Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

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

Specialty Manufacturing

Specialty Manufacturing is comprised of Specialty Vehicle Group, MIC Group and EFP, and its sales made up 33% of JBPCO’s consolidated net sales in 2009, 34% in 2008 and 25% in 2007.  Specialty Vehicle Group represents approximately 27% of Specialty Manufacturing’s 2009 net sales and is comprised of Federal Coach and Eagle Coach.  Specialty Vehicle Group manufactures funeral coaches, limousines and specialized transit buses.  In late 2009, Specialty Vehicle Group decided to consolidate its two funeral and limousine manufacturing operations into one facility.  This consolidation is expected to be completed in 2010.  As part of this decision to consolidate, Specialty Vehicle Group decided to exit the specialized bus business and sold this product line and related assets, including certain equipment, inventory and intangible assets on December 31, 2009.  See Note 6 of Notes to the Consolidated Financial Statements.

MIC Group represents approximately 59% of Specialty Manufacturing’s 2009 net sales and provides manufacturing services for customers requiring precision machining of metal parts and machining and casting services with a concentration of customers in the oil and gas exploration and development services industry.  During 2007, MIC Group acquired three machining operations, each of which also has a customer concentration in the oil and gas services industry.  The three acquired operations are located in Duncan, Oklahoma, Brenham, Texas and Houston, Texas.

EFP represents approximately 14% of Specialty Manufacturing’s 2009 net sales and manufactures and sells expandable polystyrene and polypropylene foam, engineered to customer specifications for use by the automotive, medical, electronics, food, furniture, bath and plumbing, and appliance industries as packaging, shock-absorbing components and material-handling products, including temperature-controlled containers.

Products.   Specialty Vehicle Group manufactures a full line of funeral coaches, limousines and specialized buses.  We estimate that Specialty Vehicle’s funeral product sales represent approximately 41% of the domestic funeral coach market.   On December 31, 2009, Specialty Vehicle Group exited the specialized bus business and sold the assets related to these operations.

MIC Group is a contract manufacturer that produces precision metal parts used in energy exploration and production, aerospace and other industries and performs machining and casting services for manufacturers of metal parts and components.

EFP manufactures and sells material-handling and protective packaging products including shock-absorbing packaging material, reusable trays, and containers that are used for transporting components and the protection of those products. EFP also fabricates block and sheet products used by the Recreational Vehicle industry for producing sidewalls and doors and by the construction industry for insulation and commercial roofing applications. Additionally, EFP manufactures a line of temperature-controlled shipping containers for the protection of temperature-sensitive products such as food and medical products.

Customers and sales.  Specialty Vehicle Group manufactures and sells its line of funeral coaches, limousines and specialized buses to end users, such as livery companies, funeral directors and approximately 40 authorized dealers.  Its largest customer represented approximately 1% of the total net sales of Specialty Manufacturing in 2009, 3% in 2008 and 3% in 2007.

Specialty Vehicle Group also sells its products in Canada and Belgium.  In 2009, foreign sales represented approximately 2% of Specialty Manufacturing’s net sales and 1% of JBPCO’s consolidated net sales.

MIC Group sells products to international oilfield service companies and a variety of businesses in various industries. Two oilfield service customers, Schlumberger Limited and Halliburton Company, represented approximately 39% of the total sales of Specialty Manufacturing in 2009, 42% in 2008 and 28% in 2007.

EFP’s customers include manufacturers from a wide range of industries that require special packaging materials for protecting their products.

Manufacturing and supplies.  Specialty Manufacturing’s operations are located in Alabama, Arkansas, Indiana, Oklahoma, Ohio, Tennessee, Texas (three), Malaysia and Mexico. Its facilities in Alabama, Oklahoma and the three Texas plants are ISO 9000 certified and its facility in Indiana is ISO 9000, ISO 14001 and ISO/TS 16949 certified.

Specialty Vehicle Group engineers its products to its own specifications as well as those of chassis manufacturers in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a truck chassis or a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and modifies it to its specifications.  Bus bodies were built on truck chassis and funeral coaches and limousines are manufactured from a modified sedan by removing part of the interior, lengthening the body and building the required vehicle.  The production process typically takes between four and six weeks.  Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products including paints, plastics, sealants and lubricants.

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

EFP’s products are manufactured from a variety of materials including expandable polystyrene, polypropylene, polyethylene and resins which are subject to cost fluctuations based on changes to the price of oil and benzene in the international markets.

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

Specialty Manufacturing’s backlog at December 31, 2009 was $36.1 million compared to $81.3 million at December 31, 2008.  Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry.  Specialty Vehicle Group’s funeral products are used by funeral operators.  Sales generally increase with the introduction of new models by the chassis manufacturers.  VIP limousines and small to medium-sized buses are purchased by livery companies whose operations are influenced by the general economy.

MIC Group’s services are used by companies involved in oil and gas exploration as well as automotive and aerospace. The demand for equipment and services supplied to the oilfield service industry is directly related to the level of worldwide oil and gas drilling activity which is influenced by the price of oil and natural gas.  The price of a barrel of oil as of December 31, 2009 was approximately $79.36 compared to $44.60 as of December 31, 2008.

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

Some of Specialty Manufacturing’s competitors may be larger and have more resources.  Price, delivery times, technological expertise, design and capacity are the primary competitive factors in Specialty Manufacturing’s industries.

JBPCO (Corporate)

The members of the JBPCO (Corporate) office have historically provided strategic direction and support to the business units.  This role has been expanded to include procurement programs that take advantage of common raw material and component purchases across all of our business units on improved economic terms and the expansion of information technology resources to develop initiatives across all business units to reduce costs and improve data management.

Trademarks and patents

We own rights to certain presentations of Truck Accessories’ Leer brand name, which we believe are valuable because we believe that Leer is recognized as being a leading brand name.  We own rights to the Federal Coach and Eagle Coach names.  We also own rights to certain other trademarks and trade names, including certain presentations of Morgan’s name. Although these and other trademarks and trade names used by us help customers differentiate our product lines from those of competitors, we believe that the trademarks or trade names themselves are less important to customers than the quality of the products and services. Our subsidiaries, principally Morgan, EFP and Eagle Coach, hold, directly or indirectly through subsidiaries, patents on certain products and components used in their manufacturing processes. We do not believe that the loss of any one patent would have a material adverse effect on us.

Employees (“team members”)

At December 31, 2009, we had 2,890 full-time team members and an average of 2,850 full-time team members throughout the year.  Team members are unionized only at EFP’s Decatur, Alabama facility, where approximately 60 team members are a party to a contract expiring in August 2012. We believe that relations with our team members are good.

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

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on us.   Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  We expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards. Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions, for example, could limit expansion or otherwise have a material adverse effect on our business and financial condition.  For a description of currently outstanding environmental issues, see Note 16 of Notes to Consolidated Financial Statements.

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

Item 1A.                                                  Risk Factors

An investment in our securities is subject to a number of risks. An investor should carefully consider the following risk factors in evaluating such an investment. Any of the following risks, as well as other risks and uncertainties that we do not know about now or that we do not think are important, could seriously harm our business and financial results and cause the value of our securities to decline, which in turn could cause investors to lose all or part of their investment.

Our businesses are highly cyclical. A continuation of the economic downturn could adversely affect our ability to generate cash and make required payments on our debt.

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

In addition, we sell our products to customers in inherently cyclical industries, such as the trucking industry and the energy services industry, which experience significant downturns from time to time. As a result of the continuing economic recession that began in late 2007, we have experienced substantially lower sales across all our transportation businesses, namely Morgan, Morgan Olson, Truck Accessories and the Specialty Vehicle component of Specialty Manufacturing.  In 2008, our energy-related machining business, which is a component of Specialty Manufacturing, experienced a substantial increase in sales, including increased sales from the three related strategic acquisitions made in 2007.  However, the price of oil decreased from $91.73 a barrel at December 31, 2007 to $44.60 a barrel at December 31, 2008.  Because of this decrease in the price of oil, sales at our energy-related machining business began to decline in the second half of 2008 and continued to decline in 2009. Although the price per barrel of oil increased to $79.36 at December 31, 2009, sales were substantially lower in 2009 as demand for machining services remained weak.  Our combined operations generated cash of $28.8 million in 2009, and as of December 31, 2009 we had cash and cash equivalents on hand of $54.2 million and approximately $48.0 million available to borrow under our revolving credit facility.

The recent economic downturn has resulted in a significant decrease in our sales and could materially and adversely affect our operating cash flows and our ability to make required payments on our debt if prolonged.

Demand for our truck body products depends largely on the replacement cycle of delivery trucks.

Morgan and Morgan Olson produce and sell truck bodies for new delivery trucks, primarily in the general freight, moving and storage, parcel delivery and distribution industries. Demand for these products is driven by customers replacing older vehicles in their delivery truck fleets, and these customers often decide to postpone their purchases of new delivery trucks during economic downturns. If economic conditions or other factors, including longer useful lives of delivery trucks, cause our customers to reduce their capital expenditures and decrease investments in new delivery trucks, our sales could be materially and adversely affected. As a result, our ability to generate cash and make required payments on our debt could be negatively impacted.

The cyclicality of pickup truck sales could cause a decline in Truck Accessories’ sales.

Truck Accessories’ sales depend heavily on sales of new pickup trucks in North America. New pickup trucks sales in the United States and Canada decreased 29.3% from 2008 to 1.6 million units during 2009. January 2010 projections by industry associations indicate a 10% to 15% improvement in 2010 to an estimated 1.8 million units.   A decline in pickup truck sales would cause a decline in Truck Accessories’ sales, which could materially and adversely reduce Truck Accessories’ ability to generate cash and could reduce our ability to make required payments on our debt. Sales of pickup trucks are characterized by periodic fluctuations in demand due to, among other things, changes in general economic conditions, interest rates, fuel costs, new model introductions, consumer spending levels and consumer preferences.

We have a substantial amount of debt outstanding and may incur more debt, which could hurt our business prospects, limit cash flow available from our operations and prevent us from fulfilling our obligations under the 8.75% senior notes (“8.75% Notes”) and our other debt obligations.

We are significantly leveraged and will continue to be significantly leveraged.  We had $19.4 million of stockholder’s equity at December 31, 2009 and long-term debt of $205.2 million, including $199.8 million in aggregate principal amount of 8.75% Notes due 2014 and $5.4 million of capital lease obligations.  We had $48.6 million of secured debt availability under our revolving credit facility and we may be able to incur substantially more debt in the future.

We may not be able to compete favorably in our industries.

We experience direct competition in all of our product lines and some competitors have greater financial and other resources than we have. We face competition from existing competitors with entrenched positions and we could face competition from new ones. Changes in the nature of the industries in which we operate could produce competition from new sources. Increased competition may have a material adverse effect on our business, cash flows and ability to make required payments on our debt by reducing our sales or profit margins.

Most of our businesses rely on a small number of customers, the loss of any of which could have a material adverse effect on us.

Four of our businesses rely on a small number of customers to generate significant revenues.

•                  Morgan’s two largest customers, Penske and Ryder, together accounted for 54% of Morgan’s net sales in 2009, 48% in 2008 and 55% in 2007 and accounted for 17% of JBPCO’s consolidated net sales during 2009, 16% in 2008 and 22% in 2007.

•                  One customer accounted for 31% of Morgan Olson’s net sales during 2009, 44% in 2008 and 37% in 2007.

•                  Two customers accounted for 39% of Specialty Manufacturing’s net sales during 2009, 42% in 2008 and 28% in 2007 and accounted for 13% of JBPCO’s consolidated net sales in 2009, 14% in 2008 and 7% in 2007.

•                  Our top ten customers accounted for 39% of JBPCO’s consolidated net sales in 2009, 44% in 2008 and 41% in 2007.

Because of the relative importance of large customers and the degree of concentration in the industries we serve, we are subject to additional risk. We may not be able to maintain these customer relationships or maintain our historical levels of sales to these customers. Because of the size and importance of these customers, these customers may be able to exert pressure on us to lower our prices, which may reduce our profit margins and operating cash flow. If one or more of these customers were to experience financial difficulties, our ability to collect receivables from it or generate new sales to it would be materially and adversely affected.

Disruptions in delivery of truck or car chassis to us could impact the profitability of our business.

Morgan and Morgan Olson mount their truck bodies on customer-owned truck chassis delivered from truck chassis manufacturers.  Specialty Vehicle Group converts car chassis supplied by General Motors and Ford into products for its customers.  If truck and car chassis manufacturers or their suppliers experience disruptions in their businesses, resulting from plant closures or other cost-cutting initiatives, lack of cash resources, bankruptcy proceedings or other potential causes, Morgan, Morgan Olson and Specialty Vehicle Group may be unable to sell or deliver their products. Work stoppages or slowdowns experienced by the large truck and car manufacturers that supply chassis could result in delays or slowdowns in our ability to deliver products to our customers.

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

From time to time we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines. We have from time to time been identified as a potentially responsible party at various Superfund sites, which, based on available information, we do not anticipate will result in any material liability. However, new environmental requirements or more aggressive enforcement of existing ones or discovery of presently unknown conditions could require material expenditures or result in liabilities which could limit expansion or otherwise have a material adverse effect on our business, financial condition, operating cash flows and our ability to make required payments on our debt.

For a description of current environmental issues, see Note 16 of Notes to Consolidated Financial Statements.

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

We also are subject to product warranty claims in the ordinary course of our business. If we produce poor-quality products or use defective materials we may incur unforeseen costs in excess of what we have reserved in our financial statements. These costs could have a material adverse effect on our business, operating cash flows and ability to make required payments on our debt.

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

We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives could have a material adverse effect on our business. We may decide to make significant expenditures in an effort to streamline or improve our operations, including combining some of our operations at existing facilities, but may be unable to successfully implement or realize the expected benefits of these initiatives. We also may not be able to sustain improvements made to date. We may decide to alter or discontinue some aspects of our strategy and may adopt alternative or additional strategies, which may not be in the best interests of our note holders.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

Our business strategy includes growing through strategic acquisitions of other businesses with complementary products, manufacturing capabilities or geographic markets. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets.  If we fail to integrate acquired businesses successfully into our existing businesses or incur unforeseen expenses in consummating acquisitions we could incur unanticipated expenses and losses.

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

Acquisitions involve a number of special risks, including:

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

As a manufacturer, we are required to expend significant amounts of capital for engineering, development, tooling and other costs. Generally we seek to recover these costs through revenue generation, but we may be unsuccessful due to competitive pressures and other market constraints. We expect to fund capital expenditures through operating cash flows, borrowings under our revolving credit facility and other sources of borrowing such as capital leases, but we may not have adequate funds or borrowing availability to make all the necessary capital expenditures. If we are unable to make necessary capital expenditures, our business and our competitive position may be materially and adversely affected.

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

Item 1B.                                                  Unresolved Staff Comments

None.

Item 2.                                                           Properties

We own or lease the following manufacturing, office and sales facilities as of December 31, 2009:

Location	Principal use	Approximate square feet	Owned or leased	Lease expiration
Morgan:
Ehrenberg, Arizona	Manufacturing	119,000	Owned	—
Riverside, California	Manufacturing/service	62,000	Leased	2013
Atlanta, Georgia	Parts & service	20,000	Leased	2012
Rydal, Georgia	Manufacturing	85,000	Owned	—
Ephrata, Pennsylvania	Manufacturing	51,000	Leased*	2015
New Morgan, Pennsylvania	Manufacturing	62,900	Leased	2010
Morgantown, Pennsylvania	Manufacturing/service	261,000	Leased*	2015
Morgantown, Pennsylvania	Office/warehouse	110,000	Leased	2015
Corsicana, Texas	Manufacturing/service	63,000	Leased*	2015
Janesville, Wisconsin	Manufacturing/service	166,000	Leased	2015
Denver, Colorado	Parts & service	15,000	Leased	2012
Lakeland, Florida	Parts & service	47,000	Leased	2010
Tampa, Florida	Parts & service	24,000	Leased	2010
Brampton, Ontario, Canada	Office & manufacturing	35,000	Leased	2013
Morgan Olson:
Sturgis, Michigan	Office & manufacturing	384,000	Owned	—
Truck Accessories:
Woodland, California	Manufacturing	65,000	Leased	2012
Elkhart, Indiana	Office & research	23,500	Owned	—
Elkhart, Indiana	Manufacturing	132,500	Leased	2010
Elkhart, Indiana	Office & manufacturing	80,000	Owned	—
Elkhart, Indiana	Manufacturing	75,000	Leased	2013
Elkhart, Indiana	Manufacturing	150,000	Leased	2011
Elkhart, Indiana	Manufacturing	17,250	Leased	2012
Chickasha, Oklahoma	Warehouse	9,700	Leased	2010
Milton, Pennsylvania	Manufacturing/retail	103,000	Leased	2012
Clackamas, Oregon	Retail	12,700	Leased	2013
Centralia, Washington	Manufacturing	45,950	Owned	—
Specialty Manufacturing:
Amelia, Ohio	Office & manufacturing	54,100	Leased	2011
Brenham, Texas	Office & manufacturing	125,000	Owned	—
Brenham, Texas	Office & manufacturing	151,000	Owned	—
Decatur, Alabama	Manufacturing	175,000	Leased	2012
Duncan, Oklahoma	Office & manufacturing	53,000	Leased	2012
Elkhart, Indiana	Office & manufacturing	211,600	Owned	—
Fort Smith, Arkansas	Office & manufacturing	170,000	Leased	2010
Houston, Texas	Office & manufacturing	97,000	Leased	2012
Selangor Darul Ehsan, Malaysia	Office & manufacturing	30,000	Leased	2012
Monterrey, Mexico	Manufacturing	38,000	Leased	2011
Nashville, Tennessee	Manufacturing	40,900	Leased	2010
JBPCO (Corporate):
Houston, Texas	Office	10,000	Leased	2019

*Effective December 12, 2008, these facilities were sold to and leased back from an entity owned by John Poindexter. See Note 17 of Notes to Consolidated Financial Statements.

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

The sole shareholder of the Company signed a consent dated December 1, 2009 electing the following members of the board of directors for the ensuing year: John B. Poindexter, Stephen P. Magee and William J. Bowen.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of March 31, 2010, John Poindexter owned all of the registrant’s issued and outstanding common equity.  The Company has never paid cash dividends.

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

	Year ended December 31,
(Dollars in Millions)	2005	2006	2007	2008	2009
Operating data:
Net sales	$668.1	$795.4	$792.2	$706.4	$480.6
Cost of sales	593.1	701.1	707.2	610.8	420.1
Gross profit	75.0	94.3	85.0	95.6	60.5
Selling, general and administrative expenses	50.0	63.0	64.9	66.3	49.0
Closed and excess facility costs	0.4	2.7	0.2	0.8	0.6
Gain on repurchase of 8.75% Notes	—	—	—	(0.4)	(0.2)
Other expense (income)	0.1	(0.2)	(0.3)	(0.8)	0.2
Operating income	24.5	28.8	20.2	29.7	10.9
Interest expense	18.5	18.9	18.7	18.5	18.2
Interest income	(1.7)	(1.7)	(0.8)	(0.4)	(0.2)
Income tax provision (benefit)	2.6	3.4	3.1	4.8	(2.2)
Net income (loss)	$5.1	$8.2	$(0.8)	$6.8	$(4.9)
Ratio of earnings to fixed charges(a)	1.4x	1.5x	1.1x	1.5x	0.6x

Other data:
EBITDA(b)	$37.9	$43.8	$43.5	$48.6	$28.7
Consolidated Coverage Ratio(c)	2.1	2.4	2.3	2.6	1.6

Balance sheet data (at year end):
Working capital	$114.9	$112.3	$83.3	$99.2	$99.4
Total assets	$273.2	$292.4	$297.2	$295.9	$286.0
Total debt	$205.4	$207.6	$213.6	$207.4	$205.2
Stockholder’s equity	$9.7	$18.3	$18.3	$23.8	$19.4

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

	Year ended December 31,
(Dollars in Millions)	2005	2006	2007	2008	2009

Net income (loss)	$5.1	$8.2	$(0.8)	$6.8	$(4.9)
Income tax provision (benefit)	2.6	3.4	3.1	4.8	(2.2)
Interest expense	18.5	18.9	18.7	18.5	18.2
Depreciation and amortization	10.4	12.0	15.1	17.7	17.0
Noncash charges	0.4	1.1	—	0.8	0.6
Pro forma effect of acquisitions	0.9	0.2	7.4	—	—
	$37.9	$43.8	$43.5	$48.6	$28.7

(c)          “Consolidated Coverage Ratio” is the ratio of EBITDA to interest expense of the Company and its subsidiaries that guarantee the 8.75% Notes.  Among other things, it is used in the indenture to limit the amount of indebtedness that the Company may incur.  All the Company’s subsidiaries are restricted under the terms of the indenture and guarantee the 8.75% Notes.

Item 7.                                                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The current economic recession has affected all of our businesses but primarily our transportation-related businesses which began to experience lower demand for their products in the third quarter of 2007 that continued through 2008 and 2009.  We reacted and are continuing to react to these conditions by increasing market share at the expense of weaker competitors and reducing both direct and indirect costs through improved manufacturing processes and the reduction of general and administrative costs.  Our employee headcount was approximately 2,900 as of December 31, 2009 compared to 3,500 and 4,200 at December 31, 2008 and 2007, respectively.  In contrast to the previous economic downturn during 2001 and 2002, oil and gas exploration activity increased in 2008 compared to the prior year which along with three strategic acquisitions in 2007 provided significant additional net sales and operating income to our Specialty Manufacturing Division.  However, as the price of oil decreased from $91.73 per barrel at December 31, 2007 to $44.60 per barrel at December 31, 2008, sales at our energy-related machining business remained soft in 2009 even though the price per barrel of oil gradually increased throughout 2009 to $79.36 per barrel at December 31, 2009.

During the year ended December 31, 2007, MIC Group acquired three manufacturing businesses that specialize in providing services to the oil and gas exploration and production industry, primarily large multinational oilfield services companies.  MIC Group has combined them with its operations.  MIC Group acquired Richard’s Manufacturing Co., Inc. (“MIC Duncan”) effective April 30, 2007, Tarlton Supply Company (“MIC Tarlton”) effective August 23, 2007, and Machine and Manufacturing I, Inc. (“MIC Houston”) effective September 4, 2007.  The results of operations for these businesses for the period of time subsequent to their acquisition are included in the results of operations of the Specialty Manufacturing Division for the years ended December 31, 2009, 2008 and 2007.

The following table shows our net sales, operating income and operating income as a percentage of net sales for each segment for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
(Dollars in Millions)	2009	2008	2007
Net Sales
Morgan	$146.9	$233.9	$332.9
Morgan Olson	61.6	104.4	110.3
Truck Accessories	115.6	131.9	155.6
Specialty Manufacturing	157.9	238.3	195.2
Eliminations	(1.4)	(2.1)	(1.8)
Consolidated	$480.6	$706.4	$792.2
Operating Income (Loss)
Morgan	$1.4	$4.0	$15.4
Morgan Olson	2.6	5.4	(2.7)
Truck Accessories	7.9	2.4	3.2
Specialty Manufacturing	2.9	25.9	13.7
JBPCO (Corporate)	(3.9)	(8.0)	(9.4)
Consolidated	$10.9	$29.7	$20.2
Operating Margin Percentage
Morgan	1.0%	1.7%	4.6%
Morgan Olson	4.2%	5.2%	(2.4)%
Truck Accessories	6.8%	1.8%	2.1%
Specialty Manufacturing	1.9%	10.9%	6.9%
Consolidated	2.3%	4.2%	2.5%

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

Cost of sales.  Cost of sales represents the costs directly associated with manufacturing our products and generally varies with the volume of products produced. The components of cost of sales are materials, labor and overhead including transportation costs. We have experienced significant fluctuations in transportation costs and in the cost of materials, such as aluminum, steel, fiberglass reinforced plywood, lumber, fiberglass resin and plastic beads, over the previous year that have affected our operating profit margins.  However, increased prices we charge for our products and the cost to transport them mitigated the impact of rising prices on our financial condition and results of operations. The benefit of lower raw material and transportation costs are also mitigated by any decrease in the prices we charge for our products necessary to remain competitive.  We have entered into supply contracts for some materials at a fixed price for up to one year and in some cases prepurchased bulk quantities of materials to reduce rising prices as deemed necessary in the current economic environment.  We increasingly source materials from overseas to take advantage of lower prices.   Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing including rent associated with manufacturing and indirect labor and other costs.

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

Critical accounting policies and estimates

The discussion and analysis of financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance and contingent liabilities, are evaluated continually. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Self-insurance reserves.  We utilize a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and healthcare insurance. We use internally determined development factors to record a fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry and company trends. Changes in the assumptions used could result in a different self-insurance reserve.

Income taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established thereby reducing the deferred tax asset. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We had alternative minimum tax credit carryforward deferred tax assets of approximately $0.8 million at December 31, 2009 and 2008, for U.S. federal income tax purposes, which may be carried forward indefinitely.  At December 31, 2009 and 2008, we had a state tax net operating loss carryforward deferred tax asset of $3.7 million and $3.9 million, respectively, and at December 31, 2009 and 2008, we had recorded a valuation allowance of $2.1 million and $2.5 million, respectively, against the portion of which realization is uncertain.  We had Canadian tax net operating loss carryforward deferred tax asset of $1.3 million and $1.5 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, we had recorded a valuation allowance of $1.3 million and $1.5 million, respectively, against this deferred tax asset for which realization is uncertain.  Canadian net operating losses of $4.3 million were carried back to prior years. The remaining Canadian net operating loss carryforwards expire at various dates ranging from 1 to 20 years. While our deferred tax assets, net of the valuation allowance, are considered realizable, actual amounts could be reduced if future taxable income is not achieved.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure.  In connection with the adoption of this guidance, we recognized an increase of approximately $0.2 million to our net tax liabilities primarily related to uncertain state income tax positions, net of a federal tax benefit, which was accounted for as a reduction to retained earnings as of January 1, 2007. As of January 1, 2007, we had approximately $1.6 million of unrecognized state tax liabilities, and a corresponding federal tax benefit of $0.4 million, which included $0.3 million of interest and penalties.  During 2007, we recorded an additional provision for uncertain state tax positions of $1.0 million, and a corresponding federal tax benefit of $0.3 million, related to prior year state tax positions and an additional provision for uncertain state tax positions of $0.3 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions. During 2008, we recorded a reduction in the provision for uncertain state tax position of $0.3 million, and a corresponding federal tax increase of $0.1 million, related to prior year state tax positions and an additional provision for uncertain state tax positions of $0.2 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions.  During 2009, we recorded a reduction in the provision for uncertain state tax positions of $0.7 million, and a corresponding federal tax increase of $0.3 million, related to prior year state tax positions, an additional provision for uncertain state tax positions of $0.1 million, and a corresponding federal tax benefit of $0.1 million, related to current year state tax positions and payments of $0.4 million for settlement of recorded liabilities related to prior year state tax positions.  As of December 31, 2009 and 2008, we had approximately $1.8 million and $2.8 million, respectively, of unrecognized tax benefits related primarily to uncertain state tax liabilities, and a corresponding federal benefit of $0.5 million and $0.8 million, respectively, including approximately $0.5 million and $0.8 million, respectively, of possible interest and the consequential late payment penalties for each period, if assessed, of which $1.3 million and $2.0 million, respectively, if recognized, would reduce our income tax provision in future periods.

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

Goodwill, identified intangibles and long-lived assets impairment.  We perform a test of our goodwill and indefinite-lived intangible assets for potential impairment annually as of October 1.  The fair values of our reporting units for testing goodwill are based on various valuation methods, including multiples of earnings derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations and discounted cash flow analysis. Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our goodwill.  In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and intangible assets should events or circumstances indicate a potential reduction in the fair value of those assets below their carrying value.  Lastly, on an annual basis, we determine that the remaining lives of identified amortizable intangible assets continue to be appropriate.

Comparison of 2009 to 2008

Sales.  Our consolidated net sales decreased $225.8 million, or 32.0%, to $480.6 million for 2009 compared to $706.4 million for 2008.

•                  Morgan’s net sales decreased $87.0 million, or 37.2%, to $146.9 million for 2009 compared to $233.9 million for 2008. General economic conditions continued to deteriorate in 2009 evidenced by lower demand for Class 3-7 truck bodies on already depressed levels.  Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 80.3% of Morgan’s net sales in 2009 compared to 78.4% percent in the prior year, decreased $65.6 million, or 35.8%, to $117.8 million on a 38.4% decline in unit shipments. Consumer Rental sales decreased $19.1 million, or 53.3%, on a 58.5% decrease in unit shipments. The average price of a Consumer Rental truck body increased 12.6% due to decreased shipments of smaller units.  The average price per Commercial unit increased 12.6% compared to prior year.  The introduction of Portable Storage Units contributed $1.4 million for the year.  Other sales including sales of parts and services decreased $4.0 million, or 27.0%, to $10.7 million compared to $14.7 million last year.

•                  Morgan Olson’s net sales decreased $42.8 million, or 41.0%, to $61.6 million for 2009 compared to $104.4 million for 2008.  Step van sales declined $33.6 million, or 43.0%, on a 48.4% decrease in unit shipments for 2009.  Step van sales to customers with large fleets of vehicles were down $33.4 million, or 63.8%, compared to the prior year.  Service parts sales and delivery income decreased $9.2 million due mainly to a one-time service parts purchase of $5.5 million by the United States Postal Service in the prior period and decreased delivery income on lower service part sales.

•                  Truck Accessories’ net sales decreased $16.3 million, or 12.3%, to $115.6 million for 2009 compared to $131.9 million for 2008.   Sales of pickup truck caps and tonneaus decreased by 13.5% to approximately 117,000 units as new pickup truck sales in the United States and Canada decreased 29.3% from last year.  Sales of new pickup trucks were 1.6 million units during 2009.

•                  Specialty Manufacturing’s net sales decreased by $80.4 million, or 33.7%, to $157.9 million for 2009 compared to $238.3 million for 2008.  Sales to customers in the energy services business decreased 40.1% to $93.0 million compared to $155.1 million in 2008 as demand for machining services continued to decline as the price per barrel of oil remained significantly lower throughout the year compared to its high in 2008.  Demand for specialty vehicles including funeral coaches, buses and limousines declined as sales of those products decreased $14.3 million, or 25.0%, to $42.9 million compared to $57.2 million for 2008.   Sales of plastics-based packaging products decreased $4.0 million, or 15.3%, to $22.1 million.

Backlog.  Consolidated backlog was $149.9 million as of December 31, 2009 compared to $149.2 million as of December 31, 2008.

•                  Morgan’s backlog at December 31, 2009 was $73.1 million compared to $47.6 million at December 31, 2008. The increase in backlog was due to commercial rental orders of $22.5 million compared to $0.1 million in the prior year.

•                  Morgan Olson’s backlog was $38.1 million at December 31, 2009 compared to $18.2 million at December 31, 2008.  The increase was due primarily to two retail orders of $12.6 million.

•                  Truck Accessories’ backlog of approximately two weeks of production was $2.6 million at December 31, 2009 compared to $2.2 million as of December 31, 2008.

•                  Specialty Manufacturing’s backlog at December 31, 2009 decreased $45.2 million to $36.1 million compared to $81.3 million at December 31, 2008.  The backlog of machining services decreased $46.8 million over last year as demand from customers in the energy services industry continued to decline.

Cost of sales and gross profit.  Our consolidated cost of sales decreased by $190.7 million, or 31.2%, to $420.1 million for 2009 compared to $610.8 million for 2008. Consolidated gross profit decreased by $35.1 million, or 36.7%, to $60.5 million (12.6% of net sales) for 2009 compared to $95.6 million (13.5% of net sales) for 2008.  Material, labor and overhead costs made up 48.3%, 14.1% and 25.0%, respectively, of cost of sales during 2009 and 50.3%, 14.1% and 22.0%, respectively, during 2008.

•                  Morgan’s gross profit decreased by $7.0 million, or 34.4%, to $13.4 million (9.1% of its net sales) for 2008 compared to $20.4 million (8.7% of its net sales) for 2008.  Although gross profit declined on lower sales, gross profit as a percentage of sales increased due to management focus on cost control that improved efficiencies in material and labor partially offset by lower overhead absorption on lower production volumes.

•                  Morgan Olson’s gross profit decreased by $5.2 million, or 40.8%, to $7.6 million (12.3% of its net sales) for 2009 compared to $12.8 million (12.3% of its net sales) for 2008.  Gross profit margin remained the same as favorable product pricing and improved manufacturing processes were offset by lower absorption of overhead on lower production volumes.

•                  Truck Accessories’ gross profit increased by $3.5 million, or 22.7%, to $19.5 million (16.9% of its net sales) for 2009 compared to $16.0 million (12.1% of its net sales) for 2008.  In spite of decreased sales, gross profit margin increased due to continuous improvements in labor productivity and materials management.  Overhead costs as a percentage of sales also decreased as a result of management’s aggressive cost reduction efforts.  Material and labor costs as a percentage of net sales decreased to 36.8% and 14.5% in 2009 compared to 39.8% and 15.0% in 2008, respectively.  Overhead expenses as a percentage of net sales decreased to 31.8% in 2009 compared to 33.1% in 2008.

•                  Specialty Manufacturing’s gross profit decreased $26.5 million, or 57.0%, to $20.0 million (12.7% of its net sales) for 2009 compared to $46.5 million (19.5% of its net sales) for 2008.  The decrease in gross profit was at the machining services business which decreased $25.2 million, or 63.2%, and at Specialty Vehicles Group which decreased $2.2 million, or 47.8%, from last year.  Gross profit at the plastics-based packaging products business increased $0.8 million, or 37.2%, as a result of new products and improved materials management.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $17.3 million, or 25.7%, to $49.0 million (10.2% of net sales) for 2009 compared to $66.3 million (9.4% of net sales) for 2008.

•                  Morgan’s selling, general and administrative expenses decreased $4.9 million, or 28.3%, to $12.2 million (8.3% of its net sales) for 2009 compared to $17.1 million (7.3% of its net sales) for 2008 primarily due to lower personnel costs as a result of a 16.7% reduction in headcount as well as lower commissions and management incentive bonuses on decreased sales.

•                  Morgan Olson’s selling, general and administrative expenses decreased by $2.4 million, or 32.2%, to $5.0 million (8.1% of its net sales) for 2009 compared to $7.4 million (7.1% of its net sales) for 2008 due primarily to lower personnel costs resulting from a 26.5% reduction in headcount and lower commissions on decreased sales.

•                  Truck Accessories’ selling, general and administrative expenses decreased by $1.7 million, or 12.7%, to $11.7 million (10.1% of its net sales) for 2009 from $13.4 million (10.2% of its net sales) for 2008.  The decrease was primarily due to lower personnel costs on a 24.7% reduction in headcount partially offset by higher management incentive bonuses.

•                  Specialty Manufacturing’s selling, general and administrative expenses decreased by $4.1 million, or 19.0%, to $15.9 million (10.1% of its net sales) for 2009 from $20.0 million (8.4% of its net sales) for 2008. The decrease was primarily due to a 14.5% headcount reduction resulting in a decrease in sales commissions, management salaries, wages and incentive bonuses.

•                  Corporate selling, general and administrative expenses decreased by $4.3 million, or 51.2%, to $4.1 million for 2009 from $8.4 million for 2008.  The decrease was due primarily to $1.4 million of worker’s compensation and general liability insurance claims that occurred in the prior period and a $1.2 million decrease in management salaries, wages and incentive bonuses.

Closed and excess facility costs. Specialty Manufacturing completed the closure of its facility in Milwaukee, Wisconsin in 2009.  Lease payments and personnel related costs related to the closure were $0.5 million. An additional $0.1 million of noncash charges related to the write down of property, plant and equipment was recorded.

Gain on repurchase of 8.75% Notes. As of December 31, 2009, the Company had purchased $0.4 million of its 8.75% Notes on the open market and recognized a gain of $0.2 million on the transaction.

Other expense (income).  Specialty Vehicle Group sold its specialized bus business and recorded a $0.6 million loss on the sale on December 31, 2009.  The allocation of goodwill associated with the bus business accounted for $550,000 of the loss.   Morgan recognized $0.2 million as income on the deferred gain of $1.9 million resulting from the sale of three of its manufacturing properties to Poindexter Properties, LLC, an entity owned by the Company’s sole shareholder, in 2008.  Specialty Manufacturing’s machining business recognized $0.2 million from the sale of assets.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased by $18.8 million, or 63.4%, to $10.9 million (2.3% of net sales) for 2009 from $29.7 million (4.2% of net sales) for 2008.

•                  Morgan’s operating income decreased by $2.6 million, or 64.0%, to $1.4 million (1.0% of its net sales) for 2009 compared to $4.0 million (1.7% of its net sales) for 2008.

•                  Morgan Olson’s operating income decreased by $2.8 million, or 52.6%, to $2.6 million (4.2% of its net sales) for 2009 from $5.4 million for 2008 (5.2% of its net sales).

•                  Truck Accessories’ operating income increased by $5.4 million, or 226.2%, to $7.8 million (6.8% of its net sales) for 2009 compared to $2.4 million (1.8% of its net sales) for 2008.

•                  Specialty Manufacturing’s operating income decreased by $23.0 million, or 88.7%, to $2.9 million (1.9% of its net sales) for 2009 compared to $25.9 million (10.9% of its net sales) for 2008.

•                  Corporate expenses decreased $4.1 million to $3.9 million for 2009 compared to $8.0 million for 2008.

Interest expense (income).   Interest expense decreased $0.3 million, or 1.8%, to $18.2 million (3.8% of net sales) for 2009 compared to $18.5 million (2.6% of net sales) for 2008.  Interest income was $0.2 million and $0.4 million for 2009 and 2008 respectively.

Income taxes provision (benefit). The effective income tax provision (benefit) rate was 31% and 41% of income before income taxes for 2009 and 2008, respectively.  The income tax benefit for 2009 differs from amounts computed based on the federal statutory rate largely as a result of state taxes in certain tax jurisdictions.  The income tax provision for 2008 differs from amounts computed based on the federal statutory rate as a result of state taxes of $1.4 million, a $0.8 million increase in the valuation allowance for foreign net operating loss carryforwards, offset by a $1.1 million reduction in the valuation allowance against capital loss carryforwards and $0.3 million of research and development credits.

Comparison of 2008 to 2007

Sales.  Our consolidated net sales decreased $85.8 million, or 10.8%, to $706.4 million for 2008 compared to $792.2 million for 2007.  Excluding businesses acquired during 2007, consolidated net sales decreased $137.7 million, or 17.9%, to $629.8 million for 2008.

•                  Morgan’s net sales decreased $99.0 million, or 29.7%, to $233.9 million for 2008 compared to $332.9 million for 2007.  Demand for Classes 3-7 truck bodies continued at depressed levels during 2008 as a result of the deterioration in general economic conditions.  Sales of truck bodies to the commercial divisions of leasing companies, companies with fleets of delivery vehicles, truck dealers and distributors, or Commercial sales, which represented 78.4% of Morgan’s net sales in 2008 compared to 83.0% percent in 2007, decreased $93.5 million, or 33.8%, to $183.4 million on a 38.8% decline in unit shipments.  Consumer Rental sales decreased $0.8 million, or 2.1%, on a 3.6% increase in unit shipments.  The average price of a Consumer Rental truck body declined 5.5% due to increased shipments of smaller units.  Other sales including sales of parts and services decreased $5.5 million, or 27.1%, to $14.7 million compared to $20.1 million for 2007.

•                  Morgan Olson’s net sales decreased $5.6 million, or 5.3%, to $104.4 million for 2008 compared to $110.3 million for 2007.  Step van sales declined $10.9 million, or 12.3%, on a 12.8% decrease in unit shipments for 2008.  Step van sales to customers with large fleets of vehicles were down $13.6 million, or 67.0%, compared to the prior year.  The decrease in step van sales was partially offset by a $6.3 million increase in parts and service sales to $23.0 million, compared to $16.7 million in 2007, due to an atypical $5.7 million service parts purchase by the United States Postal Service in the second quarter of 2008.

•                  Truck Accessories’ net sales decreased $23.7 million, or 15.2%, to $131.9 million for 2008 compared to $155.6 million for 2007.   Shipments of caps and tonneaus decreased by 22.1% to approximately 135,000 units as new pickup trucks sales in the United States and Canada decreased 26.3% from 2007.  Sales of new pickup trucks declined to 2.2 million units during 2008.

•                  Specialty Manufacturing’s net sales increased by $43.2 million, or 22.1%, to $238.3 million for 2008 compared to $195.2 million for 2007.  Sales to customers in the energy services business excluding acquisitions increased 10.0% to $78.5 million compared to $71.3 million in 2007.  Acquisitions added an additional $51.9 million of sales in 2008.  Demand for specialty vehicles including funeral coaches, buses and limousines declined as sales of those products decreased $13.2 million, or 18.8%, to $57.2 million compared to $70.4 million.   Sales of plastics-based packaging products decreased $2.6 million, or 9.1%, to $26.1 million.  Because of the recent large decrease in the price per barrel of oil, which price per barrel has continued to be well below the price per barrel at the end of 2007, it was likely that demand for the services of our energy-related machining business, which softened in the second half of 2008, would continue to soften in 2009.

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

•                  Specialty Manufacturing’s backlog at December 31, 2008 decreased $28.9 million to $81.3 million compared to $110.2 million at December 31, 2007.  The backlog of machining services decreased $25.4 million over the prior year due to lower demand from customers in the energy services industry in the second half of 2008.

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

•                  Morgan Olson’s gross profit increased by $8.6 million, or 206.2%, to $12.8 million (12.3% of its net sales) for 2008 compared to $4.2 million (3.8% of its net sales) for 2007.  Improved manufacturing processes implemented by the new management team put in place late 2007 eliminated significant amounts of material waste and overtime labor costs.

•                  Truck Accessories’ gross profit declined by $0.2 million, or 1.0%, to $16.0 million (12.1% of its net sales) for 2008 compared to $16.1 million (10.4% of its net sales) for 2007.  The gross profit margin increased due to improvements in labor productivity and materials management.  Material and labor costs as a percentage of net sales decreased to 39.8% and 15.0% in 2008 compared to 41.8% and 16.8% in 2007, respectively.  Overhead expenses as a percentage of net sales increased to 33.1% in 2008 compared to 31.1% in 2007 as a result of lower absorption of overhead on lower production volume along with higher delivery costs.

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

•                  Morgan’s selling, general and administrative expenses decreased $1.7 million, or 8.9%, to $17.1 million (7.3% of its net sales) for 2008 compared to $18.7 million (5.6% of its net sales) for 2007 primarily due to lower personnel costs from a 22% reduction in headcount as well as lower commissions on decreased sales.

•                  Morgan Olson’s selling, general and administrative expenses increased by $0.5 million, or 7.8%, to $7.4 million (7.1% of its net sales) for 2008 compared to $6.9 million (6.2% of its net sales) for 2007 due primarily to increased sales commissions.

•                  Truck Accessories’ selling, general and administrative expenses increased by $0.5 million, or 4.1%, to $13.4 million (10.2% of its net sales) for 2008 from $12.9 million (8.3% of its net sales) for 2007.  The increase was primarily due to currency transaction gains of $0.9 million in 2007 not repeated in 2008.  Truck Accessories’ manufacturing operations in Canada were terminated in 2007.

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

Closed and excess facility costs. During 2008, Specialty Manufacturing decided on a plan to vacate one of its plants and move production to its other manufacturing plants and as a result recognized $0.7 million of noncash charges related to the write-down of property, plant and equipment.  Also, Truck Accessories adopted a plan to combine two of its manufacturing facilities located in Elkhart, Indiana and recognized $0.1 million of noncash charges related to the impairment in value of certain property, plant and equipment.  During 2007, Specialty Manufacturing’s packaging business closed its plant in Tennessee due to the loss of business resulting from the elimination of a product by a major customer.  Costs associated with the closure were $0.2 million.

Gain on repurchase of 8.75% Notes. As of December 31, 2008, the Company had purchased $0.8 million of its 8.75% Notes on the open market and recognized a $0.4 million gain on the transaction.

Other income.  Morgan sold its minority interest in a truck dealership in Canada that was acquired with the purchase of Morgan Canada in 2004 and recognized a gain of $0.4 million.  Specialty Manufacturing received insurance proceeds of $0.4 million arising from a storm damage claim in 2007.

In 2008, the Company evaluated the carrying value of long-lived assets of its business units and, through a third-party analysis, determined that Federal Coach had an impairment of its acquired intangibles of $0.3 million that was recorded as a reduction in other income.

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

Income taxes. The effective income tax rate was 41% and 134% of income before income taxes for 2008 and 2007, respectively.  The income tax provision for 2008 differed from amounts computed based on the federal statutory rate as a result of state taxes of $1.4 million, a $0.8 million increase in the valuation allowance for foreign net operating loss carryforwards, offset by a $1.0 million reduction in the valuation allowance against capital loss carryforwards and $0.3 million of research and development credits. The income tax provision for 2007 differed from amounts computed based on the federal statutory rate as a result of state and foreign taxes, a $0.8 million increase in the valuation allowance and a $0.9 million increase in reserves for uncertain tax positions.

Liquidity and capital resources

Historically, we have funded our operations with cash available from the proceeds of our 8.75% Notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2009 was $99.4 million compared to $99.2 million at December 31, 2008.  Our cash and cash equivalents increased $17.9 million as a result of cash provided by operating activities of $29.2 million reduced by cash used in investing activities of $9.8 million and cash used in financing activities of $1.7 million.  Due to the decrease in business activity as a result of the continued general decline in economic activity in 2009, working capital, excluding cash and cash equivalents, decreased $17.7 million with a decrease in accounts receivable of $7.8 million, a decrease in inventories of $13.0 million and an increase in accounts payable of $1.1 million.  Average accounts receivable days sales outstanding at December 31, 2009 were approximately 27 compared to 22 at December 31, 2008 and inventory turns during 2009 were approximately 7.0 compared to 8.5 during 2008.  Excluding vehicle chassis at Specialty Vehicle Group (vehicle chassis remain in inventory for extended periods of time and amounted to $8.0 million and $6.2 million at December 31, 2009 and 2008, respectively) inventory turns were 7.6 and 9.0 for 2009 and 2008, respectively.

Operating cash flows.  Operating activities during 2009 generated cash of $29.2 million compared to $45.5 million in 2008 and $30.8 million in 2007.  The decrease in net cash generated by operating activities during 2009 was due primarily to an $18.8 million decrease in operating income.

The increase in cash from operating activities during 2008 compared to 2007 was due primarily to a $9.5 million increase in operating income, a $3.1 million increase in cash from liquidation of working capital and a $2.6 million increase in depreciation and amortization.

Investing cash flows.  Net cash used in investing activities increased $1.3 million in 2009 compared to 2008 primarily because in the prior year, Morgan sold three of its manufacturing properties to Poindexter Properties, LLC for $7.1 million (see Note 17 to the Consolidated Financial Statements).  Capital expenditures during 2009 were $11.3 million and were comprised mainly of machinery and equipment of $4.8 million for Specialty Manufacturing, new product molds of $2.2 million for Truck Accessories and $2.4 million of equipment related to a Company-wide Enterprise Resource Planning project.  We acquired approximately $1.2 million of equipment under capital leases that were not included in capital expenditures. As of December 31, 2009, we had no significant open commitments for capital expenditures.

Financing cash flows.  Net cash used by financing activities totaled $1.7 million in 2009 compared to $6.1 million in 2008.  The decrease is due to reduced borrowings and lower capital expenditures in 2009.  During 2009, we repaid $0.4 million of our revolver borrowings as well as $1.3 million of long-term debt and capital lease commitments.

Our Revolving Credit Agreement was scheduled to expire on March 15, 2010; however neither party to the agreement gave notice of termination and it automatically was extended for an additional year ending on March 15, 2011.

At December 31, 2009, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 1.6 to 1.0. As a result, we are limited in our ability to incur additional indebtedness.  The Indenture Agreement permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business.  Already existing obligations and any amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.

The revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are collateralized by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million of letters of credit. As of December 31, 2009, we had $38,000 of borrowings under the facility, $1.4 million of letters of credit outstanding and our borrowing base would have supported debt borrowings of the entire $50.0 million under our revolving credit facility.

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

Commitments and capital expenditures

We have entered into an agreement with a major paint manufacturer under which Truck Accessories, Morgan, Morgan Olson and Specialty Vehicle Group are committed to buy principally all of their automotive paint for five years ending October 2014.  We receive favorable pricing in return for the commitment and estimate that we will purchase approximately $4.7 million of paint products during 2010 under this agreement.  We occasionally commit to the purchase of aluminum based on expected levels of future production and at December 31, 2009, Morgan and Morgan Olson had a combined commitment of $7.0 million to buy aluminum through 2010.  We did not have any material commitments to acquire new capital equipment as of December 31, 2009.

Certain cash contractual obligations of ours as of December 31, 2009 are summarized in the table below.

Obligations (Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
8.75% Notes, excluding interest	$198.8	$—	$—	$198.8	$—
Operating leases	27.8	8.7	12.0	4.5	2.6
Capital leases	6.4	2.3	3.3	0.8	—
Total	$233.0	$11.0	$15.3	$204.1	$2.6

The Company has recorded a long-term liability of approximately $1.8 million as of December 31, 2009 related to uncertain tax positions.  Given the uncertainty of these positions, the company has not reflected obligations in the above table.

Other matters

We are significantly leveraged and will continue to be significantly leveraged. We had $19.4 million and $23.8 million of stockholder’s equity at December 31, 2009 and 2008, respectively. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 21% of 2009 consolidated net sales and our top ten customers accounted for 39% of our 2009 consolidated net sales.

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

Historically, inflation has not materially affected our business.  We believe that we have the ability to increase our selling prices to levels necessary to offset the raw material cost inflation.

We implemented further price increases at Morgan, Truck Accessories and Specialty Manufacturing during 2007, 2008 and 2009 but cannot predict the impact, if any, of future raw material price increases on our profitability.  Recent economic conditions have resulted in declines in raw material prices but we cannot predict the effect that this will have on the selling price of our manufactured products.  Operating expenses, such as salaries and team member benefits, are subject to normal inflationary pressures.

During 2008, Poindexter Properties, LLC, which is wholly owned by Mr. Poindexter, purchased three real estate properties from Morgan for approximately $7.1 million in cash and is leasing the properties back to Morgan.  Morgan recorded a deferred gain of approximately $1.9 million in this transaction of which $230 was recorded as income in 2009.  The transaction was financed by an independent lender and the properties were sold for prices determined by an independent appraisal.

Beginning in July 2006, Mr. Poindexter began receiving a salary from the Company.  Effective July 31, 2008, Mr. Poindexter ceased receiving a salary from the Company and we paid $0.5 million in fees to Southwestern Holdings, Inc. (“Southwestern”) for the services of Mr. Poindexter during 2009.

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

Recently issued accounting standards

The effect of recently issued accounting standards on the Company is addressed in Note 2 of Notes to Consolidated Financial Statements.

Item 7A.                                                  Quantitative and Qualitative Disclosure About Market Risks

We are subject to certain market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below.  See the Notes to Consolidated Financial Statements elsewhere in this 10-K for a description of our accounting policies and other information related to these financial instruments.

Variable-rate debt.  From time to time, we borrow funds under our revolving credit facility. The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.  At December 31, 2009 and 2008, we had $38,000 and $0.4 million of revolver borrowings outstanding, respectively.

Fixed-rate debt.  As of December 31, 2009, the Company had $198.8 million of 8.75% Notes outstanding, with an estimated fair value of approximately $168.0 million and $181.1 million based upon the traded value at December 31, 2009 and March 15, 2010, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $6.9 million as of December 31, 2009.

Foreign currency.  Morgan has a manufacturing plant in Canada that during 2009 generated sales of approximately $7.9 million for the year. The functional currency of Morgan’s Canadian operations is the Canadian dollar.  Specialty Manufacturing has one plant in Mexico and one in Malaysia; however, the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

Item  8.                                                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

South Bend, Indiana
March 31, 2010

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$54,176	$36,251
Accounts receivable, net	34,982	42,668
Inventories, net	52,718	68,071
Deferred income taxes	1,368	2,123
Income tax receivable	6,356	4,589
Prepaid expenses and other	2,590	2,715
Total current assets	152,190	156,417
Property, plant and equipment, net	70,073	73,699
Goodwill	35,000	35,550
Intangible assets, net	15,836	17,147
Other assets	12,865	13,125
Total assets	$285,964	$295,938
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,259	$2,574
Borrowings under revolving credit facility	38	417
Accounts payable	27,661	26,825
Accrued compensation and benefits	6,431	8,718
Other accrued liabilities	16,420	18,731
Total current liabilities	52,809	57,265
Noncurrent liabilities
Long-term debt, less current portion	202,935	204,411
Deferred income taxes	3,818	2,869
Employee benefit obligations and other	6,966	7,605
Total noncurrent liabilities	213,719	214,885
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income (loss)	290	(254)
Retained earnings (accumulated deficit)	(340)	4,556
Total stockholder’s equity	19,436	23,788
Total liabilities and stockholder’s equity	$285,964	$295,938

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years ended December 31,
	2009	2008	2007
Net sales	$480,647	$706,409	$792,161
Cost of sales	420,146	610,799	707,244
Gross profit	60,501	95,610	84,917
Selling, general and administrative expense	48,961	66,290	64,914
Closed and excess facility costs	642	788	166
Gain on repurchase of 8.75% Notes	(186)	(416)	—
Other expense (income)	224	(733)	(323)
Operating income	10,860	29,681	20,160
Interest expense	18,163	18,491	18,698
Interest income	(197)	(410)	(877)
Income (loss) from operations before income taxes	(7,106)	11,600	2,339
Income tax provision (benefit)	(2,210)	4,810	3,124
Net income (loss)	$(4,896)	$6,790	$(785)

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

For the years ended December 31, 2009, 2008 and 2007	Shares of common stock	Common stock and paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
January 1, 2007	3,059	$19,486	$(1,228)	$76	$18,334
Adjustment for adoption of accounting for uncertainty in income taxes	—	—	(221)	—	(221)
Net loss	—	—	(785)	—	(785)
Translation adjustment	—	—	—	941	941
Comprehensive income					156
December 31, 2007	3,059	19,486	(2,234)	1,017	18,269
Net income	—	—	6,790	—	6,790
Translation adjustment	—	—	—	(1,271)	(1,271)
Comprehensive income					5,519
December 31, 2008	3,059	19,486	4,556	(254)	23,788
Net loss	—	—	(4,896)	—	(4,896)
Translation adjustment	—	—	—	544	544
Comprehensive loss					(4,352)
December 31, 2009	3,059	$19,486	$(340)	$290	$19,436

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(4,896)	$6,790	$(785)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,998	17,658	15,063
Amortization of debt issuance costs	584	691	791
Gain on redemption of 8.75% Notes	(186)	(416)	—
Provision for excess and obsolete inventory	1,181	2,218	1,796
Provision for doubtful accounts receivable	154	1,181	64
Loss (gain) on sale of property, plant and equipment	355	199	(81)
Deferred income tax provision	1,529	3,036	616
Impairment of intangible assets	—	300	—
Other	177	127	(178)
Change in assets and liabilities, net of the effect of business acquisitions and dispositions:
Accounts receivable	7,820	8,594	17,571
Inventories	12,998	9,179	7,635
Prepaid expenses and other	300	(93)	(533)
Accounts payable	1,100	(4,715)	(4,256)
Accrued income taxes	(1,668)	1,076	(4,414)
Other accrued liabilities	(7,224)	(355)	(2,520)
Net cash provided by operating activities	29,222	45,470	30,769
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(233)	(41,673)
Proceeds from disposition of business, property, plant and equipment	1,811	7,135	89
Purchase of property, plant and equipment	(11,320)	(14,719)	(14,312)
Issuance of insurance collateral deposits	(315)	(736)	(348)
Other	—	—	455
Net cash used in investing activities	(9,824)	(8,553)	(55,789)
Cash flows from financing activities:
Net proceeds from revolving credit facility	(379)	(3,321)	3,637
Payments of long-term debt and capital leases	(1,346)	(2,758)	(2,177)
Net cash provided by (used in) financing activities	(1,725)	(6,079)	1,460
Translation impacts	252	(1,271)	940
Change in cash and cash equivalents	17,925	29,567	(22,620)
Cash and cash equivalents, beginning of year	36,251	6,684	29,304
Cash and cash equivalents, end of year	$54,176	$36,251	$6,684

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

The Company acquired three businesses during the three years ended December 31, 2009 (see Note 4).

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

Truck Accessories Group, LLC (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories’ brands include Leer, Century, Raider, Pace Edwards, and State Wide Aluminum.  The principal raw materials used by Truck Accessories are resin, fiberglass, paint, glass and manufactured components such as locks and gas struts.

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC Group”) and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  The Specialty Vehicle Group manufactures funeral coaches, limousines and specialty buses.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.  Effective December 31, 2009, Specialty Vehicle Group exited the specialized bus business and sold its bus line (See Note 6).  MIC Group acquired three companies during 2007. Effective April 30, August 23 and September 4, 2007, it acquired MIC Duncan (f/k/a Richard’s Manufacturing Co., Inc.), MIC Tarlton (f/k/a Tarlton Supply Company) and MIC Houston (f/k/a Machine and Manufacturing I, Inc.), respectively.  Effective December 31, 2008, these companies were merged into MIC Group.  MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries and other general industries. EFP molds, fabricates and markets expandable foam products used for packaging and thermal insulation by various industries. The principal raw materials used by Specialty Manufacturing are ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys, aluminum, expandable polystyrene, polypropylene, polyethylene and other resins.

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

Cash and Cash Equivalents.  Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term deposits and government agency and corporate obligations, are classified as cash and cash equivalents.  At times, the Company has maintained deposits in financial institutions in excess of federally insured limits.

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

Accounts Receivable.  The Company sells to customers on terms customary in its industries and typically extends its customers 30-day payment terms.  Interest is charged on accounts receivable in cases where there is an economic reason for extended terms.  Discounts are allowed for early payment but only if economically justified based on the cost of capital.  Accounts receivable is stated net of an allowance for doubtful accounts of $1,028 and $1,740 at December 31, 2009 and 2008, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31 was:

	2009	2008	2007
Balance at the beginning of the year	$1,740	$1,182	$1,547
Provision for losses	154	1,181	64
Charge-offs	(620)	(576)	(301)
Recoveries	(246)	(47)	(128)
Balance at the end of the year	$1,028	$1,740	$1,182

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

Property, Plant and Equipment.  Property, plant and equipment, including property under capital leases, are stated at cost.  The cost of property under capital leases is the lower of the present value of the future minimum lease payments or fair value at the inception of the lease.  Depreciation and amortization is computed by using the straight-line method over the estimated useful lives of the applicable assets or over the shorter of the lease term or the estimated useful life of leasehold improvements.  The cost of maintenance and repairs is charged to operating expense as incurred and the cost of major replacements and significant improvements is capitalized.

Goodwill and Intangible Assets.  Goodwill and intangible assets with indefinite useful lives are not amortized, but are evaluated at least annually for impairment or more frequently if facts and circumstances indicate that the assets may be impaired.  Intangible assets that are determined to have finite lives are amortized on a straight-line basis over the period in which we expect to receive economic benefit.  See Note 7 for further discussion on goodwill and intangible assets.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years.  Amortization of debt issuance costs is included in interest expense.

Evaluation of Impairment of Long-Lived Assets.  The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  As indicated in Note 7, the Company recorded impairment charges in 2008.

Warranty.  Morgan provides product warranties for periods of up to five years.  Morgan Olson provides a warranty period, which is one year or 12,000 miles for components, three years or 36,000 miles for paint, and five years or 50,000 miles for the van body structure.  Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure.  The Specialty Vehicle Group provides a warranty on its products for a period of 48 months or 50,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 36 months or 50,000 miles on the body and parts manufactured for bus bodies, and 48 months or 100,000 miles on the section of the body and parts manufactured for limousines.  The remaining operations of Specialty Manufacturing do not provide a warranty on their products.  A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims.  The Company had accrued warranty costs of $3,481 and $3,631 at December 31, 2009 and 2008, respectively.  The activity in the accrued warranty cost accounts for the years ended December 31 was:

	2009	2008	2007
Balance at the beginning of the year	$3,631	$4,343	$4,185
Provision for losses	1,354	1,739	3,002
Charge-offs	(1,504)	(2,451)	(2,844)
Balance at the end of the year	3,481	3,631	4,343
Less: Short-term	1,687	1,246	2,089
Long-term	$1,794	$2,385	$2,254

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2009, 2008 and 2007, advertising expense was $1,749, $3,324 and $3,606, respectively, and R&D expense was $1,192, $2,298 and $3,476, respectively.

Income Taxes.  The provision (benefit) for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary and permanent differences between such income and that recognized for tax return purposes.  Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The Company considers the earnings in its Canadian operations to be permanently invested and as such has not provided for deferred taxes related to potential distributions of those earnings.  The amount of undistributed earnings at December 31, 2009 was not material.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The Company accounts for uncertain tax positions and reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Self-Insurance Reserves.  The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and healthcare insurance.  The Company records a fully developed self-insurance reserve to cover the self-insured portion of these risks based on known facts and historical industry trends.  Changes in management’s assumptions may result in a different self-insurance reserve.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (see Note 10), approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.  The fair value of the Company’s 8.75% Notes is determined under the provisions of applicable guidance, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Subsequent Events. The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Recent Accounting Pronouncements.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance for the accounting for Business Combinations which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquire, and the goodwill acquired.  It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

This statement was effective for us beginning in fiscal 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance for the accounting for Noncontrolling Interest in Consolidated Financial Statements which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  It also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement was effective for us beginning in fiscal 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The following is a summary of the business segment data for the years ended December 31:

Net Sales	2009	2008	2007
Morgan	$146,902	$233,893	$332,926
Morgan Olson	61,593	104,437	110,291
Truck Accessories	115,607	131,871	155,564
Specialty Manufacturing	157,925	238,337	195,163
Eliminations	(1,380)	(2,129)	(1,783)
Net Sales	$480,647	$706,409	$792,161

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Operating Income	2009	2008	2007
Morgan	$1,421	$3,953	$15,384
Morgan Olson	2,565	5,415	(2,680)
Truck Accessories	7,839	2,403	3,196
Specialty Manufacturing	2,937	25,895	13,726
JBPCO (Corporate)	(3,902)	(7,985)	(9,466)
Operating Income	$10,860	$29,681	$20,160

Depreciation and Amortization Expense	2009	2008	2007
Morgan	$1,921	$2,054	$2,506
Morgan Olson	761	1,027	1,210
Truck Accessories	4,057	4,191	4,237
Specialty Manufacturing	10,141	10,281	7,028
JBPCO (Corporate)	118	105	82
Depreciation and Amortization Expense	$16,998	$17,658	$15,063

Total Assets as of December 31,	2009	2008
Morgan	$39,819	$43,897
Morgan Olson	19,311	23,752
Truck Accessories	58,371	62,230
Specialty Manufacturing	112,712	131,329
JBPCO (Corporate)	55,751	34,730
Identifiable Assets	$285,964	$295,938

Capital Expenditures	2009	2008	2007
Morgan	$1,276	$735	$1,361
Morgan Olson	361	799	958
Truck Accessories	2,200	3,070	5,044
Specialty Manufacturing	5,034	9,176	6,671
JBPCO (Corporate)	2,449	939	278
Capital Expenditures	$11,320	$14,719	$14,312

Morgan had two customers (truck leasing and rental companies) that accounted for, on a combined basis, approximately 54%, 48% and 55% of Morgan’s net sales during 2009, 2008 and 2007, respectively.  Accounts receivable from these customers totaled $2,816 and $2,850 at December 31, 2009 and 2008, respectively.

Morgan Olson had one customer that accounted for approximately 31%, 44% and 37% of Morgan Olson’s net sales during 2009, 2008 and 2007, respectively.  Accounts receivable from this customer were $123 and $4,196 at December 31, 2009 and 2008, respectively.

Specialty Manufacturing has two customers in the international oilfield service industry that accounted for approximately 39%, 42% and 28% of Specialty Manufacturing’s net sales during 2009, 2008 and 2007,

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

respectively.  Accounts receivable from these customers totaled $4,882 and $6,228 at December 31, 2009 and 2008, respectively.

The Company, on a consolidated basis, had five customers that accounted for approximately 33%, 37% and 36% of total net sales during 2009, 2008 and 2007, respectively.  Accounts receivable from these customers totaled $7,821 and $12,615 at December 31, 2009 and 2008, respectively.  These were customers of Morgan, Morgan Olson and Specialty Manufacturing.

The Company’s operations are located principally in the United States.  However, Morgan has operations located in Canada and Specialty Manufacturing has operations in Mexico and Malaysia.  Long-lived assets relating to these foreign operations were $9,168 and $8,231 at December 31, 2009 and 2008, respectively.  Consolidated net sales included $31,881, $31,888 and $29,706 in 2009, 2008 and 2007, respectively, of sales to customers outside the United States.

JBPCO (Corporate) operating expenses for all periods comprise the costs of the parent company office and personnel who provide strategic direction and support to the subsidiary companies.  JBPCO (Corporate) costs were $3,902, $7,985 and $9,466 for 2009, 2008 and 2007, respectively.

4.           Acquisitions

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

The combined results of operations of the Company for the years ended December 31, 2009, 2008 and 2007 including MIC Duncan, MIC Tarlton and MIC Houston as if acquired on the first day of the year of their acquisition on an unaudited pro forma basis would be as follows:

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

	2009	2008	2007
Net sales	$480,647	$706,409	$827,536
Operating income	10,860	29,681	25,930
Net income	(4,896)	6,790	2,530

5.                                      Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2009	2008
Raw materials	$24,946	$33,081
Work in process	14,894	24,553
Finished goods	12,878	10,437
Total inventories	$52,718	$68,071

Inventories are stated net of an allowance for excess and obsolete inventory of $3,391 and $3,166 at December 31, 2009 and 2008, respectively.  The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31 was:

	2009	2008	2007
Balance at the beginning of the year	$3,166	$1,707	$1,919
Provision for losses	1,181	2,218	1,796
Charge-offs	(956)	(759)	(1,748)
Recoveries	—	—	(260)
Balance at the end of the year	$3,391	$3,166	$1,707

6.             Property, Plant and Equipment

Property, plant and equipment, as of December 31, 2009 and 2008, consisted of the following:

	Range of Useful Lives in Years	2009	2008
Land	—	$3,079	$3,079
Buildings and improvements	5-25	24,576	24,505
Machinery and equipment	3-10	128,978	134,231
Furniture and fixtures	2-10	14,648	15,235
Transportation equipment	2-10	5,543	5,958
Leasehold improvements	3-10	8,187	7,564
Construction in progress	—	8,680	6,432
		193,691	197,004
Accumulated depreciation and amortization		(123,618)	(123,305)
Property, plant and equipment, net		$70,073	$73,699

Machinery and equipment included approximately $14,150 and $13,628 of equipment at cost recorded under capital leases as of December 31, 2009 and 2008, respectively, and accumulated depreciation of approximately $7,118 and $5,516 at December 31, 2009 and 2008, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

In 2009 and 2008, the Company capitalized $485 and $417, respectively, of interest costs incurred related to constructed assets in progress.

During 2009, the Company decided to consolidate the two Specialty Vehicle Group funeral and limousine manufacturing facilities and combine their production in the Amelia, Ohio plant.  As part of the decision to consolidate, the Company sold its specialized bus business and related assets, including equipment, inventory and intangible assets on December 31, 2009 for total proceeds of $1,375, which resulted in a net loss on sale of $584 recorded in other income on the consolidated financial statements.   The allocation of goodwill associated with the bus business accounted for $550 of the loss.

The Company decided to close and consolidated one of Specialty Manufacturing machining plants into another of its manufacturing facilities, resulting in a write-down of the carrying value of the assets by $677 in 2008.   The Company also combined two of its Truck Accessories manufacturing facilities located in Elkhart, Indiana, resulting in a write-down of the carrying value of the assets by $111 in 2008.

Depreciation expense was $15,299, $16,064, and $13,899 and included $1,688, $1,725, and $1,374 for assets recorded under capital leases for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company completed its annual impairment review effective October 1, 2009, 2008 and 2007, which indicated that there was a $300 impairment in the carrying value of Federal Coach’s trade name recognized in 2008.  The fair value of our reporting units is based on various valuation methods, including acquisition multiples of earnings and discounted cash flow analysis.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives and are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

The Company sold its specialized bus business on December 31, 2009 and allocated $550 of goodwill associated with the business sold.  Net sales related to the specialized bus business were $9,504, $11,337 and $18,805 in 2009, 2008 and 2007, respectively, and approximated 2.0%, 1.6%, and 2.4% of consolidated net sales in 2009, 2008 and 2007, respectively.

At December 31, 2009, goodwill was $7,408, $14,884 and $12,708 for the Morgan, Truck Accessories and Specialty Manufacturing reporting units, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were:

	Morgan	Truck Accessories	Specialty Manufacturing	Total
Balance, December 31, 2007	$7,408	$14,884	$13,025	$35,317
Changes to goodwill during the year	—	—	233	233
Balance, December 31, 2008	7,408	14,884	13,258	35,550
Changes to goodwill during the year	—	—	(550)	(550)
Balance, December 31, 2009	$7,408	$14,884	$12,708	$35,000

Goodwill recognized in the MIC Tarlton acquisition is expected to be deductible for income tax purposes.

Intangible assets and the related accumulated amortization as of December 31, 2009 and 2008 were:

December 31, 2009:

		Cost
	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:

Customer base	5-20	$1,760	$2,556	$10,430	$14,746	$3,605
Noncompete agreements	5	216	—	663	879	646
Supplier relationship	10	—	—	3,228	3,228	1,374
Patents	2	—	300	—	300	300
		1,976	2,856	14,321	19,153	5,925
Unamortizable intangible assets:
Trade names	—	1,112	616	880	2,608	—
Balance, December 31, 2008		$3,088	$3,472	$15,201	$21,761	$5,925

December 31, 2008:

		Cost
	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:

Customer base	5-20	$1,522	$2,556	$10,400	$14,478	$2,383
Noncompete agreements	5	187	—	663	850	421
Supplier relationship	10	—	—	3,218	3,218	1,052
Patents	2	—	300	—	300	300
		1,709	2,856	14,281	18,846	4,156
Unamortizable intangible assets:
Trade names	—	961	616	880	2,457	—
Balance, December 31, 2009		$2,670	$3,472	$15,161	$21,303	$4,156

The amortization of intangible assets was $1,700, $1,594 and $1,164 for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $1,627— 2010, $1,566— 2011, $1,378— 2012, $1,073— 2013 and $1,073— 2014.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

Other assets as of December 31, 2009 and 2008 consisted of the following:

		2009		2008
	Amortization Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Debt issuance costs	4-10	$4,078	$2,376	$3,495	$2,960
Insurance cash collateral deposit	—	—	7,592	—	7,277
Other	—	—	2,897	—	2,888
Total		$4,078	$12,865	$3,495	$13,125

The amortization of debt issuance costs was $584, $691, and $791 for the years ended December 31, 2009, 2008 and 2007, respectively.  Estimated amortization of debt issuance costs for each of the subsequent five years ending December 31 is $559 — 2010, $559 — 2011, $559 — 2012, $559 — 2013 and $139 - 2014.

The Company created a trust in favor of its insurance carrier to secure its liabilities under its self-insured, casualty insurance program including workers’ compensation insurance.  The liabilities were previously secured by an irrevocable standby letter of credit that was cancelled upon the initial deposit of $5,520 into the trust.  During the years ended December 31, 2009 and 2008, the Company contributed an additional $315 and $750, respectively, to the trust.

8.         Floor Plan Notes Payable

The Company has a floor plan financing agreement with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach and Eagle Coach.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of December 31, 2009 and 2008.  These obligations are reflected on the accompanying balance sheet as accounts payable, a current liability.

The total amount financed under these agreements was $791 and $1,395 as of December 31, 2009 and 2008, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of December 31, 2009 and 2008, the weighted average interest rate on all outstanding floor plan notes payable was 0.2% and 0.4%, respectively.  The average interest rate on the liabilities that bear interest was 6.8% and 4.9% at December 31, 2009 and 2008, respectively.

9.             Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Notes offering discussed in Note 10, the Company entered into a revolving credit agreement (the “Revolving Credit Facility”) that expired March 15, 2008.  The Revolving Credit Facility automatically renews for a twelve-month period after March 15 of each year unless notice is provided at least 90 days prior to expiration by either party.  It was renewed for a twelve-month period ending March 15, 2011.  The Revolving Credit Facility currently provides for borrowings by the Company of up to $50,000.  The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $50,000 or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the subsidiaries and 2) up to $20,000 collateralized by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20,000.  The Company is entitled to borrow up to an additional $20,000 against fixed assets not to exceed the maximum amount of credit under the facility.  The Revolving Credit Facility includes a subfacility for up to $15,000 of letters of credit.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 1.0% at December 31, 2009) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or its prime rate, which was 3.25% at December 31, 2009).  Interest is payable monthly including a fee of 0.375% on the portion of the $50,000 total commitment that remains unused during the period.  The Subsidiaries are also guarantors of the 8.75% Notes defined in Note 10.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale of assets, the ability of the Company to incur additional debt or pay dividends, and certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 should availability fall below $10,000.  At December 31, 2009, the Company was in compliance with all covenants of the Revolving Credit Facility. In the event that the Company’s borrowing availability is below $20,000, the Company’s cash balances will become restricted.

At December 31, 2009 and 2008, the Company had borrowings of $38 and $417, respectively, and $1,358 in standby letters of credit (see Note 16) at December 31, 2009, and had unused gross borrowing availability of $48,604 at December 31, 2009.

10.          Long-Term Debt and 8.75% Notes Offering

Long-term debt as of December 31, 2009 and 2008 consisted of:

	2009	2008
8.75% Notes due 2014, plus unamortized premium of $1.0 million at December 31, 2009	$199,839	$200,491
Obligations under capital leases	5,355	6,494
Total long-term debt	205,194	206,985
Less current portion	2,259	2,574
Long-term debt, less current portion	$202,935	$204,411

On March 15, 2004, the Company completed a note offering of $125,000, 8.75% Notes due in 2014 (the “8.75% Notes”) with interest payable semiannually.  On May 17, 2004 and January 21, 2005, the Company completed offers to sell an additional $30,000 and $45,000, respectively, of the 8.75% Notes.  The additional $30,000 of 8.75% Notes were issued at par and the $45,000 of 8.75% Notes were issued at a 5% premium.  The additional 8.75% Notes were issued on the same terms as the original issue.  Net proceeds from the additional offerings of approximately $46,400 increased the Company’s cash and short-term investments.  The 8.75% Notes mature on March 15, 2014 and bear interest at an annual rate of 8.75% payable each September 15 and March 15 to the holders of record on September 1 and March 1 immediately preceding the interest payment date.  On May 11, 2005, the Company completed an offer to exchange (“2005 Exchange Offer”) $200 million principal amount of its 8.75% Notes which had been registered under the Securities Act for any and all of its outstanding unregistered 8.75% Notes.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2010, at a defined premium plus accrued and unpaid interest to the date of redemption.  On February 5 and February 9, 2009, the Company purchased $150 and $250, respectively, of the 8.75% Notes on the open market, resulting in a gain of $186.

The 8.75% Notes’ indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  As noted, the indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its Consolidated Coverage Ratio, as defined.  The Company and its subsidiaries are prohibited from incurring additional indebtedness when the Consolidated Coverage ratio falls below 2.0 to 1.0.  The Indenture Agreement permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in the business of the Company or its subsidiaries.  Already existing obligations and any amounts available to be drawn under the Company’s existing revolving credit agreement are not subject to this limitation.   For the twelve months ended December 31, 2009, the Company’s consolidated coverage ratio was approximately 1.6 to 1.00; below the level required by the Indenture Agreement.  Therefore, until the ratio improves to the 2.0 to 1.0 level, the Company will be prohibited from incurring additional or new indebtedness, except as permitted in the Indenture.  At December 31, 2009, the Company had $48.6 million of current availability under the Company’s existing revolving credit agreement, borrowing under which is unaffected by noncompliance with the consolidated coverage ratio of the indenture.

The Company estimates the fair value of the 8.75% Notes at December 31, 2009 and 2008 was approximately $168,000 and $95,000, respectively, based on their market values at those dates compared to a recorded amounts of $199,839 and $200,491 at December 31, 2009 and 2008, respectively.

The Company’s obligation under capital leases is due in varying maturity dates through 2014.  The capital leases are collateralized by certain equipment with a net book value of approximately $7,031 and $8,112 at December 31, 2009 and 2008, respectively.

Maturities.  Aggregate principal payments on long-term debt based on scheduled maturities for the next five years as of December 31, 2009 are as follows:

2010	$2,259
2011	2,025
2012	1,294
2013	525
2014	199,091
$205,194

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

11.          Operating Leases

The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options.  The future minimum lease payments subsequent to December 31, 2009 are as follows

2010	$8,675
2011	6,852
2012	5,148
2013	2,668
2014	1,836
2015 and thereafter	2,615
Total minimum lease payments	$27,830

Total rental expense included in continuing operations under all operating leases was approximately $10,042, $9,711 and $9,485 for the years ended December 31, 2009, 2008 and 2007, respectively.

12.          Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Cash paid for interest	$18,187	$18,371	$18,688
Cash paid (refunded) for income taxes, net of foreign refunds	(2,037)	508	6,875
Noncash investing and financing activities:
Capital lease obligations for machinery and equipment	1,219	438	4,635

13.          Income Taxes

The income tax provision consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Current:
Federal	$(4,497)	$1,478	$970
State	564	1,162	1,509
Foreign	19	(866)	29
	(3,914)	1,774	2,508

Deferred:
Federal	1,732	1,733	466
State	(28)	411	158
Foreign	—	892	(8)
	1,704	3,036	616
Income tax provision	$(2,210)	$4,810	$3,124

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$(2,415)	34%	$3,944	34%	$796	34%

Net impact of change in valuation allowance	(169)	2	(304)	(2)	827	35
Nondeductible expenses	107	(2)	127	1	201	9
State income taxes, net of federal income tax benefit	599	(8)	1,440	12	304	13
Uncertain state tax positions related to prior years	(343)	5	(211)	(2)	668	29
Uncertain state tax positions related to current year	93	(1)	111	1	219	9
Foreign income taxes, at rate different than federal rate	(47)	1	(93)	(1)	19	1
Other	(34)	—	(204)	(2)	90	4
Provision (benefit) for income taxes and effective tax rates	$(2,210)	31%	$4,810	41%	$3,124	134%

The domestic and foreign components of income (loss) before income taxes were:

	2009	2008	2007
Domestic	$(7,758)	$14,195	$4,374
Foreign	652	(2,595)	(2,035)
Total	$(7,106)	$11,600	$2,339

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2009 and 2008 were:

	2009	2008
Current deferred tax asset:
Allowance for doubtful accounts	$187	$437
Employee benefit accruals and reserves	473	395
Uncertain state tax positions tax benefit	509	814
Other	199	477
Total current deferred tax asset	1,368	2,123

Long-term deferred tax asset:
Tax credit and state operating loss carryforwards	5,960	6,135
Warranty liabilities	1,254	1,316
Other	2,449	2,696
Valuation allowance	(3,384)	(3,977)
Total long-term deferred tax asset	6,279	6,170

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

	2009	2008
Long-term deferred tax liabilities:
Depreciation and amortization	(9,394)	(8,333)
Other	(703)	(706)
Total long-term deferred tax liability	(10,097)	(9,039)
Net long-term deferred tax liability	(3,818)	(2,869)
Net deferred tax liability	$(2,450)	$(746)

The Company had alternative minimum tax credit carryforward deferred tax assets of approximately $800 at December 31, 2009 and 2008 for U.S. federal income tax purposes, which may be carried forward indefinitely.

During 2009, the Company generated federal net operating losses of approximately $4,373 and had recognized a current income tax refund receivable at December 31, 2009 related to the carryback of these losses. Additionally, at December 31, 2009 and 2008, the Company had state tax net operating loss carryforwards of approximately $67,000 and $72,000, respectively, and recognized a deferred tax asset of approximately $3,700 and $3,900, respectively. The state net operating loss carryforwards expire at varying dates ranging from 1 to 20 years.  At December 31, 2009 and 2008, the Company had recorded a valuation allowance of approximately $2,100 and $2,500, respectively, against this deferred tax asset as it was uncertain as to whether it would be realized.  The Company had Canadian net operating losses of approximately $4,100 and $4,700 as of December 31, 2009 and 2008, respectively, and recognized a deferred tax asset of approximately $1,300 and $1,500, respectively.  At December 31, 2009 and 2008, the Company recorded a valuation allowance of approximately $1,300 and $1,500, respectively, against this deferred tax asset as it was uncertain as to whether it would be realized.  Canadian net operating losses will be carried forward for up to 20 years, with a significant majority being greater than 10 years.

As of December 31, 2009 and December 31, 2008, the Company had $1,821 and $2,802, respectively, of tax liabilities related to uncertain state income tax liabilities, or $1,312 and $1,988, respectively, net of a federal tax benefit of $509 and $814, respectively.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The tax liability includes $511 and $824 of interest and penalties at December 31, 2009 and 2008, respectively.  If these uncertain tax positions are favorably resolved, $1,312 would reduce our income tax provision in future periods.  A reconciliation of the beginning and ending unrecognized tax liability is as follows:

Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$1,637
Additions based on tax positions related to prior years	955
Additions based on tax positions related to current year	348
Balance at December 31, 2007	2,940
Releases related to prior years due to expiration of statutes, net of additions based on tax positions related to prior years	(311)
Additions based on tax positions related to current year	173
Balance at December 31, 2008	$2,802
Releases related to prior years due to expiration of statutes, including settlements related to prior years	(1,123)
Additions based on tax positions related to current year	142
Balance at December 31, 2009	$1,821

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

We are subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2005.  Currently, we are under audit by Revenue Canada for tax years 2001 through 2004 and the Internal Revenue Service for tax year 2006.  The Company has provided for any known potential exposures for these examinations.

14.    Common Stock

As of December 31, 2009 and 2008, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

15.    Employee Benefit Plans

Employee Incentive Plans.  The Company has an Annual Management Incentive Plan for executives at the parent company and at each of the business units to provide for the earning of annual bonuses based upon the attainment of performance-based goals. Eligible participants are entitled to receive a bonus if the business unit (or the Company) attain at least 80% of the operating income target.  Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives including working capital performance objectives. The Company incurred expenses related to this plan totaling $2,444, $3,877 and $2,378 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has a Long-Term Performance Plan (“LTPP”) designed to align the interests and the Company’s long-term financial performance goals with the most senior executives in the Company.  Each element of the LTPP has a three-year duration and awards are paid only at the end of the three-year cycle, depending upon performance versus established budgeted financial goals.  The Company incurred expenses related to this plan totaling $349, $733 and $136 for the years ended December 31, 2009, 2008 and 2007, respectively.

JBPCO 401(k) Defined Contribution Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 100% of gross compensation and provides for Company matching contributions up to 1% of the first 5% or 3% of the first 6% of employee contribution depending on the profitability of the business unit, as well as the opportunity for an annual discretionary contribution.  The Company decreased the matching percentage to 1% of the first 5% from 3% of the first 6%, for certain business units, during 2008 and 2009.  The Company has not made discretionary contributions.  Vesting in the Company matching contribution is 20% per year over the first five years.  The Company incurred related employer matching contribution and administrative expenses of $632, $1,702 and $2,009 during the years ended December 31, 2009, 2008 and 2007, respectively.

Defined Benefit Plan. Truck Accessories assumed future sponsorship of a defined benefit plan (the “Plan”) covering hourly employees at its Gem Top division that was sold with all the employees terminated effective February 28, 2003.  The Plan was frozen effective March 31, 1996 and at December 31, 2009 the Plan was underfunded by approximately $117 compared to being underfunded by approximately $160 in 2008.  The Company’s funding policy for the Plan is to make the minimum annual contributions required by applicable regulations.  Minimum contributions for the 2009 plan year totaled $35.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

The Plan has invested its assets through a group annuity contract with an insurance company.  The targeted composition is set by the Company and is reallocated periodically.  The long-term portfolio is chosen based on the duration of the Plan’s individual population and is set toward funding for benefits payable in the future.  The fair value of the Plan’s assets was $456 and $307 as of December 31, 2009 and 2008, respectively.  The pension expense (benefit) recognized was $24, $(4) and $5 for the years ended December 31, 2009, 2008 and 2007, respectively.  Based on the immateriality of the Plan, management does not believe expanded disclosure is necessary.

16.                               Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations and cash flows of the Company.

Letters of Credit and Other Commitments.  The Company had $1,358 in standby letters of credit outstanding at December 31, 2009, primarily securing the Company’s chassis bailment pool programs.  The Company holds funds in a trust for the benefit of its casualty insurance carrier of $7,592 to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

The Company has a five-year agreement that expires October 1, 2014 with a key supplier, whereby it exclusively purchases inventory from this supplier in return for favorable pricing.  The Company estimates that it will purchase approximately $4.7 million from this supplier in 2010.

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreements generally provide that the Company is restricted to producing certain conversions or up-fittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories included in interest expense in the consolidated statements of income totaled $28, $27 and $49 for the years ended December 31, 2009, 2008 and 2007, respectively.  Total consigned chassis inventory was $121 and $930 at December 31, 2009 and 2008, respectively.

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

17.                               Related-Party Transactions

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  The services agreement was suspended effective June 30, 2006 when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008 when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  The Company pays Southwestern a base fee of approximately $45 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company paid Southwestern $534, $222 and $0 during 2009, 2008 and 2007, respectively, for all these services.

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

Effective December 12, 2008, Morgan sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135.  Morgan recorded a gain on the sale of $1,854 that has been deferred and included in other current and noncurrent liabilities in the accompanying consolidated balance sheet and will be recognized as income over the term of the leases with $230 recognized as income in 2009.  Morgan paid rent of $932 and $51 for the use of the properties for the years ended December 31, 2009 and 2008, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

18.                               Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13-week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$139,671	$122,671	$108,767	$109,538
Cost of sales	120,902	107,270	95,277	96,697
Gross profit	18,769	15,401	13,490	12,841
Selling, general and administrative expenses	14,376	11,886	11,433	11,266
Closed and excess facility costs	—	642	—	—
Gain on redemption of 8.75% Notes	(186)	—	—	—
Other expense (income)	(95)	—	(204)	523
Operating income	4,674	2,873	2,261	1,052
Interest expense, net	4,455	4,686	4,405	4,420
Income tax provision (benefit)	334	(1,399)	155	(1,300)
Net loss	$(115)	$(414)	$(2,299)	$(2,068)
Depreciation and amortization	$4,342	$4,570	$4,190	$3,896
Amortization of debt issuance costs	$164	$140	$140	$140

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$184,236	$208,235	$167,178	$146,760
Cost of sales	164,306	178,946	142,286	125,261
Gross profit	19,930	29,289	24,892	21,499
Selling, general and administrative expenses	15,827	16,187	17,720	16,556
Closed and excess facility costs	—	—	—	788
Gain on redemption of 8.75% Notes	—	—	—	(416)
Other expense (income)	168	(342)	(454)	(105)
Operating income	3,935	13,444	7,626	4,676
Interest expense, net	4,565	4,623	4,118	4,775
Income tax provision (benefit)	188	3,498	1,371	(247)
Net income (loss)	$(818)	$5,323	$2,137	$148
Depreciation and amortization	$4,489	$4,550	$4,323	$4,296
Amortization of debt issuance costs	$196	$146	$165	$184

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                  Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2009, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management identified no material weaknesses in the Company’s internal controls as of December 31, 2009 and management believes that its internal control over financial reporting are effective.

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

Name	Age	Position
John B. Poindexter	65	Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee	62	Director
William J. Bowen	88	Director
Robert Preston	58	Chief Operating Officer
David Kay	61	Chief Financial Officer
Larry T. Wolfe	61	Vice President Administration and Assistant Secretary

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

Robert Preston became the Chief Operating Officer in February 2010.  Previously, Mr. Preston served as the President of Eastman Chemical’s Asia Pacific company based in Shanghai.

David Kay became the Chief Financial Officer in November 2009.  Prior to joining the Company, Mr. Kay served as Chief Financial Officer at Freight Car America in Chicago, Illinois and Gibraltar Industries, Inc in Buffalo, New York.

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

Other Significant Persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary or division thereof and is an important contributor to operations:

Name	Age	Position
Nelson Byman	63	President of MIC Group
Jim Donohue	53	President of Truck Accessories
Norbert Markert	49	President of Morgan Truck Body
Michael Ownbey	58	President of Morgan Olson

Nelson Byman became President of MIC Group in June 1998. Previously, Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield-related equipment.

Jim Donohue was named President of Truck Accessories in July 2008. Previously, Mr. Donohue spent nine years in general management positions with Unison Engine and Smiths Aerospace following a nineteen year career with SKF Group.

Norbert Markert became President and Chief Operating Officer of Morgan in November 2005.  Previously, he served two years as President of Autoliv of North America after having been President of Pilkington Automotive North America for four years.

Michael Ownbey became President of Morgan Olson in December 2007.  Prior to joining Morgan Olson, Mr. Ownbey was Vice President of Operations for Honda Motor Company’s largest subsidiary in North America, Yachiyo Manufacturing of Alabama, LLC.

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

A significant portion of total compensation is provided as incentive compensation realized by the executives as a result of the Company achieving established objectives.  Historically, incentive awards were reflective of both the Company’s achievement of established objectives and the individual executive’s performance.

2009 Executive Compensation Components

For the fiscal year ended December 31, 2009, the principal components of compensation for named executive officers were:

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

401(k) Plan

The Company sponsors a 401(k) savings plan that allows participating employees to contribute a portion of their gross compensation up to 100% and provides for Company matching contributions up to 1% of the first 5% or 3% of the first 6% of employee contribution, depending on the financial performance of the business unit, as well as the opportunity for an annual discretionary contribution.  The Company decreased the matching percentage to 1% of the first 5% from 3% of the first 6% for certain business units during 2008 and 2009.  The Company has not made a discretionary contribution to date.  Vesting in the Company’s matching contribution is 20% per year over the first five years of employment.

Perquisites and Other Personal Benefits

The Company does not provide any form of perquisite, executive benefit program or personal benefits to any of the named executives or any other senior management member at the parent or business unit level.

Compensation Committee Interlocks and Insider Participation

The members of the Committee are Messrs. Poindexter, Magee and Wolfe.  Mr. Wolfe is an officer of the Company.  See Item 13. Certain Relationships and Related Transactions, and Director Independence, for a description of certain transactions between the Company and Messrs. Poindexter and Magee.

COMMITTEE REPORT

The Committee of the Company has reviewed and discussed this Compensation Discussion and Analysis and, based on such review and discussion, the Committee recommended to the Board that this Compensation Discussion and Analysis be included in this 10-K.

The Committee

John Poindexter — Chairman, President & CEO

Stephen Magee — Member, Board of Directors

Larry Wolfe — Vice President of Administration and Secretary

David Kay — Chief Financial Officer

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

Summary Compensation Table

Name and principal position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John B. Poindexter(a)	2009	—	—	$533,714	$533,714
Principal Executive Officer	2008	$340,984	—	$6,900	$347,884
	2007	$593,016	—	$6,750	$599,766

David Kay(b)	2009	—	—	$21,600	$21,600
Principal Financial Officer

Robert Whatley(c)	2009	$180,221	—	$2,452	$182,673
Principal Financial Officer	2008	$230,844	$65,000	$10,452	$306,296
	2007	$220,377	$48,000	$6,750	$275,127

Norbert Markert(d)	2009	$345,762	$147,870	$3,300	$496,932
President, Morgan	2008	$359,298	$340,662	$204,772	$904,732
	2007	$337,012	$132,184	$164,086	$633,282

Nelson Byman(e)	2009	$302,548	$212,083	$6,432	$521,063
President, Specialty Manufacturing	2008	$289,116	$344,453	$6,900	$640,469
	2007	$248,654	$216,015	$40,525	$505,194

Jim Donohue(f)	2009	$340,000	$226,563	$10,511	$577,074
President, Truck Accessories Group

Mike Ownbey(g)	2008	$234,428	$210,000	$50,312	$494,740
President, Morgan Olson

Larry Wolfe(h)	2007	$270,000	$155,000	$6,750	$431,750
Vice President of Administration

(a) Mr. Poindexter received a salary from the Company for July 2006 until July 31, 2008. He does not receive a bonus and does not participate in either the Annual Plan or LTPP. Through June 2006, Mr. Poindexter was compensated through a Management Services Agreement between Southwestern Holdings, Inc. and the Company. (Southwestern Holdings, Inc. is owned by Mr. Poindexter.) For all services, the Company paid Southwestern Holdings, Inc. $533,714, $222,380 and $0 in 2009, 2008 and 2007 respectively. The Company matched $6,750 of Mr. Poindexter’s contributions to the Company’s 401(k) Plan in 2007.

(b) Mr. Kay received $21,600 in 2009.  He did not receive a bonus and does not participate in either the Annual Plan or LTPP.

(c) Mr. Whatley received a salary of $180,221 for 2009 and the Company matched $2,452, $10,542, and $6,750 of Mr. Whatley’s contributions to the Company’s 401(k) Plan in 2009, 2008 and 2007, respectively.  Mr. Whatley resigned his position as Principal Financial Officer of the Company effective October 30, 2009.

(d) Mr. Markert was paid $32,302 pursuant to the Annual Plan that was accrued in 2009 but paid in 2010 and received a payment of $115,568 under the LTPP. The Company matched $3,300, $7,301, and $8,081 of Mr. Markert’s contributions to the Company’s 401(k) Plan in 2009, 2008 and 2007, respectively.

(e) Mr. Byman was paid $84,208 pursuant to the Annual Plan that was accrued in 2009 but paid in 2010 and received a payment of $127,875 under the LTPP. The Company matched $6,432, $6,900, and $6,750 of Mr. Byman’s contributions to the Company’s 401(k) Plan in 2009, 2008 and 2007, respectively.

(f) Mr. Donohue was paid $226,563 pursuant to the Annual Plan that was accrued in 2009 but paid in 2010.  Mr. Donohue did not receive a payment under the LTPP in 2009.  The Company matched $3,283 and $767 of Mr. Donohue’s contributions to the Company’s 401(k) Plan in 2009 and 2008, respectively.

(g) Mr. Ownbey was paid $210,000 pursuant to the Annual Plan that was accrued in 2009 but paid in 2010.  Mr. Ownbey did not receive a payment under the LTPP in 2009.  Mr. Ownbey did not participate in the Company’s 401(k) Plan in 2009, 2008 and 2007.

(h) Mr. Wolfe was paid $51,625 pursuant to the Annual Plan that was accrued in 2009 but paid in 2010 and received a payment of $105,468 under the LTPP. The Company matched $2,468, $11,900 and $6,750 of Mr. Wolfe’s contributions to the Company’s 401(k) Plan in 2009, 2008 and 2007, respectively.

Estimated Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Plan	Threshold	Target	Maximum
John B. Poindexter(a)	—	—	—	—	—

Norbert Markert(b)	January 1, 2010	Annual Plan	$110,644	$172,881	$292,169
	January 1, 2010	LTPP	$52,572	$262,860	$525,720

Nelson Byman(c)	January 1, 2010	Annual Plan	$96,815	$151,274	$255,653
	January 1, 2010	LTPP	$46,500	$232,500	$465,000

Larry Wolfe(d)	January 1, 2010	Annual Plan	$64,979	$101,529	$171,584
	January 1, 2010	LTPP	$38,350	$191,750	$383,500

Jim Donohue(e)	January 1, 2010	Annual Plan	$108,800	$170,000	$287,300
	January 1, 2011	LTPP	$51,000	$255,000	$510,000

Bill Flint(f)	January 1, 2010	Annual Plan	$71,429	$111,608	$188,618
	January 1, 2011	LTPP	$34,050	$170,250	$340,500

Mike Ownbey(g)	January 1, 2010	Annual Plan	$77,051	$120,392	$203,462
	January 1, 2012	LTPP	$36,750	$183,750	$367,500

(a) Mr. Poindexter is not eligible to participate in either the Annual Plan or the LTPP.

(b) Mr. Markert was granted an award under the Annual Plan with an earnings target of $5.6 million for Morgan for 2009. He was eligible for the threshold amount if Morgan reached 80% of that target and for the maximum amount if Morgan reached 130% of that target. During 2009, Mr. Markert received $115,568 under the LTPP for the three years ended December 31, 2009.  During 2009, Mr. Markert was given a performance target under the LTPP that makes him eligible for an award beginning in 2010.  The PBT earnings target for 2009 was $15.5 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(c) Mr. Byman was granted an award under the Annual Plan with an earnings target of $23.9 million for MIC Group for 2009. He was eligible for the threshold amount if MIC Group reached 80% of that target and for the maximum amount if MIC Group reached 130% of that target.  During 2010, Mr. Byman received $127,875 under the LTPP for the three years ended December 31, 2009.  During 2009, Mr. Byman was given a performance target under the LTPP that makes him eligible for an award beginning in 2010 at the same threshold and maximum percentages.  The PBT earnings target for 2009 was $15.5 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(d) Mr. Wolfe was granted an award under the Annual Plan with an earnings target of $33.5 million for the Company for 2009. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if it reached 130% of that target. During 2009, Mr. Wolfe received $105,468 under the LTTP plan for the three years ended December 31, 2009.  During 2009, Mr. Wolfe was given a performance target under the LTTP that makes him eligible for an award beginning in 2010.  The adjusted PBT earnings target for 2009 was $15.5 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(e) Mr. Donohue was granted an award under the Annual Plan with an earnings target of $6.8 million for Truck Accessories for 2009. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if it reached 130% of that target. During 2009, Mr. Donohue was given a performance target under the LTTP that makes him eligible for an award beginning in 2011.  The adjusted PBT earnings target for 2009 was $15.5 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(f) Mr. Flint was granted an award under the Annual Plan with an earnings target of $1.6 million for Specialty Vehicle Group for 2009. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if it reached 130% of that target. During 2009, Mr. Flint was given a performance target under the LTTP that makes him eligible for an award beginning in 2011.  The adjusted PBT earnings target for 2009 was $15.5 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

(g) Mr. Ownbey was granted an award under the Annual Plan with an earnings target of $2.9 million for Morgan Olson for 2009. He was eligible for the threshold amount if the Company reached 80% of that target and for the maximum amount if it reached 130% of that target. During 2009, Mr. Ownbey was given a performance target under the LTTP that makes him eligible for an award beginning in 2012.  The adjusted PBT earnings target for 2009 was $15.5 million.  The target PBT for the remaining years in the cycle will be determined at a later date.

Nonqualified Deferred Compensation

Mr. Byman and Mr. Wolfe were the only two named executives to elect to defer a portion of their annual compensation under the Nonqualified Deferred Compensation Plan.  The balance of Mr. Byman’s account at December 31, 2009 and 2008 was $322,879 and $199,940, respectively.  The balance of Mr. Wolfe’s account at December 31, 2009 and 2008 was $108,482 and $78,007, respectively.

Director’s Compensation

Directors who are officers or employees do not receive fees for serving as directors. The Company pays $20,000 per year as director’s fees to each outside director. Additionally, Mr. Magee receives $8,000 per year as Chairman of the Audit Committee of the Board of Directors.

Name	Fees Earned or Paid in Cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

William J. Bowen	$20,000	—	—	$20,000

Stephen Magee(a)	$28,000	—	$32,000	$60,000

(a) Mr. Magee is not an employee of the Company and the amount in the All Other Compensation column represents payments made to him as an independent contractor on a variety of consulting assignments.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2009.  No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

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

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc., (“Southwestern”) which is owned by Mr. Poindexter and of which Mr. Magee, one of the Company’s directors, serves as President.  The Management Services Agreement was suspended effective June 30, 2006 when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008 when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provided services to the Company, including those of Mr. Poindexter. The Company paid to Southwestern approximately $45,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern or raise the annual increases above normal adjustments subject to certain limitations. For all services, the Company paid Southwestern $533,714 in 2009, $222,380 in 2008 and $0 in 2007.

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

Effective December 12, 2008, one of the Company’s subsidiaries sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135,000.  The Company subsidiary paid rent of $932,000 to Poindexter Properties, LLC for the use of the properties in 2009.

Mr. Magee provided the Company consulting services in 2007, 2008 and 2009. The Company paid $235,600, $228,000 and $60,000 in 2007, 2008 and 2009, respectively, for director’s fees and for consulting services.  In addition, the Company reimbursed Mr. Magee for related business expenses.

The Company does not have an established procedure for the review, approval or ratification of related-party transactions. Prior to entering into any such transaction, however, the executive officers of the Company determine whether the transaction is permitted by the terms of the Company’s 8.75% Notes indenture, the credit facility agreement and other relevant contractual obligations.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to us by our independent auditors, Crowe Horwath, LLP (“CH”):

	2009	2008	2007
Audit Fees	$337,760	$326,930	$350,000
Audit-related Fees	63,925	—	51,875
Tax Fees	—	—	—
Other Fees	—	—	208,225
Total Fees	$401,685	$326,930	$610,100

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

Part IV

Item 15.   Exhibits and Financial Statement Schedules

1.             Financial Statements:

The following financial statements are included within the text of this report:

Financial Statement

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

4.2(5)	Form of 8.75% Senior Notes due 2014.

4.3(5)	Form of Senior Note Guarantee of 8.75% Senior Notes due 2014.

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

4.13(11)

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

10.16(11)

Limited Consent, Joinder and Eight Omnibus Amendment dated October 7, 2008, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.17*

Limited Consent, Joinder and Ninth Omnibus Amendment dated January 14, 2010, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

12*	Computation of Ratio of Earnings to Fixed Charges

14*	Code of Ethics

21*	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

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

(11)                          Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: March 31, 2010	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 31, 2010	By	/s/ Stephen Magee
Stephen P. Magee, Director

Date: March 31, 2010	By	/s/ William J. Bowen
William J. Bowen, Director

Date: March 31, 2010	By	/s/ David Kay
David Kay, Chief Financial Officer
(Principal Financial and Accounting Officer)