Form 10-Q
period 2010-03-31
POINDEXTER J B & CO INC
filed 2010-05-17
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated Filer ☒	Smaller Reporting Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 17, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,446	$54,176
Accounts receivable, net	46,537	34,982
Inventories, net	54,300	52,718
Deferred income taxes	1,373	1,368
Income tax receivable	7,633	6,356
Prepaid expenses and other	3,340	2,590
Total current assets	154,629	152,190
Property, plant and equipment, net	69,063	70,073
Goodwill	35,000	35,000
Intangible assets, net	15,493	15,836
Other assets	12,857	12,865
Total assets	$287,042	$285,964
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,268	$2,259
Borrowings under revolving credit facility	—	38
Accounts payable	32,117	27,661
Accrued compensation and benefits	9,102	6,431
Other accrued liabilities	12,583	16,420
Total current liabilities	56,070	52,809
Noncurrent liabilities
Long-term debt, less current portion	202,372	202,935
Deferred income taxes	3,797	3,818
Employee benefit obligations and other	6,736	6,966
Total noncurrent liabilities	212,905	213,719
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	536	290
Accumulated deficit	(1,955)	(340)
Total stockholder’s equity	18,067	19,436
Total liabilities and stockholder’s equity	$287,042	$285,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2010	2009
Net sales	$133,344	$139,671
Cost of sales	117,604	120,902
Gross profit	15,740	18,769
Selling, general and administrative expenses	13,947	14,376
Gain on repurchase of 8.75% Notes	—	(186)
Other income	(16)	(95)
Operating income	1,809	4,674
Interest expense	4,417	4,542
Interest income	(11)	(87)
Income (loss) before income taxes	(2,597)	219
Income tax provision (benefit)	(982)	334
Net loss	(1,615)	(115)
Retained earnings (accumulated deficit) at beginning of period	(340)	4,556
Retained earnings (accumulated deficit) at end of period	$(1,955)	$4,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Three Months
	Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,615)	$(115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,090	4,342
Amortization of debt issuance costs	140	164
Gain on redemption of 8.75% Notes	—	(186)
Provision for excess and obsolete inventory	75	7
Provision for doubtful accounts receivable	(15)	(7)
Deferred income tax provision	(25)	(2)
Other	(13)	(277)
Change in assets and liabilities:
Accounts receivable	(11,513)	(2,043)
Inventories	(1,658)	3,894
Income tax receivable	(1,249)	234
Prepaid expenses and other	(858)	440
Accounts payable	4,447	(3,381)
Accrued interest	(4,375)	(4,375)
Other accrued liabilities	2,735	(1,182)
Net cash used in operating activities	(9,834)	(2,487)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,543)	(3,319)
Other	144	17
Net cash used in investing activities	(2,399)	(3,302)
Cash flows from financing activities:
Payments of long-term debt and capital leases	(494)	(792)
Net payments on revolving credit facility	(38)	(386)
Net cash used in financing activities	(532)	(1,178)
Effect of exchange rate on cash	35	(95)
Change in cash and cash equivalents	(12,730)	(7,062)
Cash and cash equivalents at beginning of period	54,176	36,251
Cash and cash equivalents at end of period	$41,446	$29,189

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 on Form 10-K.

(3) Segment Data

The following is a summary of the business segment data:

	For the three months ended March 31,
	2010	2009
Net Sales
Morgan	$44,633	$45,072
Morgan Olson	26,811	16,844
Truck Accessories	30,440	27,542
Specialty Manufacturing	31,990	50,413
Eliminations	(530)	(200)
Net Sales	$133,344	$139,671

Operating Income (Loss)
Morgan	$628	$208
Morgan Olson	1,721	(150)
Truck Accessories	2,407	693
Specialty Manufacturing	(1,318)	5,565
JBPCO (Corporate)	(1,629)	(1,642)
Operating Income	$1,809	$4,674

	March 31, 2010	December 31, 2009
Total Assets as of:
Morgan	$50,123	$39,819
Morgan Olson	22,980	19,311
Truck Accessories	60,472	58,371
Specialty Manufacturing	109,967	112,712
JBPCO (Corporate)	43,500	55,751
Total Assets	$287,042	$285,964

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 59% and 60% of Morgan’s net sales during each of the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $8,474 and $2,816 at March 31, 2010 and December 31, 2009, respectively.  Specialty Manufacturing has two customers in the international oilfield service industry that accounted for approximately 31% and 48% of Specialty Manufacturing’s net sales during each of the three months ended March 31, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $4,958 and $4,882 at March 31, 2010 and December 31, 2009, respectively.

(4) Comprehensive Loss

The components of comprehensive loss were as follows:

	For the three months ended March 31,
	2010	2009
Net loss	$(1,615)	$(115)
Foreign currency translation income (loss)	246	(131)
Increase in underfunded defined benefit plan	—	(125)
Comprehensive loss	$(1,369)	$(371)

(5) Inventories

Consolidated inventories, net, consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials	$26,687	$24,946
Work in process	16,523	14,894
Finished goods	11,090	12,878
Total inventories	$54,300	$52,718

(6) Long-Term Debt

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of March 31, 2010 and 2009, the Company had $198,800 of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $174,400 and $118,000, based upon its traded values at March 31, 2010 and 2009, respectively.  The estimated fair values are measured using Level 1 inputs which are described as quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

(7) Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2010 and 2009 was as follows:

	2010	2009
Cash paid for interest	$8,824	$8,909
Cash paid for income taxes	267	44
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	—	—

(8) Income Taxes

The income tax provision for the periods ended March 31, 2010 and 2009 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates (“uncertain tax positions”) and classifies related interest and penalties on late payment of taxes as income tax expense in the financial statements.  The total amount of accrued interest and penalties related to these tax positions was $527 at March 31, 2010 and $543 at March 31, 2009.  This decrease was mainly due to lapses of statutes of limitations on certain filings.

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

Letters of Credit and Other Commitments.  The Company had $1,358 in standby letters of credit outstanding at March 31, 2010 and December 31, 2009, primarily securing the Company’s chassis bailment pool program at Morgan.

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

In February 2009, Morgan Olson voluntarily reported to the Environmental Protection Agency (“USEPA”) potential noncompliance with the reporting requirements applicable to certain chemicals under the Federal Emergency Planning and Community Right-to-know Act (“EPCRA”).  In March 2009, Morgan Olson filed with the USEPA additional EPCRA reports for certain chemicals and modified previously filed EPCRA reports for other chemicals used in operations during calendar years 2004 through 2007.   In a letter dated April 9, 2010, USEPA has determined that Morgan Olson complied with all of the criteria of the Incentives for Self-Policing: Discovery, Disclosure, Correction and Prevention of Violations and will not be assessed a penalty.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion under this caption updates the information set forth in our 2009 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview, please refer to that section.

Results of Operations

Three months ended March 31, 2010 Compared to Three months ended March 31, 2009 (Unaudited)

Sales.  Our consolidated net sales decreased $6.4 million, or 4.5%, to $133.3 million for the quarter ended March 31, 2010 compared to $139.7 million for the quarter ended March 31, 2009.

•                  Morgan’s net sales decreased $0.5 million, or 1.0%, to $44.6 million compared to $45.1 million for the prior period. Demand for Morgan truck bodies continued to remain weak as unit shipments declined 4.2% compared to last year.  The average unit price per truck body increased 3.5% as a result of product mix from the sale of larger, higher priced units in the current period.  Sales of commercial rental units was $9.2 million compared to $0.3 million in the prior period on a 19.6% increase in average unit price offset by an $8.1million, or 24.6%, decrease in retail sales and a $1.6 million, or 17.8%, decline in consumer rental sales.  Parts and service sales remained flat at $2.3 million for both periods.  Sales of personal storage units, which were introduced in the second half of 2009, were $0.4 million.

•                  Morgan Olson’s net sales increased $10.0 million, or 59.2%, to $26.8 million compared to $16.8 million in the prior period.  Sales of step vans increased $11.6 million, or 101.5%, on a 101.8% increase in unit shipments in the current period as the average price of a step van remained flat compared to prior year.  The increase was primarily in retail sales (sales to dealers and distributors) which increased $13.6 million.  Parts and service sales decreased $1.6 million, or 31.4%, to $3.4 million compared to $5.0 million in the prior period.

•                  Truck Accessories’ net sales increased $2.9 million, or 10.5%, to $30.4 million compared to $27.5 million for the prior period.  Pickup truck cap and tonneau cover sales increased 9.0% to $27.9 million compared to $25.6 million last year as new pickup truck sales in the United States increased 6.8% from the prior year.  Sales of windows and door components increased $0.4 million, or 20.0%, to $2.4 million compared to $2.0 million in the prior period.

•                  Specialty Manufacturing’s net sales decreased $18.4 million, or 36.5%, to $32.0 million compared to $50.4 million for the prior period.   Net sales related to the energy services business, which represented 49.3% of Specialty Manufacturing’s sales compared to 70.5% for the prior period, decreased $19.8 million, or 55.7%, as the end of the prior quarter was the beginning of a sharp decline in the energy sector which has continued through this quarter.  Non-energy-related sales increased by $1.4 million, or 9.1%, to $16.2 million primarily due to a $1.6 million increase in sales at the plastics-based packaging business.

Backlog.  Consolidated backlog was $150.8 million as of March 31, 2010 compared to $149.9 million at December 31, 2009 and $100.6 million as of March 31, 2009.

•                  Morgan’s backlog was $63.4 million at March 31, 2010 compared to $73.1 million at December 31, 2009 and $35.8 million at March 31, 2009.   The increase in backlog compared to the prior period was due primarily to an $9.5 million, or 120.0%, increase in commercial rental orders and an $8.9 million, or 112.7%, increase in consumer rental orders.

•                  Morgan Olson’s backlog was $33.1 million at March 31, 2010 compared to $38.1 million at December 31, 2009 and $12.1 million at March 31, 2009.  The increase in backlog was due to a $21.5 million increase in fleet orders from United Parcel Service of America, Inc..

•                  Truck Accessories’ backlog was $2.3 million at March 31, 2010 compared to $2.6 million at December 31, 2009 and $2.4 million as of March 31, 2009.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•                  Specialty Manufacturing’s backlog at March 31, 2010 was $52.0 million compared to $36.1 million at December 31, 2009 and $50.3 million at March 31, 2009.

Cost of sales and gross profit.  Our consolidated cost of sales decreased by $3.3 million, or 2.7%, to $117.6 million for the quarter ended March 31, 2010 compared to $120.9 million for the quarter ended March 31, 2009. Consolidated gross profit decreased $3.1 million, or 16.1%, to $15.7 million (11.8% of net sales) for the quarter ended March 31, 2010 compared to $18.8 million (13.4% of net sales) last year.  Material, labor and overhead costs were 48.7%, 13.3% and 26.2% of net sales, respectively, for the current period compared to 47.5%, 14.5% and 23.6%, respectively, in the prior period.

•                  Morgan’s gross profit increased by $0.1 million, or 1.7%, to $3.9 million (8.7% of its net sales) compared to $3.8 million (8.5% of its net sales) for the prior period.  The improvement in gross profit margin was a result of material cost management on flat sales.

•                  Morgan Olson’s gross profit increased by $1.9 million, or 146.4%, to $3.2 million (11.8% of its net sales) compared to $1.3 million (7.6% of its net sales) for the prior period.  The increase in gross profit margin was a result of increased absorption of overhead costs from increased sales.

•                  Truck Accessories’ gross profit increased by $2.4 million, or 70.0%, to $5.8 million (19.2% of its net sales) compared to $3.4 million (12.5% of its net sales) for the prior period.  The increase in gross profit margin was a result of ongoing improvements in labor productivity and materials management.  Overhead costs as a percentage of net sales decreased as a result of the increase in sales volume and management’s aggressive cost reduction efforts.

•                  Specialty Manufacturing’s gross profit decreased $7.4 million, or 72.4%, to $2.8 million (8.9% of its net sales) compared to $10.2 million (20.2% of its net sales) for the prior period.  The decrease was due to a $7.8 million, or 85.1%, decline in gross profit at the energy-related business and a $0.3 million, or 38.9%, decline at Specialty Vehicle Group due to lower absorption of overhead on lower production volumes.  Gross profit at the plastics-based packaging business increased $0.8 million, or 247.6%, due primarily to effective material cost control.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses decreased $0.5 million, or 3.3%, to $13.9 million (10.5% of net sales) for the quarter ended March 31, 2010 compared to $14.4 million (10.3% of net sales) for the quarter ended March 31, 2009.

•                  Morgan’s selling, general and administrative expenses decreased $0.4 million, or 11.3%, to $3.3 million (7.4% of its net sales) compared to $3.7 million (8.2% of its net sales) for the prior period.  Expenses declined due primarily to a 9.3% decrease in personnel compared to the prior year.

•                  Morgan Olson’s selling, general and administrative expenses remained flat at $1.4 million, which was 5.4% and 8.5% of its net sales for the current and prior period, respectively.

•                  Truck Accessories’ selling, general and administrative expenses increased by $0.7 million, or 25.4%, to $3.5 million (11.3% of its net sales) from $2.8 million (10.0% of its net sales) for the prior period.   The increase was primarily due to higher management incentive bonuses, workers compensation and group insurance costs.

•                  Specialty Manufacturing’s selling, general and administrative expenses decreased by $0.6 million, or 12.0%, to $4.1 million (12.8% of its net sales) compared to $4.7 million (9.3% of its net sales) for the prior period due.   The decrease was due to a 14.5% personnel reduction primarily at Specialty Vehicle Group as a result of the consolidation of its two funeral and limousine manufacturing operations.

•                  Corporate selling, general and administrative expenses during the first quarter of 2010 decreased by $0.2 million, or 11.0%, to $1.6 million from $1.8 million for the prior period.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income decreased by $2.9 million, or 60.7%, to $1.8 million (1.4% of net sales) for the quarter ended March 31, 2010 from $4.7 million (3.3% of net sales) for the quarter ended March 31, 2009.

•                  Morgan’s operating income increased by $0.4 million to $0.6 million (1.4% of its net sales) compared to $0.2 million (0.5% of its net sales) for the prior period.

•                  Morgan Olson’s operating income increased by $1.8 million to $1.7 million (6.4% of its net sales) compared to a loss of $0.1 million for the prior period.

•                  Truck Accessories’ operating income increased by $1.7 million to $2.4 million (7.9% of its net sales) compared to $0.7 million (2.5% of its net sales) for the prior period.

•                  Specialty Manufacturing’s operating income decreased by $6.9 million, or 123.7%, to a loss of $1.3 million compared to income of $5.6 million (11.0% of its net sales) for the prior period.

•                  Corporate expenses remained flat for the quarters ended March 31, 2010 and 2009 at $1.6 million.

Interest expense.  Consolidated interest expense was $4.4 million, or 3.3% of net sales, compared to $4.5 million, or 3.3% of net sales, for the quarters ended March 31, 2010 and 2009, respectively.

Income taxes. The effective income tax rate differed from the statutory rate for the three months ended March 31, 2010 primarily because of state taxes and our inability to record tax benefits on our Canadian losses.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

During the quarters ended March 31, 2010 and 2009, we incurred Canadian pretax losses of $38,000 and $0.3 million respectively and recorded an increase in the valuation allowance against the deferred tax asset related to those losses of $12,000 and $0.1 million respectively.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should we determine that it is more likely than not to be able to realize the deferred tax assets in the future in excess of the net recorded amount, a reduction in the valuation allowance would increase income in the period such determination was made.  Likewise, should we determine that it is more likely than not to be unable to realize all or part of the net deferred tax asset in the future, an increase to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working capital at March 31, 2010 was $98.6 million, which includes $41.4 million in cash and cash equivalents, compared to $99.4 million at December 31, 2009. Excluding cash and cash equivalents, working capital increased $11.9 million.  Average days sales outstanding in receivables at March 31, 2010 were approximately 32 compared to 30 at March 31, 2009 and inventory turns were approximately 9 at March 31, 2010 and 8 at March 31, 2009.  We continue to take advantage of purchase discounts as appropriate and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2010 used cash of $9.8 million compared to cash used of $2.5 million during the three months ended March 31, 2009. The increase in net cash used in operating activities was primarily related to accounts receivables at Morgan Olson as a result of increased sales and a single large customer with a $2.1 million outstanding balance that has been fully collected.

Investing cash flows.  Net cash used in investing activities was $2.4 million for the three months ended March 31, 2010 compared to $3.3 million for the three months ended March 31, 2009.  Investing activities for the quarter were for capital expenditures of $2.5 million which consisted of machinery and equipment at Specialty Manufacturing and a Companywide Enterprise Resource Planning project.

Financing cash flows.  Financing activities during the three months ended March 31, 2010 used cash of $0.5 million compared to cash used of $1.2 million for the three months ended March 31, 2009.  During the first quarter of 2009, the Company paid $0.4 million on borrowings on the Revolving Credit facility.

Long-term debt.  At March 31, 2010, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 1.4 to 1.0.  As a result of the decline to below 2.0 to 1.0, we are limited in our ability to incur additional indebtedness.  The Indenture Agreement permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business.  Already existing obligations and any amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.  Our Revolving Credit Facility, which was extended through March 15, 2011 and automatically renews for a 12-month period after March 15 of each year unless notice is provided at least 90 days prior to expiration by either party, and Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  Based upon our borrowing base, we had approximately $47.2 million of availability under our Revolving Credit Facility at March 31, 2010.

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

Critical Accounting Policies

There were no material changes in critical accounting policies during the three months ended March 31, 2010.

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

Interest Rates

As of March 31, 2010, the Company had $198.8 million of 8.75% Notes, long-term debt, outstanding, with an estimated fair value of approximately $174.4 million based upon their traded value at March 31, 2010.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $7.2 million as of March 31, 2010.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of the Canadian operation is the Canadian dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a—15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).

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

Item 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A.  Risk Factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 17, 2010	By:	/s/ David Kay
David Kay, Chief Financial Officer