Form 10-Q
period 2010-06-30
POINDEXTER J B & CO INC
filed 2010-08-16
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of August 16, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$54,020	$54,176
Accounts receivable, net	46,731	34,982
Inventories, net	55,250	52,718
Deferred income taxes	1,372	1,368
Income tax receivable	5,494	6,356
Prepaid expenses and other	3,077	2,590
Total current assets	165,944	152,190
Property, plant and equipment, net	68,054	70,073
Goodwill	35,000	35,000
Intangible assets, net	14,935	15,836
Other assets	12,752	12,865
Total assets	$296,685	$285,964
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,223	$2,259
Borrowings under revolving credit facility	30	38
Accounts payable	34,220	27,661
Accrued compensation and benefits	9,839	6,431
Other accrued liabilities	16,990	16,420
Total current liabilities	63,302	52,809
Noncurrent liabilities
Long-term debt, less current portion	201,859	202,935
Deferred income taxes	3,626	3,818
Employee benefit obligations and other	6,814	6,966
Total noncurrent liabilities	212,299	213,719
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	181	290
Retained Earnings (accumulated deficit)	1,417	(340)
Total stockholder’s equity	21,084	19,436
Total liabilities and stockholder’s equity	$296,685	$285,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT) (Unaudited) (Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$161,985	$122,671	$295,329	$262,342
Cost of sales	136,824	107,270	254,428	228,172
Gross profit	25,161	15,401	40,901	34,170
Selling, general and administrative expenses	14,409	11,886	28,356	26,167
Closed and excess facility costs	782	642	782	642
Gain on repurchase of 8.75% Notes	—	—	—	(186)
Other income	(114)	—	(130)	—
Operating income	10,084	2,873	11,893	7,547
Interest expense	4,497	4,714	8,914	9,256
Interest income	(16)	(28)	(27)	(115)
Income (loss) before income taxes	5,603	(1,813)	3,006	(1,594)
Income tax provision (benefit)	2,231	(1,399)	1,249	(1,065)
Net income (loss)	3,372	(414)	1,757	(529)
Retained earnings (accumulated deficit) at beginning of period	(1,955)	4,441	(340)	4,556
Retained earnings at end of period	$1,417	$4,027	$1,417	$4,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,757	$(529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,901	8,912
Amortization of debt issuance costs	280	304
Gain on repurchase of 8.75% Notes	—	(186)
Provision for excess and obsolete inventory	140	590
Provision for doubtful accounts receivable	36	244
Deferred income tax provision	(158)	(967)
Other	584	13
Change in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(11,817)	7,469
Inventories	(3,166)	11,193
Prepaid expenses and other	(566)	1,090
Accounts payable	6,565	(7,690)
Accrued income taxes	970	1,618
Other accrued liabilities	2,824	(4,045)
Net cash provided by operating activities	5,350	18,016
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	34	90
Purchase of property, plant and equipment	(4,882)	(5,360)
Other	326	—
Net cash used in investing activities	(4,522)	(5,270)
Cash flows from financing activities:
Net payments of revolving credit facility	(8)	(367)
Payments of long-term debt and capital leases	(981)	(1,415)
Net cash used in financing activities	(989)	(1,782)
Effect of exchange rate on cash	5	(212)
Change in cash and cash equivalents	(156)	10,752
Cash and cash equivalents at beginning of period	54,176	36,251
Cash and cash equivalents at end of period	$54,020	$47,003

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

(2) Basis of Presentation and Opinion of Management. The accompanying interim condensed consolidated financial statements have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 on Form 10-K.

(3) Segment Data.  The following is a summary of the business segment data:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net Sales:
Morgan	$69,712	$39,070	$114,346	$84,142
Morgan Olson	21,030	12,437	47,841	29,281
Truck Accessories	33,783	29,836	64,223	57,378
Specialty Manufacturing	38,083	41,563	70,073	91,976
Eliminations	(623)	(235)	(1,154)	(435)
Net Sales	$161,985	$122,671	$295,329	$262,342
Operating Income (Loss):
Morgan	$6,381	$1,025	$7,009	$1,233
Morgan Olson	792	(6)	2,513	(156)
Truck Accessories	4,052	2,165	6,459	2,858
Specialty Manufacturing	682	260	(635)	5,825
JBPCO (Corporate)	(1,823)	(571)	(3,453)	(2,213)
Operating Income	$10,084	$2,873	$11,893	$7,547

	June 30, 2010	December 31, 2009
Total Assets as of:
Morgan	$46,441	$39,819
Morgan Olson	19,938	19,311
Truck Accessories	60,949	58,371
Specialty Manufacturing	116,957	112,712
JBPCO (Corporate)	52,400	55,751
	$296,685	$285,964

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 63.5% and 62.0% of Morgan’s net sales during each of the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $7,235 and $2,816 at June 30, 2010 and December 31, 2009, respectively.  Specialty Manufacturing’s net sales are concentrated among international oilfield service companies, with two customers that accounted for approximately 34.0% and 44.0% of Specialty Manufacturing’s net sales during each of

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

the six months ended June 30, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $8,397and $4,882 at June 30, 2010 and December 31, 2009, respectively.

(4) Comprehensive Income (Loss).  The components of comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$3,372	$(414)	$1,757	$(529)
Foreign currency translation gain (loss)	(355)	182	(109)	49
Increase in underfunded defined benefit plan	—	—	—	(125)
Comprehensive income (loss)	$3,017	$(232)	$1,648	$(605)

(5) Inventories.  Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials	$25,299	$24,946
Work in process	15,876	14,894
Finished goods	14,075	12,878
Total inventories	$55,250	$52,718

(6) Long-Term Debt.

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of June 30, 2010 and 2009, the Company had $198,800 of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $181,900 and $150,100, based upon its traded values at June 30, 2010 and 2009, respectively.  The estimated fair values are measured using Level 1 inputs which are described as quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

(7) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2010 and 2009 was as follows:

	2010	2009
Cash paid for interest	$8,856	$9,277
Cash paid (refunded) for income taxes	659	(1,618)
Non-cash investing and financing activities:
Capital lease obligations for machinery and equipment	—	—

(8) Income Taxes.

The income tax provision for the periods ended June 30, 2010 and 2009 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

operates (“uncertain tax positions”) and classifies related interest and penalties on late payment of taxes as income tax expense in the financial statements.   The total amount of accrued interest and penalties related to these tax positions was $544 at June 30, 2010 and $558 at June 30, 2009.  This decrease was mainly due to lapses of statutes of limitations on certain filings.

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

(9) Contingencies.

Claims and Lawsuits.  The Company is involved in claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $1,322 in standby letters of credit outstanding at June 30, 2010 and December 31, 2009, primarily securing the Company’s chassis bailment pool program at Morgan.

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

From time to time, the Company has received notices of noncompliance with respect to its operations, which typically have been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on the Company.  The Company cannot ensure that it has been or will at all times be in compliance with all of these requirements, including those related to reporting or permit restrictions, or that it will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  Additionally, the Company expects that the nature of its operations will continue to make it subject to increasingly stringent environmental regulatory standards. Although the Company believes it has made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions could limit expansion or otherwise have a material adverse effect on the Company’s business and financial condition.

In July 2005, Morgan notified the United States Environmental Protection Agency (USEPA) that it was investigating its compliance with the filing requirements of Section 313 of the Emergency Planning and Community Right-to-Know Act (EPCRA) and regulations promulgated thereunder. All necessary reports were completed and filed with the USEPA by August 31, 2005.  A letter from the USEPA requesting additional information was received in December 2006 and a response submitted. Action by the USEPA is probable and the financial impact of such enforcement action, if any, cannot be estimated but could be material.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(10) Closed and Excess Facility Costs.

During the second quarter of 2010, Specialty Manufacturing initiated a plan for the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.  Specialty Manufacturing completed the consolidation of the funeral coach manufacturing operations and recorded a closed and excess facility charge of $0.8 million during the three months ended June 30, 2010.  The consolidation of the limousine manufacturing operations is expected to be completed by the fourth quarter of 2010.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion updates the information set forth in our 2009 annual report filed on Form 10-K in Item 7 under the caption “Overview.”  For a complete overview, please refer to that section.

Operations in Specialty Manufacturing’s precision machining plant in Malaysia began in April 2010 and net sales as of June 30, 2010 were $0.5 million.  The functional currency of the operations in Malaysia is the United States dollar.

Results of Operations

Three months ended June 30, 2010 Compared to Three months ended June 30, 2009 (Unaudited)

Sales.  Our consolidated net sales increased $39.3 million, or 32.0%, to $162.0 million for the quarter ended June 30, 2010 compared to $122.7 million for the quarter ended June 30, 2009.

•             Morgan’s net sales increased $30.6 million, or 78.4%, to $69.7 million compared to $39.1 million for the prior period.  Demand for Morgan truck bodies rose as unit shipments increased 92.0% compared to the prior period.  The average unit price of a truck body decreased 5.6% due to product mix with increased sales of smaller, lower-priced consumer rental units this period.  Sales of commercial and consumer rental fleet units were $38.0 million compared to $14.5 million in the prior period.   Retail sales were $28.7 million compared to $22.4 million in the prior period.  Parts and service sales increased $0.9 million, or 42.3%, to $3.2 million compared to the prior period.

•             Morgan Olson’s net sales increased $8.6 million, or 69.1%, to $21.0 million compared to $12.4 million for the prior period.  Step van sales increased $8.5 million, or 101.2%, on a 123.4% increase in unit shipments compared to the prior period.  The average price per step van decreased 9.9% as a result of a higher volume of fleet units which are usually lower priced compared to retail units.   Sales of service parts and delivery income remained flat at $4.1 million for both periods.

•             Truck Accessories’ net sales increased $4.0 million, or 13.2%, to $33.8 million compared to $29.8 million for the prior period.  Cap and tonneau cover sales increased 11.0% to $30.8 million compared to $27.7 million in the prior period on an 8.5% increase in unit shipments.  Sales of window and door components to third parties increased $0.8 million, or 38.1%, to $2.9 million compared to $2.1 million in the prior period.

•             Specialty Manufacturing’s net sales decreased $3.5 million, or 8.4%, to $38.1 million compared to $41.6 million for the prior period.  The decline in volume was realized in energy services products and funeral coach and limousine sales.

Backlog.  Our consolidated backlog was $126.3 million as of June 30, 2010 compared to $149.9 million at December 31, 2009 and $76.8 million at June 30, 2009.

•                    Morgan’s backlog was $40.9 million at June 30, 2010 compared to $73.1 million at December 31, 2009 and $23.0 million at June 30, 2009. The increase in backlog over June 30, 2009 was due to a $9.3 million increase in commercial and consumer rentals and an $8.6 million increase in retail.

•                    Morgan Olson’s backlog was $27.4 million as of June 30, 2010 compared to $38.1 million at December 31, 2009 and $11.6 million at June 30, 2009.  The increase at June 30, 2010 over June 30, 2009 was due to a $10.0 million and $5.8 million increase in fleet and retail orders, respectively.

•                    Truck Accessories’ backlog was $2.8 million as of June 30, 2010 compared to $2.6 million at December 31, 2009 and $2.5 million at June 30, 2009.  Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•                    Specialty Manufacturing’s backlog was $55.1 million as of June 30, 2010 compared to $36.1 million at December 31, 2009 and $39.7 million at June 30, 2009.  The increase was primarily in the precision machining business as customer demand in the energy services sector increased.

Cost of sales and gross profit.  Our consolidated cost of sales increased $29.5 million, or 27.6%, to $136.8 million for the quarter ended June 30, 2010 compared to $107.3 million for the quarter ended June 30, 2009.  Consolidated gross profit increased $9.8 million, or 63.4%, to $25.2 million (15.5% of net sales) for the quarter compared to $15.4 million (12.6% of net sales) last year.  Material costs were 50.0% of net sales compared to 48.5% last year, labor costs were 12.2% of net sales compared to 14.1% last year, and overhead costs were 22.3% of net sales compared to 24.8% in the prior period.

•             Morgan’s gross profit increased $6.4 million, or 161.9%, to $10.3 million (14.7% of its net sales) compared to $3.9 million (10.0% of its net sales) for the prior period.  The increase in gross profit margin is primarily due to improvements in labor efficiency and increased absorption of overhead on increased sales.

•             Morgan Olson’s gross profit increased $0.7 million, or 56.2%, to $2.0 million (9.5% of its net sales) compared to $1.3 million (10.3% of its net sales) for the prior period.  The increase in gross profit margin was due to increased absorption of overhead costs on higher production volume offset by higher material and labor costs as a result of a heavier mix of lower-margin fleet sales.

•             Truck Accessories’ gross profit increased $2.3 million, or 45.8%, to $7.4 million (21.9% of its net sales) compared to $5.1 million (17.0% of its net sales) for the prior period as a result of continued improvements in materials management, labor efficiency and lower overhead cost on increased sales.

•             Specialty Manufacturing’s gross profit increased $0.4 million, or 7.4%, to $5.5 million (14.4% of its net sales) compared to $5.1 million (12.3% of its net sales) for the prior period.  The increase in gross margins was due to operational improvements offset by lower absorption of overhead costs on lower sales.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $2.5 million, or 21.2%, to $14.4 million (8.9% of net sales) for the quarter ended June 30, 2010 compared to $11.9 million (9.7% of net sales) for the quarter ended June 30, 2009.

•            Morgan’s selling, general and administrative expenses increased $1.0 million, or 34.5%, to $3.9 million (5.6% of its net sales) compared to $2.9 million (7.4% of its net sales) for the prior period due primarily to increased costs related to sales promotions and higher management incentive reserves.

•             Morgan Olson’s selling, general and administrative expenses decreased $0.1 million, or 6.1%, to $1.2 million (5.7% of its net sales) compared to $1.3 million (10.3% of its net sales) for the prior period.

•             Truck Accessories’ selling, general and administrative expenses increased $0.4 million, or 15.0%, to $3.3 million (9.9% of its net sales) from $2.9 million (9.8% of its net sales) for the prior period due primarily to higher group insurance costs.

•             Specialty Manufacturing’s selling, general and administrative expenses decreased $0.1 million, or 2.4%, to $4.1 million (10.8% of its net sales) from $4.2 million (10.1% of its net sales) for the prior period

•             Corporate selling, general and administrative expenses during the second quarter of 2010 increased $1.2 million, or 215.7%, to $1.8 million from $0.6 million in the prior period.  The increase was primarily due to a $0.3 million increase in salaries and personnel related costs on a 68.4% increase in headcount and $0.7 million resulting from the resolution of an insurance claim that favorably impacted the second quarter of 2009.

Closed and excess facility costs.  During 2010, Specialty Manufacturing recognized $0.8 million of costs related to the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility in the current period.

During 2009, Specialty Manufacturing implemented a plan to vacate one of its facilities and move production to its other manufacturing plants.  During the three months ended June 30, 2009, Specialty Manufacturing notified its team members and the landlord at the Milwaukee, Wisconsin facility of its intentions to vacate the facility.  Costs related to future lease payments and team member related costs totaling $0.6 million were recognized during the quarter.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased $7.2  million, or 251.0%, to $10.1 million (6.2% of net sales) for the quarter ended June 30, 2009 compared to $2.9 million (2.3% of net sales) for the quarter ended June 30, 2009.

•             Morgan’s operating income increased $5.4 million to $6.4 million (9.2% of its net sales) compared to $1.0 million (2.6% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased $0.8 million to $0.8 million compared to breakeven in the prior period.

•             Truck Accessories’ operating income increased $1.9 million, or 87.2%, to $4.1 million (12.0% of its net sales) compared to $2.2 million (7.3% of its net sales) for the prior period.

•             Specialty Manufacturing’s operating income increased $0.4 million, or 162.4%, to $0.7 million (1.8% of net sales) compared to $0.3 million (0.6% of its net sales) for the prior period.

Interest expense.  Consolidated interest expense was $4.5 million (2.8% of net sales) and $4.7 million (3.8% of net sales) for the prior period.

Income taxes.  For the three months ended June 30, 2010 and 2009, the effective tax rate was 39.8% and 77.2% of income before income taxes, respectively.  The income tax provisions for the three months ended June 30, 2010 and 2009 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Six months ended June 30, 2010 Compared to Six months ended June 30, 2009 (Unaudited)

Sales.  Our consolidated net sales increased $33.1 million, or 12.6%, to $295.3 million for the six months ended June 30, 2010 compared to $262.2 million for the six months ended June 30, 2009.

•             Morgan’s net sales increased $30.2 million, or 35.9%, to $114.3 million compared to $84.1 million for the prior period as demand for Class 5-7 truck bodies increased compared to depressed levels in 2009. Unit shipments increased 39.1%, partly offset by a 1.3% decrease in the average price of a truck body.  Sales of commercial and consumer rental fleet units increased $31.0 million, or 132.5%, to $54.4 million compared to $23.4 million in the prior period.   Retail sales decreased $1.5 million, or 2.7%, to $54.1 million compared to $55.6 million.  Service parts sales and delivery income increased $0.9 million, or 17.2%, to $3.0 million in the current period.

•             Morgan Olson’s net sales increased $18.5 million, or 63.4%, to $47.8 million compared to $29.3 million for the prior period.  Sales of step vans increased $20.1 million, or 101.4%, as unit shipments increased 110.7%.  The average price of a step van body decreased 4.4%, primarily due to product mix with increased sales of lower-priced high-volume fleet units this period. Service parts sales and delivery income decreased $1.6 million, or 16.4%, to $7.9 million compared to $9.5 million in the prior period.

•             Truck Accessories’ net sales increased $6.8 million, or 11.9%, to $64.2 million compared to $57.4 million for the prior period.  Sales of caps and tonneau covers increased $5.3 million, or 10.1%, to $58.7 million from $53.4 million in the prior period.  Unit shipments increased 7.4% to approximately 62,500 units.  Sales of window and door products to third parties increased $1.3 million, or 30.1%, to $5.3 million compared to $4.0 million in the prior period.

•             Specialty Manufacturing’s net sales decreased $21.9 million, or 23.8%, to $70.1 million compared to $92.0 million for the prior period.  The decrease in sales is primarily due to lower demand for energy services products.

Cost of sales and gross profit.  Our consolidated cost of sales increased $26.2 million, or 11.5%, to $254.4 million for the six months ended June 30, 2010 compared to $228.2 million for the six months ended June 30, 2009. Consolidated gross profit increased $6.7 million, or 19.7%, to $40.9 million (13.8% of net sales) for the six months ended June 30, 2010 compared to $34.2 million (13.0% of net sales) for the six months ended June 30, 2009.  Material costs were 49.4% of net sales for the six months ended June 30, 2010 compared to 48.0% last year, labor costs were 12.7% of net sales compared to 14.3% last year, and overhead costs were 24.0% of net sales compared to 24.7% last year.

•             Morgan’s gross profit increased $6.4 million, or 82.7%, to $14.2 million (12.4% of its net sales) compared to $7.8 million (9.2% of its net sales) for the prior period.  The increase in gross profit margin was due to improvements in labor efficiency and increased absorption of overhead costs on higher production volumes.

•             Morgan Olson’s gross profit increased $4.7 million, or 101.4%, to $5.2 million (10.8% of its net sales) compared to $2.6 million (8.8% of its net sales) for the prior period.  The increase in gross profit margin was due to increased absorption of overhead costs on higher production volume, offset by higher material and labor costs due to sales mix.

•             Truck Accessories’ gross profit increased $2.6 million, or 55.6%, to $13.2 million (20.6% of its net sales) compared to $8.5 million (14.8% of its net sales) for the prior period.  The gross profit margin increased due to continued improvements in materials management and labor productivity and management’s ongoing efforts to reduce overhead costs as a percentage of sales.

•             Specialty Manufacturing’s gross profit decreased $7.0 million, or 45.7%, to $8.3 million (11.9% of its net sales) compared to $15.3 million (16.7% of its net sales) for the prior period.  The decline in gross profit margin was due to lower sales offset by operational improvements.

Selling, general and administrative expenses.  Our consolidated selling, general and administrative expenses increased $2.2 million, or 8.4%, to $28.4 million (9.6% of net sales) for the six months ended June 30, 2010 compared to $26.2 million (10.0% of net sales) for the six months ended June 30, 2009.

•            Morgan’s selling, general and administrative expenses increased $0.7 million, or 10.8%, to $7.2 million (6.3% of its net sales) compared to $6.5 million (7.8% of its net sales) for the prior period.  The increase was due primarily to higher costs related to sales promotions and management incentive reserves.

•             Morgan Olson’s selling, general and administrative expenses were $2.7 million (5.5% of its net sales) compared to $2.7 million (9.3% of its net sales) for the prior period.

•             Truck Accessories’ selling, general and administrative expenses increased $1.1 million, or 20.0%, to $6.8 million (10.6% of its net sales) from $5.7 million (9.9% of its net sales) for the prior period.   The increase was primarily due to higher management incentive reserves and group insurance costs.

•             Specialty Manufacturing’s selling, general and administrative expenses decreased $0.7 million, or 7.5%, to $8.2 million (11.7% of its net sales) from $8.9 million (9.6% of its net sales) for the prior period.   The decrease was primarily due to a reduction in headcount.

•             Corporate selling, general and administrative expenses during the first six months of 2010 increased $1.1 million, or 43.4%, to $3.5 million from $2.4 million for the prior period.  The increase was primarily due to an increase in salaries and personnel related costs of $0.3 million and $0.7 million resulting from the resolution of an insurance claim that favorably impacted the second quarter of 2009.

Operating income.  Due to the effect of the factors described above, consolidated operating income increased $4.4 million, or 57.6%, to $11.9 million (4.0% of net sales) for the six months ended June 30, 2010 from $7.5 million (2.9% of net sales) for the six months ended June 30, 2009.

•             Morgan’s operating income increased $5.8 million to $7.0 million (6.1% of its net sales) compared to $1.2 million (1.5% of its net sales) for the prior period.

•             Morgan Olson’s operating income increased $2.7 million, to $2.5 million compared to a loss of $0.2 million for the prior period.

•             Truck Accessories’ operating income increased $3.6 million, or 126.0%, to $6.5 million (10.1% of its net sales) compared to $2.9 million (5.0% of its net sales) for the prior period.

•             Specialty Manufacturing’s operating income decreased $6.4 million, or 110.9%, to a loss of $0.6 million compared to $5.8 million (6.3% of its net sales) for the prior period.

Interest expense.  Consolidated interest expense was $8.9 million (3.0% of net sales) compared to $9.3 million (3.5% of net sales) for the prior period.

Income taxes.  The effective income tax rate was 41.6% and 66.8% for the six months ended June 30, 2010 and 2009, respectively, and differed from the federal statutory rate primarily because of state and foreign taxes.

Liquidity and Capital Resources

Working capital at June 30, 2010 and December 31, 2009 was $102.6 million and $99.4 million, respectively.  Excluding cash and cash equivalents, working capital increased $3.4 million.  Cash decreased $0.2 million during the six months ended June 30, 2010.  Cash generated from operations was $5.4 million less capital expenditures of $4.9 million, and payments on our revolving credit facility and capital leases were $1.0 million.  Consistent with the increase in sales, working capital increased by $11.8 million of accounts receivable, $3.2 million of inventories and $0.6 million of prepaid expenses that were partially offset by a $9.4 million increase in accounts payable and accrued expenses.

Accounts receivable days sales outstanding at June 30, 2010 and 2009 were approximately 26 days.  Days inventory on hand were approximately 40 at June 30, 2010 compared to 48 at June 30, 2009.  Days payable outstanding were approximately 27 at June 30, 2010 compared to 16 at June 30, 2009.

Operating cash flows.  Cash generated by operating activities of $5.4 million in the six-month period of 2010 decreased $12.6 million from $18.0 million in the comparable period of 2009. This change was primarily due to increases in accounts receivable and inventory in the six-month period of 2010 compared with decreases in the six-month period of 2009, partially offset by higher earnings and a net increase in accounts payable and accrued liabilities in 2010 compared to a net decrease in 2009.

Investing cash flows.  Net cash used in investing activities was $4.5 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively.  Investing activities were comprised of $4.9 million and $5.4 million of capital expenditures for the six months ended June 30 2010 and 2009, respectively.  Capital expenditures were comprised of maintenance related expenditures in both periods and new equipment at Specialty Manufacturing’s precision machining business of $1.6 million.

Financing cash flows.  Net cash used by financing activities totaled $1.0 million compared to $1.8 million in the prior period. The decrease in cash used was due to lower repayments of amounts outstanding under our revolving credit facility.

Long-term debt.  At June 30, 2010, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 1.5 to 1.0.  As a result of the decline to below 2.0 to 1.0, we are limited in our ability to incur additional indebtedness.  The Indenture Agreement permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business.  Already existing obligations and any amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.  Our Revolving Credit Facility, which was extended through March 15, 2011 and which automatically renews for a 12-month period after March 15 of each year unless notice is provided at least 90 days prior to expiration by either party, and our Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  Based upon our borrowing base, we had approximately $48.7 million of availability under our Revolving Credit Facility at June 30, 2010.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies during the six months ended June 30, 2010.

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

Interest Rates

As of June 30, 2010, the Company had $198.8 million of 8.75% Notes outstanding with an estimated fair value of approximately $181.9 million based upon their traded value at June 30, 2010.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $7.6 million as of June 30, 2010.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of the Canadian operations is the Canadian Dollar. The Company does not currently employ risk management techniques to manage this potential exposure to foreign currency fluctuations.

Specialty Manufacturing Division has a precision machining plant in Malaysia and the functional currency is the United States dollar.  Any translation gains and losses related to this foreign operation are included in Specialty Manufacturing’s income statement.

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

None.

Item 6.  Exhibits

(a) 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c) 32.1 Section 1350 Certificate of the Chief Executive Officer

(d) 32.2 Section 1350 Certificate of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: August 16, 2010	By:	/s/Michael O’Connor
Michael O’Connor, Chief Financial Officer