Form 10-Q
period 2010-09-30
POINDEXTER J B & CO INC
filed 2010-11-15
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files.)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated Filer ☒	Smaller Reporting Company: ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of November 15, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

J.B. POINDEXTER & CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$134,979	$108,767	$430,308	$371,109
Cost of sales	115,102	95,277	369,530	323,449
Gross profit	19,877	13,490	60,778	47,660
Selling, general and administrative expense	13,791	11,433	42,147	37,823
Closed and excess facility costs	45	—	827	642
Gain on repurchase of 8.75% Notes	—	—	—	(186)
Other income	(72)	(204)	(202)	(427)
Operating income	6,113	2,261	18,006	9,808
Interest expense	4,425	4,427	13,339	13,683
Interest income	(17)	(22)	(44)	(137)
Income (loss) before income taxes	1,705	(2,144)	4,711	(3,738)
Income tax provision (benefit)	749	155	1,998	(910)
Net income (loss)	956	(2,299)	2,713	(2,828)
Retained earnings (accumulated deficit) at beginning of period	1,417	4,027	(340)	4,556
Retained earnings at end of period	$2,373	$1,728	$2,373	$1,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share amount)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$51,047	$54,176
Accounts receivable, net	42,311	34,982
Inventories, net	59,589	52,718
Deferred income taxes	1,356	1,368
Income tax receivable	6,095	6,356
Prepaid expenses and other	4,191	2,590
Total current assets	164,589	152,190
Property, plant and equipment, net	70,460	70,073
Goodwill	35,000	35,000
Intangible assets, net	14,631	15,836
Other assets	12,030	12,865
Total assets	$296,710	$285,964

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of long-term debt	$2,141	$2,259
Borrowings under revolving credit facility	27	38
Accounts payable	34,251	27,661
Accrued compensation and benefits	13,142	6,431
Other accrued liabilities	12,429	16,420
Total current liabilities	61,990	52,809
Long-term debt, less current portion	201,425	202,935
Deferred income taxes	4,166	3,818
Employee benefit obligations and other	6,758	6,966
Total non-current liabilities	212,349	213,719

Stockholder’s equity:
Common stock, par value $0.01 per share (3,059 shares issued & outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	512	290
Retained earnings (accumulated deficit)	2,373	(340)
Total stockholder’s equity	22,371	19,436
Total liabilities and stockholder’s equity	$296,710	$285,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,713	$(2,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,088	13,102
Amortization of debt issuance costs	419	444
Gain on purchase of 8.75% Notes	—	(186)
Provision for excess and obsolete inventory	421	1,351
Provision for doubtful accounts receivable	49	313
Gain on sale of property, plant and equipment	—	(160)
Deferred income tax benefit	370	(910)
Other	570	111
Change in assets and liabilities:
Accounts receivable	(7,361)	2,665
Inventories	(7,740)	13,774
Prepaid expenses and other assets	(1,675)	(763)
Accounts payable and accrued liabilities	8,241	(8,477)
Net cash provided by operating activities	8,095	18,436

Cash flows from investing activities:
Purchase of property, plant and equipment	(10,976)	(7,656)
Proceeds from sale of property, plant and equipment	35	307
Decrease (increase) in restricted cash	1,137	(131)
Net cash used in investing activities	(9,804)	(7,480)

Cash flows from financing activities:
Net payments of revolving credit facility	(11)	(389)
Payments of long-term debt and capital leases	(1,434)	(1,990)
Net cash used in financing activities	(1,445)	(2,379)
Effect of exchange rate on cash	25	(66)

Net increase (decrease) in cash and cash equivalents	(3,129)	8,511
Cash and cash equivalents at beginning of period	54,176	36,251
Cash and cash equivalents at end of period	$51,047	$44,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Note 1.  Organization and Business

J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries (the “Subsidiaries” and together with JBPCO, the “Company”) operate manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

Note 2.  Basis of Presentation and Opinion of Management

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010 on Form 10-K.

Note 3.  Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$956	$(2,299)	$2,713	$(2,828)
Foreign currency translation gain	331	380	222	429
Increase in underfunded defined benefit plan	—	—	—	(125)
Comprehensive income (loss)	$1,287	$(1,919)	$2,935	$(2,524)

Note 4.  Inventories

Consolidated inventories, net, consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$25,339	$24,946
Work in process	19,917	14,894
Finished goods	14,333	12,878
Total inventories	$59,589	$52,718

Note 5.  Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets were $49,631 and $50,836 at September 30, 2010 and December 31, 2009, respectively.  Goodwill and indefinite-lived intangible assets are not amortized but are subject to an annual (or under certain circumstances more frequent) impairment test based on their estimated fair value.  Finite-lived intangible assets that meet certain criteria continue to be amortized over their useful lives and are subject to an impairment test based on estimated undiscounted cash flows when impairment indicators exist.  The Company has begun the required impairment test of goodwill in the fourth quarter.

J.B. POINDEXTER & CO., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Note 6.  Long-Term Debt

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of September 30, 2010 and December 31, 2009, the Company had $198,800 of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $195,500 and $168,000, based upon its traded values at September 30, 2010 and December 31, 2009, respectively.  The estimated fair values are measured using Level 1 inputs which are described as quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Note 7.  Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2010 and 2009 was as follows:

	2010	2009
Cash paid for interest	$17,758	$18,114
Cash paid (refunded) for income taxes	$1,406	$(1,421)

Note 8.  Income Taxes

The income tax provision for the periods ended September 30, 2010 and 2009 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates (“uncertain tax positions”) and classifies related interest and penalties as income tax expense in the financial statements.  At September 30, 2010 and December 31, 2009, the Company had liabilities related to uncertain tax positions of $1,257 and $1,312, respectively, net of federal tax benefit.  The change in the amounts is primarily related to the release of prior year liabilities due to the expiration of statutes.  The total amount of accrued interest and penalties related to these tax positions was $561 at September 30, 2010 and $511 at December 31, 2009.  This increase was primarily attributable to additional accumulated interest on existing uncertain tax positions during the nine months ended September 30, 2010.

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

Note 9.  Contingencies

Claims and Lawsuits.  The Company is involved in claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $1,322 in standby letters of credit outstanding at September 30, 2010 and December 31, 2009, primarily securing the Company’s chassis bailment pool program at Morgan Truck Body, LLC (“Morgan”).

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

J.B. POINDEXTER & CO., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

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

Note 10.  Closed and Excess Facility Costs

During the second quarter of 2010, Specialty Manufacturing initiated a plan for the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.  Specialty Manufacturing completed the consolidation of the funeral coach manufacturing operations and recorded a closed and excess facility charge of $0.8 million during the nine months ended September 30, 2010.  The consolidation of the limousine manufacturing operations is expected to be completed by the fourth quarter of 2010.

During the second quarter of 2009, Specialty Manufacturing announced a plan to close its machining services facilities in Milwaukee, Wisconsin.  Specialty Manufacturing recorded a closed and excess facility charge of $0.6 million during the nine months ended September 30, 2010 including future personnel-related costs and rent payments totaling $0.2 million.

Note 11.  Segment Results

The Company has determined its reportable segments in accordance with FASB ASC 280 and evaluates the performance of its reportable segments based on, among other measures, operating income (loss) which is defined as income (loss) before interest expense, other income, net, and income taxes.  Reportable segment operating income (loss) and segment operating margin percentage (defined as segment operating income [loss] divided by segment revenues) are indicative of short-term operating performance and ongoing profitability.  Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability.

Morgan Truck Body, LLC (“Morgan”) manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks).  Morgan’s operations include its Canadian subsidiary Morgan Canada (f/k/a Commercial Babcock, Inc.).  The truck bodies are attached to truck chassis provided by Morgan’s customers.  Customers include truck rental and leasing companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood, hardwoods and lubricants acquired from a variety of sources.

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

J.B. POINDEXTER & CO., INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(Unaudited)

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC Group”) and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  The Specialty Vehicle Group manufactures funeral coaches and limousines.  The Specialty Vehicle Group purchases vehicle chassis for modification from the major automotive manufacturers’ dealers and sells to its customers.  Effective December 31, 2009, Specialty Vehicle Group exited the specialized bus business and sold its bus line.  MIC Group is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries, and other general industries. EFP molds, fabricates and markets expandable foam products used for packaging and thermal insulation by various industries. The principal raw materials used by Specialty Manufacturing are ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys, aluminum, expandable polystyrene, polypropylene, polyethylene and other resins.

The following table provides financial information by business segment for the three-month and nine-month periods ended September 30, 2010 and 2009 (Intersegment revenues are reported prior to eliminations):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	2010	2009	2010	2009
Morgan
Revenues	$44,327	$29,854	$158,673	$113,996
Operating income	$1,030	$19	$8,039	$1,252
Operating income as a percentage of revenues	2.3%	0.1%	5.1%	1.1%

Morgan Olson
Revenues	$18,880	$13,080	$66,721	$42,361
Operating income	$1,229	$624	$3,742	$468
Operating income as a percentage of revenues	6.5%	4.8%	5.6%	1.1%

Truck Accessories Group
Revenues	$32,314	$31,268	$96,537	$88,646
Operating income	$3,617	$2,920	$10,076	$5,778
Operating income as a percentage of revenues	11.2%	9.3%	10.4%	6.5%

Specialty Manufacturing Division
Revenues	$39,809	$35,153	$109,882	$127,130
Operating income (loss)	$2,367	$(559)	$1,732	$5,266
Operating income (loss) as a percentage of revenues	5.9%	-1.6%	1.6%	4.1%

JBPCO (Corporate)
Revenue eliminations	$(351)	$(588)	$(1,505)	$(1,024)
Operating loss	$(2,130)	$(743)	$(5,583)	$(2,956)

Consolidated
Revenues	$134,979	$108,767	$430,308	$371,109
Operating income	$6,113	$2,261	$18,006	$9,808
Operating income as a percentage of revenues	4.5%	2.1%	4.2%	2.6%

	September 30, 2010	December 31, 2009
Total Assets as of:
Morgan	$41,592	$39,819
Morgan Olson	19,649	19,311
Truck Accessories	60,168	58,371
Specialty Manufacturing	122,550	112,712
JBPCO (Corporate)	52,751	55,751
	$296,710	$285,964

Morgan has two customers (truck leasing and rental companies) that together accounted for 59.2% and 55.9% of Morgan’s revenues during each of the nine months ended September 30, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $3,778 and $2,816 at September 30, 2010 and December 31, 2009, respectively.  Specialty Manufacturing’s revenues are concentrated among international oilfield service companies with two customers that accounted for approximately 39.3% and 40.1% of Specialty Manufacturing’s revenues during each of the nine months ended September 30, 2010 and 2009, respectively. Accounts receivable from these customers totaled $8,099 and $4,882 at September 30, 2010 and December 31, 2009, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

Results of Operations

Performance during the Quarter Ended September 30, 2010 Compared with the

Quarter Ended September 30, 2009

Revenues

Revenues increased $26.2 million, or 24.1%, to $135.0 million in the three-month period ended September 30, 2010 compared to $108.8 million in the three-month period of 2009.  This increase was attributable to increased volume ($24.1 million, or 22.1%) and price increases ($2.1 million, or 1.8%).  The volume increase was attributable to improvements in demand across all business segments.

Morgan revenues increased $14.4 million, or 48.5%, to $44.3 million in the third quarter of 2010 compared to $29.9 million in the third quarter of 2009.  This increase reflects higher volume ($13.8 million or 46.3%) and price increases ($0.6 million or 2.2%).  The volume increase was attributable to improvement in demand for commercial and consumer rental units and personal storage units.

Morgan Olson revenues increased $5.8 million, or 44.3%, to $18.9 million in the third quarter of 2010 compared to $13.1 million in the third quarter of 2009.  This increase reflects higher volume with no price increases in the period.  The volume increase was attributable to improvement in demand for fleet and retail units.

Truck Accessories Group revenues increased $1.0 million, or 3.3%, to $32.3 million in the third quarter of 2010 compared to $31.3 million in the third quarter of 2009.  This increase reflects higher volume ($0.4 million or 1.3%) and price increases ($0.6 million or 2.1%).  The volume increase was attributable to improvement in demand for truck cap and tonneau covers.

Specialty Manufacturing Division revenues increased $4.6 million, or 13.2%, to $39.8 million compared to $35.2 million in the third quarter of 2009.  This increase reflects higher volume ($6.7 million or 19.3%) and price increases ($0.7 million or 1.9%) offset by a decrease in bus revenue ($2.8 million or 8.0%).  The volume increase was attributable to improvement in demand for oilfield services products partially offset by the exit of the Specialty Vehicle Division’s bus business.

Backlog

Backlog was $119.1 million as of September 30, 2010 compared to $149.9 million at December 31, 2009 and $82.6 million as of September 30, 2009.

Morgan’s backlog was $34.1 million at the end of the third quarter compared to $73.1 million at December 31, 2009 and $24.9 million at September 30, 2009.  The increase in backlog compared to a year ago is primarily in orders for retail and commercial rental units.

Morgan Olson’s backlog was $16.5 million compared to $38.1 million at December 31, 2009 and $22.6 million at September 30, 2009.  The decrease over the prior year was due primarily to lower demand from retail customers for step vans this year.

Truck Accessories’ backlog was $2.4 million compared to $2.6 million at December 31, 2009 and $2.7 million as of September 30, 2009.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

Specialty Manufacturing’s backlog was $66.1 million compared to $36.1 million at December 31, 2009 and $32.4 million at September 30, 2009.  The increase in backlog was in the precision machining business as customer demand in the energy services sector continued to increase compared to the prior period.

Gross Profit

Gross profit increased $6.4 million, or 47.3%, to $19.9 million in the third quarter of 2010 compared to $13.5 million in the third quarter of 2009, and as a percentage of revenues was 14.7% in 2010 compared to 12.4% in 2009.  The increase in gross profit primarily reflects the volume increases discussed above, operational improvements and cost reductions.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.4 million, or 20.6%, to $13.8 million in the third quarter of 2010 compared to $11.4 million in the third quarter of 2009.  This increase reflects higher personnel levels and variable compensation and benefit expenses partially offset by lower expenses as a result of Specialty Manufacturing Division’s exit of the bus business in December 2009.  As a percentage of revenues, selling and administrative expenses improved to 10.2% in the third quarter of 2010 compared to 10.5% in the third quarter of 2009 primarily as a result of leverage from higher revenues.

Operating Income

Operating income increased $3.8 million, or 165.2%, to $6.1 million in the third quarter of 2010 compared to $2.3 million in the third quarter of 2009 and as a percentage of revenues was 4.5% in 2010 compared to 2.1% in 2009.  The improvement in operating income reflects volume increases discussed above combined with improvement in gross profit percentage discussed above.  The increase in operating income as a percentage of sales reflects improvements in gross profit percentage, selling and administrative costs percentage and the impact of volume leverage.

Morgan generated segment operating income and segment operating margin of $1.0 million and 2.3%, respectively, in the third quarter of 2010 compared to $.02 million and 0.1% respectively, in the third quarter of 2009.  The increase in operating income was primarily attributable to cost reductions and incremental profitability on revenue growth.  The increase in operating margin was a result of improved labor efficiency and increased absorption of overhead costs on higher revenue partially offset by higher material costs due to sales mix and higher general and administrative costs.

Morgan Olson generated segment operating income and segment operating margin of $1.2 million and 6.5%, respectively, in the third quarter of 2010 compared to $0.6 million and 4.8%, respectively, in the third quarter of 2009.  The improvement in operating income was primarily attributable to increased revenue growth offset by lower margin fleet sales in the current period.  The increase in operating margin was primarily attributed to increased absorption of overhead costs on higher revenue and flat selling, general and administrative costs on higher revenue offsetting the aforementioned unfavorable mix in the current period.

Truck Accessories generated segment operating income and segment operating margin of $3.6 million and 11.2%, respectively, in the third quarter of 2010 compared to $2.9 million and 9.3%, respectively, in the third quarter of 2009.  The increase in operating income and margin was due to incremental profitability on revenue growth and increased absorption of overhead costs on higher revenue partially offset by higher selling, general and administrative costs.

Specialty Manufacturing Division generated segment operating income and segment operating margin of $2.4 million and 5.9%, respectively, in the third quarter of 2010 compared to a loss of $0.6 million and -1.6%, respectively, in the third quarter of 2009.  The improvement in operating income and margin was primarily attributable to increased revenue growth and lower selling, general and administrative costs on higher revenue in the current period.

Interest Expense

Consolidated interest expense was $4.4 million (3.3% of revenues) for the quarter ended September 30, 2010 and $4.4 million (4.1% of revenues) for the quarter ended September 30, 2009.

Income Taxes

The effective tax rate was 43.9% and -7.2% of income before income taxes for the three months ended September 30, 2010 and 2009, respectively.  The negative effective tax rate for the prior period is a result of income from foreign operations and state taxes despite the overall loss for the quarter.  The income tax provisions for the three months ended September 30, 2010 and 2009 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Performance during the Nine Months Ended September 30, 2010 Compared with the

Nine Months Ended September 30, 2009 (Unaudited)

Revenues

Revenues increased $59.2 million, or 16.0%, to $430.3 million in the nine-month period ended September 30, 2010 compared to $371.1 million in the nine-month period of 2009.  This increase was attributable to increased volume ($61.9 million, or 16.7%) offset by a net price decrease ($2.7 million or -0.7%).

Morgan’s revenues increased $44.7 million, or 39.2%, to $158.7 million in the nine-month period of 2010 compared to $114.0 million in the nine-month period of 2009.  This increase reflects higher volume ($44.6 million or 39.1%) and price increases ($0.1 million or 0.1%).  The volume increase was attributable to improvement in demand for commercial and consumer rental units and personal storage units.

Morgan Olson’s revenues increased $24.3 million, or 57.5%, to $66.7 million in the nine-month period of 2010 compared to $42.4 million in the nine-month period of 2009.  This increase reflects higher volume with no price increases this period.  The volume increase was attributable to improvement in demand for retail and fleet units.

Truck Accessories’ revenues increased $7.9 million, or 8.9%, to $96.5 million in the nine-month period of 2010 compared to $88.6 million in the nine-month period of 2009.  This increase reflects higher volume ($6.0 million or 6.7%) and price increases ($1.9 million or 2.2%).  The volume increase was attributable to improvement in demand for truck cap and tonneau covers.

Specialty Manufacturing Division’s revenues decreased $17.2 million, or 13.6%, to $109.9 million in the nine-month period of 2010 compared to $127.1 million in the nine-month period of 2009.  This decrease reflects lower volume ($7.3 million or 5.7%), price decreases ($4.5 million or 3.5%) and a decrease in bus revenue ($5.4 million or 4.3%).  The volume decrease was attributable to lower demand for oilfield services products and the Specialty Vehicle Group’s exit of the bus business.

Gross Profit

Gross profit increased $13.1 million, or 27.5%, to $60.8 million for the nine months ended September 30, 2010 compared to $47.7 million for the nine months ended September 30, 2009, and as a percentage of revenues was 14.1% in 2010 compared to 12.8% in 2009.  The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.3 million, or 11.4%, to $42.1 million for the nine months ended September 30, 2010 compared to $37.8 million for the nine months ended September 30, 2009.  This increase reflects higher personnel levels and variable compensation and benefit expenses partially offset by the exit of the bus business by Specialty Manufacturing Division in December 2009.  As a percentage of revenues, selling and administrative expenses improved to 9.8% for the nine months ended September 30, 2010 compared to 10.2% for the same period in 2009.

Closed and Excess Facility Costs

During 2010, Specialty Manufacturing recognized $0.8 million of costs related to the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.

During 2009, Specialty Manufacturing implemented a plan to vacate one of its facilities and move production to another manufacturing plant.  During the three months ended June 30, 2009, Specialty Manufacturing notified its team members and the landlord at the Milwaukee, Wisconsin facility of its intentions to vacate the facility.  Costs related to future lease payments and team member related costs totaling $0.6 million were recognized during the quarter.

Operating Income

Operating income increased $8.2 million, or 83.6%, to $18.0 million for the nine months ended September 30, 2010 compared to $9.8 million for the nine months ended September 30, 2009, and as a percentage of revenues was 4.2% in 2010 compared to 2.6% in 2009.  The improvement in operating income reflects volume increases discussed above combined with improvement in gross profit percentage discussed above.  The increase in operating income as a percentage of sales reflects improvements in gross profit percentage, operational improvements and the impact of volume leverage.

Morgan generated segment operating income and segment operating margin of $8.0 million and 5.1%, respectively, for the nine months ended September 30, 2010 compared to $1.3 million and 1.1%, respectively, for the same period in 2009.  The increase in operating income was attributable to incremental profitability on revenue growth.  The increase in operating margin was a result of improved labor efficiency and increased absorption of overhead costs on higher revenue partially offset by higher material costs due to product mix and lower selling expense as a percent of revenue.

Morgan Olson generated segment operating income and segment operating margin of $3.7 million and 5.6%, respectively, for the nine months ended September 30, 2010 compared to $0.5 million and 1.1%, respectively, for the same period in 2009.  The improvement in operating income and margin was primarily attributable to increased absorption of overhead costs on increased revenue and flat selling, general and administrative costs on higher revenue in the current period.

Truck Accessories Group generated segment operating income and segment operating margin of $10.1 million and 10.4%, respectively, for the nine months ended September 30, 2010 compared to $5.8 million and 6.5%, respectively, for the comparable period in 2009.  The increase in operating income and margin was due to incremental profitability on revenue growth, improvement in materials management and increased absorption of overhead costs on higher revenue partially offset by higher general and administrative costs.

Specialty Manufacturing Division generated segment operating income and segment operating margin of $1.7 million and 1.6%, respectively, for the nine months ended September 30, 2010 compared to $5.3 million and 4.1%, respectively, for the comparable period in 2009.  The decrease in operating income and operating margin was due to higher, unabsorbed fixed overhead costs on decreased revenue offset by improvements in materials management and labor efficiency.

Interest Expense

Consolidated interest expense decreased $0.4 million, or 2.9%, to $13.3 million (3.1% of revenues) for the nine months ended September 30, 2010 compared to $13.7 million (3.7% of revenues) for the nine months ended September 30, 2009.

Income Taxes

The effective income tax rate was 42.4% and 24.3% of income before income taxes for the nine months ended September 30, 2010 and 2009, respectively.  The income tax provisions for the nine months ended September 30, 2010 and 2009 differ from amounts computed based on the federal statutory rate as a result of state and foreign taxes.

Liquidity and Capital Resources

Working capital at September 30, 2010 and December 31, 2009 was $102.6 million and $99.4 million, respectively.  Excluding cash and cash equivalents, working capital increased and cash decreased $6.4 million and $3.1 million, respectively, during the nine months ended September 30, 2010.  The decrease was attributable to cash used in investing activities of $9.8 million and cash used for financing activities of $1.4 million offset by cash generated from operations of $8.1 million.  Consistent with the increase in sales, working capital increased by $7.4 million of accounts receivable, $7.7 million of inventories and $1.7 million of prepaid expenses that were partially offset by an $8.2 million increase in accounts payable and accrued expenses.

Accounts receivable days sales outstanding at September 30, 2010 were approximately 27 compared to 33 at September 30, 2009.  Days inventory on hand were approximately 44 at September 30, 2010 compared to 51 at September 30, 2009.  Days payable outstanding were approximately 25 at September 30, 2010 compared to 24 at September 30, 2009.

Operating Cash Flows

Operating activities during the nine months ended September 30, 2010 generated cash of $8.1 million compared to $18.4 million during the nine months ended September 30, 2009.  The decrease in cash generated by operations was primarily due to increases in accounts receivable and inventories required to support higher revenue levels partially offset by higher net income for the nine-month period in 2010.

Investing Cash Flows

Net cash used in investing activities was $9.8 million and $7.5 million for the nine months ended September 30, 2010 and 2009, respectively.  Investing activities were comprised primarily of $11.0 million and $7.7 million of capital expenditures in the nine months ended September 30, 2010 and 2009, respectively.  Capital expenditures were comprised of $6.4 million of machinery and equipment for Specialty Manufacturing, $2.1 million of equipment related to a Company-wide Enterprise Resource Planning project and $0.9 million of new product molds for Truck Accessories Group for the nine months ended September 30, 2010.

Financing Cash Flows

Net cash used by financing activities totaled $1.5 million compared to $2.4 million in the prior period. The decrease in cash used was due to lower repayments of amounts outstanding under our revolving credit facility and reduced payments on capital leases.

Long-Term Debt

At September 30, 2010, the Consolidated Coverage Ratio, as defined in the indenture relating to our 8.75% Notes, was 1.5 to 1.0.  The decline to below 2.0 to 1.0 will prevent us from incurring any additional debt, except under the terms of our Revolving Credit Facility.  Our Revolving Credit Facility and Indenture restrict our ability to incur debt, pay dividends and undertake certain corporate activities. We are in compliance with the terms of the Revolving Credit Facility and the Indenture.  The revolving credit facility was extended through March 15, 2010 and automatically renews for a 12-month period after March 15 of each year unless notice is provided at least 90 days prior to expiration by either party.  Based upon our borrowing base, we had approximately $48.7 million of availability under our Revolving Credit Facility at September 30, 2010.

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

Critical Accounting Policies

There have been no material changes in critical accounting policies during the nine months ended September 30, 2010.

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

Interest Rates

As of September 30, 2010, the Company had $198.8 million of 8.75% Notes outstanding with an estimated fair value of approximately $195.5 million based upon their traded value at September 30, 2010.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $9.0 million as of September 30, 2010.

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: November 15, 2010	/s/ Michael O’Connor
Chief Financial Officer