Form 10-K
period 2010-12-31
POINDEXTER J B & CO INC
filed 2011-04-13
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 404 of Regulation S-T  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  (Check One):

☐ – Large accelerated filer	☐ – Accelerated filer
☒ – Non-accelerated filer	☐ – Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 13, 2011 was $0.00.

As of April 13, 2011, the registrant had 3,059 shares of common stock issued and outstanding.

Documents incorporated by reference. None

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART I

Item 1.                    Business

This document includes statements that are, or may be deemed to be, ‘‘forward-looking statements.’’ These forward-looking statements can be identified by the use of forward-looking terminology, including the terms ‘‘believes,’’ ‘‘estimates,’’ ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘may,’’ ‘‘will’’ or ‘‘should’’ or, in each case, their negative or other variations or comparable terminology.  These forward-looking statements include all matters that are not historical facts.  They appear in a number of places throughout this document and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industries in which we operate.

These forward-looking statements are made based upon our expectations and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industries in which we operate may differ materially and adversely from the forward-looking statements contained in this document.

You should read carefully the items described in ‘‘Risk Factors’’ in Item 1A of this document to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Any forward-looking statements that we make in this document refer only to our opinions prevailing on the date of such statement, and we undertake no obligation to review, revise or update such statements.  Comparisons of results for current and prior periods are not intended to express future trends or indications of future performance; such comparisons should only be viewed as historical in nature.

Overview

J.B. Poindexter & Co., Inc. designs, manufactures and markets commercial truck bodies, step vans, pickup truck caps and tonneaus, funeral coaches and limousines, specialty oil and gas industry equipment, and expanded foam packaging.  The company operates under a semi-decentralized business model with six business units reported in four operating segments:

Business Unit	Segment	Products
Morgan Truck Body, LLC	Morgan	Truck bodies
Morgan Olson, LLC	Morgan Olson	Step vans
Truck Accessories Group, LLC	Truck Accessories	Pickup truck caps and tonneaus
MIC Group, LLC	Specialty Manufacturing	Oil and gas equipment
Specialty Vehicle Group	Specialty Manufacturing	Funeral coaches and limousines
EFP, LLC	Specialty Manufacturing	Expanded foam packaging

Unless the context otherwise requires, the “Company,” “we,” “our” or “us” refers to J.B. Poindexter & Co., Inc. (“JBPCO” or “Parent”) together with its operating subsidiaries.  Our six business units are overseen by a corporate executive team at the Parent located in Houston, Texas.  All of the business units’ headquarters are located outside Houston, Texas.  The company is wholly owned by John B. Poindexter.

For the year ended December 31, 2010, our revenues were approximately $553 million, of which 36% were derived from Morgan, 15% from Morgan Olson, 22% from Truck Accessories and 27% from Specialty Manufacturing.  Please see Note 2 of our financial statements included herein for a description of financial information by segment.

Accomplishments in 2010

Our strategic goals are to grow revenues faster than our competitors, and to increase net income and net cash provided by operating activities faster than revenues.  We believe operational excellence, upgrading executive talent and internal process improvements will help us achieve our goals.

Over the last several years the Company has embarked upon a focused profit improvement strategy with five key initiatives:

•                  Upgrade executive talent at the Parent and at each business unit.

•                  Execute lean manufacturing principles.

•                  Globalize and diversify sources of procurement.

•                  Rationalize and consolidate facilities.

•                  Divest unprofitable lines of business.

Guided by these initiatives, the Company during 2010 enhanced its Parent management team by adding new positions and upgrading others.  Business units progressed in their lean implementation programs and are delivering efficiency improvements while global and diversified sourcing has become ingrained in the Company’s culture.  The Company completed its facility rationalization program in 2010 with the successful consolidation of Specialty Vehicle Group’s Fort Smith, Arkansas facility into Specialty Vehicle Group’s Amelia, Ohio facility, a curtailment of costly and inefficient activities at EFP’s Elkhart, Indiana facility and the finalization of the sale of MIC’s Milwaukee facility.  Divestiture of uneconomic lines of business positively impacted the Company as MIC canceled a highly unprofitable customer contract in the fourth quarter of 2010, Specialty Vehicle Group benefitted from the sale of its loss making transit bus business and EFP exited a number of marginal product lines.

These improvements and others produced a 128% operating income improvement in three of our four segments which were unfortunately offset by a decline in operating income at MIC Group, a business unit of Specialty Manufacturing.

Specifically in 2010 we:

•                  Realized an improvement in operating income of 128% or $14.8 million from $11.6 million in 2009 to $26.4 million in 2010, in three of our four segments.

•                  Increased our operating margin as a percentage of sales in the three segments noted above to 6.5% in 2010 from 3.6% in 2009 as a result of cyclical factors in the industries in which we compete and, more meaningfully, operating improvements.

•                  Improved working capital performance by reducing accounts receivable days outstanding to 24 days from 27 days and inventory turnover to 8 from 7 turns per year.

•                  Maintained cash reserves of $58 million and an available revolver of $49 million ($50 million of untapped revolver less $1 million of insurance letters of credit).

•                  Developed new products that incorporate the voice of our customers, provide differentiation from competition and strengthen our position as a leader in innovation.  Examples include Morgan Olson’s development of a composite vehicle on an all-electric chassis and Morgan’s “Green” initiative for light-duty truck bodies that are more fuel-efficient to operate.

•                  Increased international lower-cost-country sourcing by 450%, which improved operating income by $2 million in 2010 compared to 2009.

•                  Upgraded key positions on the Parent staff including the newly created positions of Chief Operating Officer, Vice President of Operational Improvement and Vice President of International Development.

Shortcomings in 2010

Early in the third quarter, Parent management recognized the onset of a deterioration in the earnings of MIC, the largest component of the Specialty Manufacturing segment.  This deterioration, ultimately a $7.7 million reduction in operating income compared to the year ended 2009, which itself was a cyclically depressed year, was primarily attributable to: (1) startup costs of a new facility in Malaysia; (2) poor management practices; (3) inappropriately priced contracts; and (4) operational inefficiencies.  Our Parent executive team became intensively involved in MIC and has, among other things:

•                  Replaced, or is replacing, most senior management personnel at MIC.

•                  Canceled unprofitable contracts and established new product quoting techniques.

•                  Reduced operating costs in Malaysia.

•                  Increased prices where mandated by inadequate margins.

•                  Improved lean manufacturing and purchasing procedures.

•                  Transferred Parent executives to permanent positions at MIC.

Due to the changes above, we expect MIC’s operating income to significantly improve in 2011.

Morgan

We believe Morgan is the leading United States manufacturer of commercial truck bodies for medium-duty trucks based upon estimated market share and total 2010 sales volume. Morgan generally manufactures products for medium-duty trucks having a gross vehicular weight rating of between 10,001 pounds (Class 3) and 33,000 pounds (Class 7). Trucks equipped with Morgan’s products are commonly used in a wide variety of applications, including general freight deliveries, moving and storage, and distribution of refrigerated consumables. Morgan also offers service programs for its truck bodies.

Morgan reaches a broad base of customers in the United States and Canada through its sales force and its more than 200 authorized distributors and authorized service centers. Its customers include rental companies, truck dealers, leasing companies and companies that operate fleets of delivery vehicles. Through nine manufacturing plants and six service facilities in strategic locations throughout North America, Morgan can provide timely product delivery and service to its customers.

The principal products Morgan manufactures and sells are:

•             dry freight bodies that are typically fabricated with prepainted aluminum or fiberglass-reinforced plywood panels or Morganplate® or composite panels, and hardwood floors and various door configurations to accommodate end-user loading and unloading requirements;

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

•             sales of truck bodies to national consumer rental companies that then become available for rental to the general public (“Consumer Rental” sales); and

•             sales of parts and services.

Morgan’s revenues constituted 36% of JBPCO’s consolidated revenues in 2010, 31% in 2009 and 33% in 2008.  Morgan generates sales of truck bodies through its sales force directly to large end-user customers, including Penske and Ryder, and to distributors and truck dealers. Commercial sales of truck bodies constituted 79% of Morgan’s revenues in 2010, 80% in 2009 and 78% in 2008.

Morgan has an independent authorized distributor network of 41 distributors nationwide. Most distributors sell a wide variety of trucks and related equipment to truck dealers and end users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to approximately 460 dealers in 2010.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rental to the general public. Morgan makes these sales through a bidding process and negotiation directly with these companies through its sales force.  Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the following year. These sales are seasonal, with substantially all product shipments occurring in the first six months of the year. Consumer Rental sales tend to be the most volatile and price-sensitive aspect of Morgan’s business and profitability depends on factors such as product mix and delivery schedules. Consumer Rental sales constituted 14% of Morgan’s revenues in 2010, 11% in 2009 and 15% in 2008.

Morgan’s two largest customers have historically represented approximately 45% to 60% of Morgan’s total revenues.  Both have been Morgan’s customer for approximately 25 years and we believe our relations with both are good.  Sales to these customers represented 20% of JBPCO’s consolidated revenues in 2010, 17% in 2009 and 16% in 2008.  Accounts receivable from these customers were $2.3 million and $2.8 million at December 31, 2010 and 2009, respectively.

Morgan offers limited service programs at its service facilities and its authorized distributors. Service sales constituted 5% of Morgan’s revenues in 2010, 5% in 2009 and 5% in 2008.

Morgan also sells its products in Canada and Mexico.  In 2010, foreign sales (primarily in Canada) represented approximately 6% of Morgan’s revenues and 2% of JBPCO’s consolidated revenues.

Manufacturing and supplies.  Morgan, which is headquartered in Morgantown, Pennsylvania, operates manufacturing, body mounting, and parts and service facilities in Arizona, California, Florida, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada. Morgan has sales, service and body mounting facilities in Colorado, Georgia, Pennsylvania, Texas, Wisconsin, and Ontario, Canada.

Generally, Morgan engineers its products to the specifications of the customer. Typically, the customer places an order and arranges for a truck chassis manufacturer to deliver the truck chassis to Morgan. Morgan manufactures and installs the body on the customer-owned chassis and the customer or Morgan arranges for delivery of the completed truck.

Because contracts for Consumer Rental sales are entered into in the summer or fall but production does not begin generally until the following January, Morgan typically has a significant backlog of Consumer Rental sales orders at the end of each year that are produced and shipped through June of the following year. In addition, Morgan typically maintains a significant backlog of Commercial sales. Morgan’s backlog at December 31, 2010 was $86.7 million compared to $73.1 million at December 31, 2009. Morgan expects to complete all of the orders in its 2010 year-end backlog during 2011.

Morgan provides limited warranties against construction defects in its products. These warranties generally allow for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on Morgan’s business.

Morgan’s principal raw materials include aluminum, steel, fiberglass-reinforced plywood and hardwood. Morgan acquires raw materials from a variety of sources and has not experienced significant shortages of materials. However, there are a limited number of suppliers of fiberglass-reinforced plywood, an important truck body material.  To manage its supply costs, Morgan occasionally enters into long-term supply contracts on principal materials to secure prices for up to one year if considered necessary.  Morgan has taken advantage of the combined purchasing power of our companies, thereby generating savings on raw materials common to our four business segments.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, all of which are affected by general economic conditions. Replacement of older vehicles in fleets represents an important revenue source.  Replacement cycles are approximately six to seven years, depending on vehicle types. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases they previously deferred and expand their fleets.

Competition.  The truck body manufacturing industry is highly competitive. Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron, a division of Specialized Vehicles Corporation, and America’s Body Company.  There are also a large number of smaller manufacturers that are regionally focused. Competitive factors in the industry include product quality, delivery time, geographic proximity of manufacturing facilities to customers, warranty terms, service and price.

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

Morgan Olson’s revenues constituted 15%, 13% and 15% of JBPCO’s consolidated revenues in 2010, 2009 and 2008, respectively.

Customers and sales.  Customers purchase step vans through dealers and distributors and from Morgan Olson through its direct sales force. Two customers, United Parcel Service of America, Inc. and FedEx, purchase the majority of step vans produced in the United States. Morgan Olson’s customers include these customers along with

Frito-Lay, Inc., Bimbo Bakeries, W.B. Mason, ARAMARK Corporation and others. The preferences and purchasing decisions of these customers dramatically affect the results of operations of Morgan Olson.

Morgan Olson also sells step van body service parts through its dealers and distributors and directly to customers. Morgan Olson is a major supplier of service parts for long-lived vehicles manufactured by it for the United States Postal Service under an agreement that is reviewed annually. The United States Postal Service has the right to terminate the agreement for its convenience at any time.  We believe Morgan Olson’s relationship with the United States Postal Service is satisfactory.  There can be no assurance, however, that the parts supply agreement will continue.

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

Morgan Olson has one customer, United Parcel Service of America, Inc., which accounted for approximately 41%, 31% and 44% of Morgan Olson’s revenues during 2010, 2009 and 2008, respectively.  Accounts receivable from this customer were $0.1 million at both December 31, 2010 and 2009.

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

At December 31, 2010, Morgan Olson’s total backlog was $8.9 million, compared to $38.1 million at December 31, 2009. We expect that Morgan Olson will fill all 2010 backlog orders in 2011.

Morgan Olson provides a limited warranty against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for up to five years following the date of sale. Warranty costs have not had a material adverse effect on its business.

Morgan Olson maintains an inventory of raw materials necessary to build step van bodies. Because Morgan Olson manufactures its products to customer orders, it does not maintain substantial inventories of finished goods. Principal raw materials include steel and aluminum, and raw materials are acquired from a variety of sources that have not experienced significant shortages. Morgan Olson has taken advantage of the combined purchasing power of our companies, including Morgan, thereby generating savings on raw materials common to our four business segments.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles, which is affected by general economic conditions. Because of the concentration of customers in the industry, the demand for delivery vehicles is significantly influenced by the requirements of the United Parcel Service of America, Inc., FedEx and potentially the United States Postal Service. Replacement of older vehicles in fleets represents an important revenue source, with replacement cycles varying, depending on vehicle types and usage. During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement. During periods of economic growth, as customers decide to increase their capital expenditures, sales of delivery trucks grow as customers make purchases that were previously deferred and expand their fleets.

Competition.  Although Morgan Olson competes with one other major manufacturer of step van bodies, the step van body manufacturing industry is highly competitive.  Competitive factors in the industry include product quality, delivery time, warranty terms, aftermarket service and price.

Truck Accessories

We believe Truck Accessories, which is headquartered in Elkhart, Indiana, is the leading manufacturer of fiberglass and aluminum pickup truck caps and tonneaus for the combined United States and Canadian market. Truck Accessories markets its cap and tonneau products under the brand names Leer, Century, Raider, LoRider, BoxTop and Pace Edwards.   Truck Accessories also markets window and door components under the State Wide name.

Caps and tonneaus provide an engineered, stylized enclosure for the beds of pickup trucks, transforming them into lockable weather-protected storage areas. Truck Accessories’ truck caps and tonneaus offer customers a variety of designs and features, including a number of distinctive styles, allowing them to customize the look and utility of their pickup trucks.  The Truck Accessories product line of truck caps and tonneaus ranges from standard to premium and is differentiated by features, styling and brand name.  Pace Edwards offers a variety of retractable hard tonneau covers that can be mechanically withdrawn into an integrated storage enclosure behind the pickup truck cab.  State Wide manufactures windows and doors used by Truck Accessories, other cap manufacturers and horse trailer manufacturers in the assembly of their products.

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

Truck Accessories’ revenues constituted 22% of JBPCO’s consolidated revenues in 2010, 24% in 2009 and 19% in 2008.

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

Truck Accessories also sells its products in Canada and Europe. In 2010, foreign sales (primarily in Canada) represented approximately 20% of Truck Accessories’ revenues and 4% of JBPCO’s consolidated revenues.

Manufacturing and supplies.  The design and manufacture of Truck Accessories’ products takes place at eight manufacturing facilities located in California (two), Indiana (four), Pennsylvania and Washington.

Typical product delivery times range from one to two weeks from the time of order. Truck Accessories operates a fleet of tractor units and trailers for the efficient and timely delivery of its products to its dealers.

Truck Accessories provides a warranty period, exclusive to the original truck owner, which is with some exceptions, one year for parts, five years for paint and lifetime for structure.  Warranty costs have not had a material adverse effect on its business in recent years.

Truck Accessories obtains raw materials and components from a variety of sources. The most important are resin, fiberglass, paint, aluminum, locks and automotive-quality glass.  Truck Accessories and three other of our companies have committed to purchase principally all of their paint requirements through 2014 from one supplier at negotiated prices.  As a result of its size and purchasing power, Truck Accessories has maintained a stable supply of materials and components on terms we believe to be favorable and has not experienced significant shortages of these items.

Truck Accessories’ products are typically manufactured upon receipt of an order from its customers.  Consequently, its backlog represents approximately two weeks of production. Truck Accessories’ backlog was $2.7 million at December 31, 2010 compared to $2.6 million at December 31, 2009.

Industry.  Sales of caps and tonneaus, in general, correspond to the level of new pickup truck sales in the United States and Canada. In 2010, we estimate that 16% to 18% of new pickup trucks were equipped with caps and tonneaus. Based on Truck Accessories’ market share in the United States and Canada of approximately 48%, we estimate that approximately 8% of new pickup trucks are equipped with Truck Accessories’ caps and tonneaus. Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, directly influence Truck Accessories’ sales volume.  Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

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

Specialty Manufacturing

Specialty Manufacturing is comprised of Specialty Vehicle Group, MIC and EFP, and its sales made up 27% of JBPCO’s consolidated revenues in 2010, 33% in 2009 and 34% in 2008.

Specialty Vehicle Group represents approximately 21% of Specialty Manufacturing’s 2010 revenues and is comprised of Federal Coach and Eagle Coach.  Specialty Vehicle Group manufactures funeral coaches, limousines and specialized transit buses.  Specialty Vehicle Group consolidated its two funeral coach and limousine manufacturing operations into one facility in 2010.  As part of this decision to consolidate, Specialty Vehicle Group decided to exit the specialized transit bus business and sold this product line and related assets, including certain equipment, inventory and intangible assets on December 31, 2009.  See Note 4 of Notes to the Consolidated Financial Statements.

MIC represents approximately 62% of Specialty Manufacturing’s 2010 revenues and provides manufacturing services for customers requiring precision machining of metal parts and casting services, with a concentration of customers in the oil and gas exploration and production services industry.

EFP represents approximately 17% of Specialty Manufacturing’s 2010 revenues and manufactures and sells expandable polystyrene and polypropylene foam, engineered to customer specifications for use by the medical, electronics, food, furniture, plumbing, and appliance industries.

Products.   Specialty Vehicle Group manufactures a full line of funeral coaches and limousines.  We estimate that Specialty Vehicle’s funeral product sales represent approximately 46% of the domestic funeral coach market.   On December 31, 2009, Specialty Vehicle Group exited the specialized transit bus business and sold the assets related to these operations.

MIC is a contract manufacturer that produces precision metal parts used in energy exploration and production, aerospace and other industries and performs machining and casting services for manufacturers of metal parts and components.

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

Customers and sales.  Specialty Vehicle Group manufactures and sells its line of funeral coaches and limousines to end users, such as livery companies, funeral directors and approximately 24 authorized dealers.  Its largest customer represented approximately 4% of the total revenues of Specialty Manufacturing in 2010, 1% in 2009 and 3% in 2008.  Specialty Vehicle Group also sells its products in Canada and Europe.  In 2010, foreign sales represented approximately 3% of Specialty Manufacturing’s revenues and 1% of JBPCO’s consolidated revenues.

MIC sells products to international oilfield service companies and a variety of businesses in various industries. Two oilfield service customers, Schlumberger Limited and Halliburton Company, represented approximately 44% of the total sales of Specialty Manufacturing in 2010, 39% in 2009 and 42% in 2008.

EFP’s customers include manufacturers from a wide range of industries that require special packaging materials for protecting their products.

Manufacturing and supplies.  Specialty Manufacturing’s operations are located in Alabama, Indiana, Oklahoma, Ohio, Tennessee, Texas (three), Malaysia and Mexico. Its facilities in Alabama, Oklahoma, Texas and Mexico are ISO 9000 certified and its facility in Indiana is ISO 9000, ISO 14001 and ISO/TS 16949 certified.

Specialty Vehicle Group engineers its products to its own specifications as well as those of chassis manufacturers in order to maintain the original equipment manufacturer’s warranty.  Specialty Vehicle Group takes delivery of a modified sedan, usually manufactured by the Cadillac division of General Motors or the Lincoln division of Ford, and modifies it to its specifications.    Specialty Vehicle Group utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products including paints, plastics, sealants and lubricants.

MIC performs a broad range of services including computer-controlled precision machining and welding, electrical discharge machining, electron beam welding, trepanning, gun drilling, investment casting and electromechanical assembly. MIC utilizes ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

EFP’s products are manufactured from a variety of materials including expandable polystyrene, polypropylene, polyethylene and resins which are subject to cost fluctuations based on changes to the price of oil and benzene in the international markets.

The Specialty Vehicle Group provides a warranty on its products for a period of 48 months or 50,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 36 months or 50,000 miles on the body and parts formerly manufactured for bus bodies, and 48 months or 100,000 miles on the portion of the body and parts manufactured for limousines.  Warranty costs have not had a material adverse effect on Specialty Manufacturing’s business.

Specialty Manufacturing’s backlog at December 31, 2010 was $67.3 million compared to $36.1 million at December 31, 2009.  Materials are obtained from a variety of sources and Specialty Manufacturing has not experienced significant shortages in materials.

Industry.  Specialty Vehicle Group’s funeral products are used by funeral operators.  Sales generally increase with the introduction of new models by the chassis manufacturers.  VIP limousines and small to medium-sized buses are purchased by livery companies whose operations are influenced by the general economy.

MIC’s services are used by companies involved in oil and gas exploration and production as well as automotive and aerospace. The demand for equipment and services supplied to the oilfield service industry is directly related to the level of worldwide oil and gas drilling activity.

The majority of EFP’s products are manufactured for use by companies in the automotive, electronics, furniture, construction, appliance and other industries. It also manufactures products used as thermal insulators for the medical and healthcare industry.  Economic conditions that affect these industries will almost immediately affect EFP’s operations.

Competition.  Specialty Vehicle Group competes with one major manufacturer of funeral coaches and with other businesses engaged in the manufacturing of limousines.

MIC competes with other businesses engaged in the machining, casting and manufacturing of parts and equipment utilized in the oil and gas exploration, aerospace and other industries.

EFP competes with a large number of other producers of molded, expandable plastic products.

JBPCO (Parent)

The Parent has historically provided strategic direction and support to the business units.  This role has been expanded to include coordination and direction over lean activities, international sourcing activities and the expansion of information technology resources to develop initiatives across all business.

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

Employees (“team members”)

At December 31, 2010, we had 2,800 full-time team members and an average of 3,022 full-time team members throughout the year.  Team members are unionized only at EFP’s Decatur, Alabama facility, where approximately 35 team members are parties to a contract expiring in August 2012. We believe that relations with our team members are good.

Environmental matters

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of our operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“Superfund”) impose strict, and under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of our operations also require permits concerning, without limitation, water quality and air quality, which may restrict our activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, we generate hazardous wastes, which are also subject to regulation under applicable environmental laws.

The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States.  The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge.  Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases in reportable quantities.  Both the Clean Water Act and many related state statutes and regulations require permit authorizations for certain operations.  We hold all of the required permits pertaining to our operations under the Clean Water Act and its state counterparts.

The Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges.  Many states have laws and programs that are analogous to the Clean Air Act.  We hold and maintain all of the required air quality permits applicable to our operations.  In addition, the EPA has promulgated, under the Clean Air Act, emissions standards for heavy-duty vehicles that may increase the cost of heavy-duty trucks manufactured after 2010.  These standards may negatively impact the market for new heavy-duty trucks, which may negatively impact the market for our products.

On December 15, 2009, the EPA officially published its “Endangerment Finding,” an official finding that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The Endangerment Finding allows the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. The agency has proceeded to promulgate and implement regulations concerning this Finding, including the Light Duty Vehicle Rule, which sets more stringent emissions standards for vehicles, and the Tailoring Rule, which requires new and modified large emitting sources of greenhouse gases to use the Best Available Control Technology to reduce greenhouse gas emissions.  These rules could negatively impact the market for our products because of either increased fuel costs due to carbon regulations or increased engine manufacturing costs.  Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of hazardous and nonhazardous wastes and requires states to develop programs to ensure the safe disposal of wastes.  We believe that all of the wastes that we generate are handled in all material respects in compliance with the Resource Conservation and Recovery Act and analogous state statutes and regulations.

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on us.   Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  We expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards. Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise. Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions, for example, could limit expansion or otherwise have a material adverse effect on our business and financial condition.  For a description of currently outstanding environmental issues, see Note 14 of Notes to Consolidated Financial Statements.

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

Item 1A.                 Risk Factors

You should carefully consider the following risks in addition to the other information included in this report.  Each of these risks could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities.

Our businesses are highly cyclical. A continuation of the present economic downturn could adversely affect our ability to generate cash and make required payments on our debt.

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

We have a substantial amount of debt outstanding and we may incur more debt, which could hurt our business prospects, limit cash flow available from our operations and prevent us from fulfilling our obligations under our 8.75% Senior Notes (“8.75% Notes”) and our other debt obligations.

We are significantly leveraged and will continue to be significantly leveraged.  We had $17.6 million of stockholder’s equity at December 31, 2010 and long-term debt of $203.5 million, including $199.6 million in aggregate principal amount of 8.75% Notes due 2014 and $3.9 million of capital lease obligations.  We had $48.6 million of secured debt availability under our revolving credit facility.

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

•                  Morgan’s two largest customers together accounted for 56%, 54% and 48% of Morgan’s revenues during 2010, 2009 and 2008, respectively, and accounted for 20%, 17% and 16% of JBPCO’s consolidated revenues during 2010, 2009 and 2008, respectively.

•                  One customer accounted for 41%, 31% and 44% of Morgan Olson’s revenues during 2010, 2009 and 2008, respectively, and accounted for 6%, 7% and 7% of JBPCO’s consolidated revenues during 2010, 2009 and 2008, respectively.

•                  Two customers accounted for 44%, 39% and 42% of Specialty Manufacturing’s revenues during 2010, 2009 and 2008, respectively, and accounted for 12%, 13% and 14% of JBPCO’s consolidated revenues in 2010, 2009 and 2008, respectively.

•                  Our top ten customers accounted for 45%, 39% and 44% of JBPCO’s consolidated revenues in 2010, 2009 and 2008, respectively.

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

Future operations could be affected by interruptions of production beyond our control.

Our business, financial condition or results of operations may be adversely affected by certain events that we cannot anticipate or that are beyond our control, such as earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics, breakdowns or impairments of our information system or communication network, or other natural disasters or national emergencies that could curtail production at our facilities and may cause delayed deliveries and canceled orders.  Even if the facilities are not directly affected by such events, we could be affected by interruptions at our suppliers.  Such suppliers may be less likely to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  In addition, global supply disruptions, such as those caused by political or other dislocations, could lead to shortages of materials used in our products. These could delay or increase the cost of our products and result in an adverse effect on our future profitability.

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

For a description of current environmental issues, see Note 14 of Notes to Consolidated Financial Statements.

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

Insurance coverage may be inadequate to cover all significant risk exposures.

We may be exposed to liabilities that are unique to our products.  While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business.  It is also not possible to obtain insurance to protect against all operational risks and liabilities.  The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition or results of operations.

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

We have either implemented or plan to implement strategic initiatives designed to improve our operating performance. The failure to achieve the goals of these initiatives could have a material adverse effect on our business. We may decide to make significant expenditures in an effort to streamline or improve our operations, including combining some of our operations at existing facilities, but we may be unable to successfully implement or realize the expected benefits of these initiatives. We also may not be able to sustain improvements made to date.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

Our business strategy includes growing through strategic acquisitions of other businesses with complementary products, manufacturing capabilities or geographic markets. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets.  If we fail to integrate acquired businesses successfully into our existing businesses or incur unforeseen expenses in consummating acquisitions, we could incur unanticipated expenses and losses.

We must successfully integrate acquired businesses into our operations to take full advantage of projected benefits from those acquired businesses. The integration of future acquisitions into our operations could result in operating difficulties and divert management and financial resources that would otherwise be available for the development and maintenance of our existing operations. Our ability to make acquisitions may be constrained by our ability to obtain additional financing and by the provisions of the Indenture governing our outstanding 8.75% Notes dated as of March 15, 2004, as amended (the “Indenture”), and by the terms of our revolving credit facility.

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

As a manufacturer, we are required to expend significant amounts of capital for engineering, development, tooling and other costs. Generally, we seek to recover these costs through revenue generation, but we may be unsuccessful due to competitive pressures and other market constraints. We expect to fund capital expenditures through operating cash flows, borrowings under our revolving credit facility and other sources of borrowing such as capital leases, but we may not have adequate funds or borrowing availability to make all the necessary capital expenditures. If we are unable to make necessary capital expenditures, our business and our competitive position may be materially and adversely affected.

As a privately held company, we are subject to less stringent corporate governance requirements than a company with public equity. This provides less protection to our investors.

While we are subject to certain requirements of the Sarbanes-Oxley Act of 2002, we are not subject to many of its provisions, including rules requiring us to have independent directors or an audit committee composed of independent directors. Both of our directors, John Poindexter, our President and CEO, and Stephen Magee, the chairman of the Audit Committee of our board of directors, are not independent. We are not subject to the same corporate governance standards as a company with public equity or a company listed on a national exchange and our security holders do not have the protections provided by having independent directors or audit committee members.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                    Properties

We own or lease the following manufacturing, office and sales facilities as of December 31, 2010:

Location	Principal use	Approximate square feet	Owned or leased	Lease expiration
Morgan:
Ehrenberg, Arizona	Manufacturing	119,000	Leased**	2025
Riverside, California	Manufacturing/service	62,000	Leased	2013
Atlanta, Georgia	Parts/service	20,000	Leased	2012
Rydal, Georgia	Manufacturing	85,000	Owned	—
Ephrata, Pennsylvania	Manufacturing	51,000	Leased*	2025
New Morgan, Pennsylvania	Manufacturing	62,900	Leased	2011
Morgantown, Pennsylvania	Manufacturing/service	261,000	Leased*	2025
Corsicana, Texas	Manufacturing	63,000	Leased*	2025
Janesville, Wisconsin	Manufacturing/service	166,000	Leased	2015
Denver, Colorado	Parts/service	15,000	Leased	2012
Lakeland, Florida	Parts/service	47,000	Leased	2013
Brampton, Ontario, Canada	Manufacturing/office	35,000	Leased	2013

Morgan Olson:
Sturgis, Michigan	Manufacturing/office	211,000	Leased**	2025
Sturgis, Michigan	Manufacturing/office	176,400	Leased**	2025

Truck Accessories:
Woodland, California	Manufacturing	65,000	Leased	2012
Woodland, California	Manufacturing	17,250	Leased	2012
Elkhart, Indiana	Manufacturing	132,500	Leased	2013
Elkhart, Indiana	Manufacturing/office	80,000	Owned	—
Elkhart, Indiana	Manufacturing/retail	75,000	Leased	2013
Elkhart, Indiana	Manufacturing	150,000	Leased	2011
Elkhart, Indiana	Office/research	23,500	Leased**	2025
Milton, Pennsylvania	Manufacturing/retail	97,600	Leased	2012
Clackamas, Oregon	Retail	12,700	Leased	2013
Centralia, Washington	Manufacturing	45,950	Owned	—

Specialty Manufacturing:
Amelia, Ohio	Manufacturing/office	54,100	Leased	2014
Brenham, Texas	Manufacturing/office	125,000	Leased**	2025
Brenham, Texas	Manufacturing/office	151,000	Leased**	2025
Decatur, Alabama	Manufacturing	175,000	Leased	2012
Duncan, Oklahoma	Manufacturing/office	53,000	Leased	2012
Elkhart, Indiana	Manufacturing/office	211,600	Owned	—
Houston, Texas	Manufacturing/office	97,000	Leased	2012
Selangor Darul Ehsan, Malaysia	Manufacturing/office	30,000	Leased	2012
Monterrey, Mexico	Manufacturing	38,000	Leased	2011
Nashville, Tennessee	Manufacturing	40,900	Leased	2011

JBPCO (Parent):
Houston, Texas	Office	10,000	Leased	2019

*Effective December 12, 2008, these facilities were sold to and leased back from an entity owned by John Poindexter.  See Note 15 of Notes to Consolidated Financial Statements.

**Effective December 17, 2010, these facilities were sold to and leased back from an entity owned by John Poindexter.  See Note 15 of Notes to Consolidated Financial Statements.

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

Item 4.                                                        (Removed and Reserved)

PART II

Item 5.                                                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of March 31, 2011, John Poindexter owned all of the registrant’s issued and outstanding common equity.  The Company has never paid cash dividends.

The covenants in the Indenture and the loan agreement for the Company’s revolving credit facility both restrict the Company’s ability to pay dividends on its common equity.

The Company has no securities authorized for issuance under equity compensation plans.

Item 6.                    Selected Financial Data

The selected financial data shown below for each of the five years in the period ended December 31, 2010 has been derived from the Consolidated Financial Statements of the Company.  The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

	Year ended December 31,
(Dollars in Millions)	2010	2009	2008	2007	2006
Operating data:
Revenues	$553.6	$480.6	$706.4	$792.2	$795.4
Cost of sales	481.9	420.1	610.8	707.2	701.1
Gross profit	71.7	60.5	95.6	85.0	94.3
Selling and administrative expenses	53.7	49.0	66.3	64.9	63.0
Closed and excess facility costs	1.0	0.6	0.8	0.2	2.7
Loss (gain) on sale lease-back of real estate	2.5	(0.3)	—	—	—
Gain on repurchase of 8.75% Notes	—	(0.2)	(0.4)	—	—
Other expense (income)	0.1	0.5	(0.8)	(0.3)	(0.2)
Operating income	14.4	10.9	29.7	20.2	28.8
Interest expense	17.9	18.2	18.5	18.7	18.9
Interest income	—	(0.2)	(0.4)	(0.8)	(1.7)
Income tax provision (benefit)	(1.5)	(2.2)	4.8	3.1	3.4
Net income (loss)	$(2.0)	$(4.9)	$6.8	$(0.8)	$8.2
Ratio of earnings to fixed charges(a)	0.8x	0.6x	1.5x	1.1x	1.5x

Other data:
EBITDA(b)	$33.2	$28.4	$48.6	$43.5	$43.8
Consolidated Coverage Ratio(c)	1.9	1.6	2.6	2.3	2.4

Balance sheet data (at year end):
Working capital	$112.9	$99.4	$99.2	$83.3	$112.3
Total assets	$286.7	$286.0	$295.9	$297.2	$292.4
Total debt	$203.5	$205.2	$207.4	$213.6	$207.6
Stockholder’s equity	$17.6	$19.4	$23.8	$18.3	$18.3

(a)            For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) plus income taxes and fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance costs and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor.

(b)           “EBITDA” is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization, and other noncash items for those operations defined as restricted subsidiaries in the Indenture.  EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company’s operating performance.  The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company’s operating cash flow and historical ability to service its indebtedness.  The following are the components of the Company’s EBITDA:

	Year ended December 31,
(Dollars in Millions)	2010	2009	2008	2007	2006

Net income (loss)	$(2.0)	$(4.9)	$6.8	$(0.8)	$8.2
Income tax provision (benefit)	(1.5)	(2.2)	4.8	3.1	3.4
Interest expense	17.9	18.2	18.5	18.7	18.9
Depreciation and amortization	15.3	17.0	17.7	15.1	12.0
Loss (gain) on sale lease-back of real estate	2.5	(0.3)	—	—	—
Noncash charges	1.0	0.6	0.8	—	1.1
Pro forma effect of acquisitions	—	—	—	7.4	0.2
EBITDA	$33.2	$28.4	$48.6	$43.5	$43.8

(c)            “Consolidated Coverage Ratio” is the ratio of EBITDA to interest expense.  Among other things, it is used in the Indenture to limit the amount of indebtedness that the Company may incur.  All the Company’s subsidiaries are restricted under the terms of the Indenture and guarantee the 8.75% Notes.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto that appear in this Annual Report on Form 10-K.

The Company has determined its reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Segment Reporting. The Company evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability.

Overview and Description of Business

J.B. Poindexter & Co., Inc. (“JBPCO”) and its subsidiaries or business units (the “Subsidiaries” or “business units” and together with JBPCO, the “Company”) operate primarily manufacturing businesses principally in North America. JBPCO is owned and controlled by John Poindexter.

The Company’s operating segments are as follows:

Morgan Truck Body, LLC (“Morgan”) manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks).  Morgan’s operations include our Canadian subsidiary Commercial Babcock, Inc.  The truck bodies are attached to truck chassis provided by its customers.  Customers include truck rental and leasing companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood, hardwoods and lubricants acquired from a variety of sources.

Morgan Olson, LLC (“Morgan Olson”) manufactures step van bodies for parcel, food, newspaper, uniform, linen and other delivery applications. Step vans are specialized vehicles designed for multiple-stop applications and enable the driver of the truck to easily access the cargo area. Morgan Olson manufactures the complete truck body, including the fabrication of the body, the installation of windows, doors, the instrument panel, seating and wiring, and finishing the truck with paint and decal application. The step van bodies are installed on truck chassis provided by Morgan Olson’s customers. The principal raw materials used by Morgan Olson include steel and aluminum and a variety of automotive components.

Truck Accessories Group, LLC (“Truck Accessories”) manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories’ brands include Leer, Century, Raider, LowRider, BoxTop and Pace Edwards, and State Wide Aluminum.  The principal raw materials used by Truck Accessories are resin, fiberglass, paint, glass and manufactured components such as locks and gas struts.

Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of the Specialty Vehicle Group, MIC Group, LLC (“MIC”) and EFP, LLC (“EFP”). The Specialty Vehicle Group is comprised of Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  The Specialty Vehicle Group manufactures funeral coaches and limousines.  The Specialty Vehicle Group purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.  Effective December 31, 2009, Specialty Vehicle Group exited the specialized transit bus business and sold its specialized transit bus business (see Note 4).  MIC is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries, and other general industries. EFP molds, fabricates and markets expandable foam products used for packaging and thermal insulation by various industries. The principal raw materials used by Specialty Manufacturing are ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys, aluminum, expandable polystyrene, polypropylene, polyethylene and other resins.

The following table shows our revenues, operating income and operating income as a percentage of revenues for each segment for the years ended December 31, 2010, 2009 and 2008.

	Year ended December 31,
(Dollars in Millions)	2010	2009	2008
Revenues
Morgan	$197.4	$146.9	$233.9
Morgan Olson	85.8	61.6	104.4
Truck Accessories	123.9	115.6	131.9
Specialty Manufacturing	148.4	157.9	238.3
Eliminations	(1.9)	(1.4)	(2.1)
Consolidated	$553.6	$480.6	$706.4
Operating Income (Loss)
Morgan	$8.6	$1.1	$4.0
Morgan Olson	5.1	2.6	5.4
Truck Accessories	12.7	7.9	2.4
Specialty Manufacturing	(1.8)	2.9	25.9
JBPCO (Parent)	(10.2)	(3.6)	(8.0)
Consolidated	$14.4	$10.9	$29.7
Operating Margin Percentage
Morgan	4.4%	0.7%	1.7%
Morgan Olson	5.9%	4.2%	5.2%
Truck Accessories	10.2%	6.8%	1.8%
Specialty Manufacturing	(1.2)%	1.9%	10.9%
Consolidated	2.6%	2.3%	4.2%

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

Discounts, returns and allowances.  Our gross revenues are reduced by discounts we provide to customers and returns and allowances in the ordinary course of our business.  We provide discounts as deemed necessary to generate sales volume and remain price competitive. Discounts include payment term discounts and discretionary discounts from list price.

Cost of revenues.  Cost of revenue represents the costs directly associated with manufacturing our products and generally varies with the volume of products produced. The components of cost of revenue are materials, labor and overhead including transportation costs. We have experienced significant fluctuations in transportation costs and in the cost of materials, such as aluminum, steel, fiberglass-reinforced plywood, lumber, fiberglass resin and plastic pellets, over the previous year that have affected our operating profit margins.  However, increased prices we charge for our products and the cost to transport them mitigated the impact of rising prices on our financial condition and results of operations. The benefit of lower raw material and transportation costs are also mitigated by any decrease in the prices we charge for our products necessary to remain competitive.  We have entered into supply contracts for some materials at a fixed price and in some cases prepurchased bulk quantities of materials to reduce rising prices as deemed necessary in the current economic environment.  We increasingly source materials from overseas to take advantage of lower prices.  Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing including rent associated with manufacturing and indirect labor and other costs.

Selling and administrative expenses.  Selling and administrative expenses are made up of the costs of selling our products and administrative costs related to information technology, accounting, finance and human resources.  Costs include personnel and related costs, including travel, equipment and facility rent expense not associated with manufacturing activities, and professional services such as audit fees. Selling, general and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

Other income and expense.  Income and expenses that we incur during the year that are nonrecurring in nature and not directly comparable to the prior year are included in other income and expense or are separately identified.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues.  Our consolidated revenues increased $73.0 million, or 15.2%, to $553.6 million for 2010 compared to $480.6 million for 2009.

•             Morgan’s revenues increased $50.5 million, or 34.4%, to $197.4 million for 2010 compared to $146.9 million for 2009.  The increase was attributable to unit sales volume.  The volume increase was attributable to improvement in general economic conditions related to the Class 3-7 truck market positively impacting demand for both commercial and consumer-related customers.

•             Morgan Olson’s revenues increased $24.2 million, or 39.4%, to $85.8 million for 2010 compared to $61.6 million for 2009.  The increase reflects higher sales volume with no price increases in the period.  The volume increase was due to improved demand for step vans from commercial fleet customers, partially offset by lower shipments to retail customers and lower part sales.

•             Truck Accessories’ revenues increased $8.3 million, or 7.2%, to $123.9 million for 2010 compared to $115.6 million for 2009.   This increase reflects higher sales volume of $3.5 million (3.0%) and price increases of $4.8 million (4.1%).  The volume increase was due to improvement in demand for truck caps and tonneaus attributable to improvement in demand for pickup trucks in the United States and Canada.

•             Specialty Manufacturing’s revenues decreased by $9.5 million, or 6.0%, to $148.4 million for 2010 compared to $157.9 million for 2009.  This decrease reflects lower sales volume of $3.6 million (2.3%) and price decreases of $5.9 million (3.7%).  The price decrease was primarily attributable to price declines in oil and gas machined products at MIC.  The volume decrease is primarily attributable to the Specialty Vehicle Group’s exit from the specialty transit bus business at the end of 2009.

Backlog.  Consolidated backlog was $165.6 million as of December 31, 2010 compared to $149.9 million as of December 31, 2009, an increase of $15.7 million or 10.5%.

•             Morgan’s backlog at December 31, 2010 was $86.7 million compared to $73.1 million at December 31, 2009, an increase of $13.6 million or 18.6%.  The increase in backlog was primarily due to commercial rental orders of $32.9 million compared to $22.5 million in the prior year.

•             Morgan Olson’s backlog was $8.9 million at December 31, 2010 compared to $38.1 million at December 31, 2009, a decrease of $29.2 million or 76.6%.  The decrease was due to the timing of fleet orders of $15.4 million and two large retail orders of $12.6 million received at the end of 2009 that were not replicated at the end of 2010.

•             Truck Accessories’ backlog was $2.7 million at December 31, 2010 compared to $2.6 million as of December 31, 2009, an increase of $0.1 million or 3.8%.

•             Specialty Manufacturing’s backlog was $67.3 million at December 31, 2010 compared to $36.1 million at December 31, 2009, an increase of $31.2 million or 86.4%.  The backlog of machining services increased $36.4 million over last year as demand from customers in the energy services industry increased.

Gross profit.  Gross profit increased by $11.2 million, or 18.5%, to $71.7 million for 2010 compared to $60.5 million for 2009, and as a percentage of revenues improved to 12.9% in 2010 compared to 12.6% in 2009.  The increase in gross profit primarily reflects operational improvements attributable to the continuing implementation of lean techniques and improved procurement activities at Morgan, Morgan Olson and Truck Accessories offset by operational inefficiencies and a significantly underpriced contract undertaken by MIC in 2010.

Selling and administrative expenses.  Our consolidated selling and administrative expenses increased $4.7 million, or 9.7%, to $53.7 million for 2010 compared to $49.0 million for 2009.  This increase reflects the additions of key personnel at the Parent, increased amortization of previously capitalized software cost and increased benefits costs.  As a percentage of revenues, selling and administrative expenses improved to 9.7% of revenues in 2010 compared to 10.2% in 2009 due to the leverage of higher revenues and cost reductions partially offset by cost increases at the Parent.

Closed and excess facility costs. Specialty Manufacturing completed the closure of its facility in Fort Smith, Arkansas at a cost of $0.9 million.  An additional $0.1 million of noncash charges related to the 2009 closure of Specialty Manufacturing’s Milwaukee, Wisconsin facility was recorded in 2010.

Loss (gain) on sale lease-back of real estate:  During 2010, Poindexter Properties, LLC purchased six of our real estate properties and is leasing the properties back to us.  Three of the six properties included in the transaction were sold for an aggregated loss of $2.8 million as the sale prices, based on appraised values, were less than the book values of the assets.  The loss was recognized at the time of the transaction.  The remaining three properties were sold for an aggregated gain of $3.6 million.  The gain of $3.6 million has been deferred and will be recognized as income over the life of the leases.  During the years ended December 31, 2010 and 2009, the Company recognized $0.3 million as income on the deferred gain of $1.9 million originating from a 2008 sale lease-back arrangement with Poindexter Properties, LLC.

Gain on repurchase of 8.75% Notes. During the year ended December 31, 2009, the Company purchased $0.4 million of its 8.75% Notes on the open market and recognized a gain of $0.2 million.

Other expense (income).  Other expense of $0.1 million in 2010 consisted of various nonrecurring charges.  In 2009, other expense was primarily attributable to the loss on the sale of the specialized transit bus business by Specialty Vehicle Group.

Operating income.  Operating income increased $3.5 million, or 32%, to $14.4 million in 2010 compared to $10.9 million in 2009, and as a percentage of revenues improved to 2.6% in 2010 compared to 2.3% in 2009.  Operating income in 2010 reflects charges of $1.0 million for facility closure expense associated with Specialty Manufacturing’s plant closure activities.

•             Morgan’s operating income increased by $7.4 million, or 644%, to $8.6 million in 2010 compared to $1.2 million in 2009, and as a percentage of revenues improved to 4.4% in 2010 compared to 0.7% in 2009.  The increase in operating income and operating income as a percentage of revenues is primarily attributable to operational improvements including labor efficiency, material procurement and expense controls in manufacturing overhead, and selling and administrative expenses.

•             Morgan Olson’s operating income increased by $2.5 million, or 96%, to $5.1 million in 2010 compared to 2.6 million in 2009, and as a percentage of revenues improved to 5.9% in 2010 compared to 4.2% in 2009.  The increase in operating income and operating income as a percentage of revenue is primarily attributable to operational improvements including labor efficiency, material procurement and expense controls in manufacturing overhead, and selling and administrative expenses.

•             Truck Accessories’ operating income increased by $4.8 million, or 61%, to $12.7 million in 2010 compared to $7.9 million in 2009, and as a percentage of revenues improved to 10.2% in 2010 compared to 6.8% in 2009.  The increase in operating income and operating income as a percentage of revenues is primarily attributable to operational improvements including labor efficiency, material procurement and expense controls in manufacturing overhead, and selling and administrative expenses.

•             Specialty Manufacturing incurred an operating loss of $1.8 million and operating margins of negative 1.2% in 2010 compared to operating income of $2.9 million and operating margin of 1.9% in 2009.  The decline in year-over-year performance was primarily attributable to MIC.  In 2010, MIC undertook a new contract which was significantly underpriced and poorly managed. This contract, in addition to operational inefficiencies and management deficiencies at MIC and the Specialty Vehicle Group plant closing costs of $1.0 million, was responsible for the majority of the decline in Specialty Manufacturing’s operating income.

•             Corporate Parent expenses increased $6.6 million to $10.2 million for 2010 compared to $3.6 million for 2009.  The increase is primarily attributable to additions of key executive personnel, including our Chief Operating Officer, Vice President of International Business Development and Vice President of Operational Improvement, increased depreciation of prior years’ capitalized enterprise resource planning costs, and the recognition of a $2.8 million loss on sale of real estate related to the 2010 sale lease-back arrangement with Poindexter Properties, LLC offset by $0.3 million recognition of deferred gain of $1.9 million originating from the 2008 sale lease-back arrangement with Poindexter Properties, LLC.

Interest expense (income).  Interest expense decreased $0.3 million, or 1.6%, to $17.9 million (3.2% of revenues) for 2010 compared to $18.2 million (3.8% of revenues) for 2009.  Interest income was $0.1 million and $0.2 million for 2010 and 2009, respectively.

Income tax provision (benefit).  The effective income tax provision (benefit) rate was 42% and 31% of income before income taxes for 2010 and 2009, respectively.  The income tax provision for 2010 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes in certain tax jurisdictions, research and development credits, and releases of reserves for uncertain tax positions due to expiration of statutes and settlements. The income tax benefit for 2009 differs from amounts computed based on the federal statutory rate largely as a result of state taxes in certain tax jurisdictions.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenues.  Our consolidated revenues decreased $225.8 million, or 32.0%, to $480.6 million for 2009 compared to $706.4 million for 2008.

•             Morgan’s revenues decreased $87.0 million, or 37.2%, to $146.9 million for 2009 compared to $233.9 million for 2008. This decrease reflects lower volume of $84.7 million (36.2%) and price decreases of $2.3 million (1.0%).  General economic conditions continued to deteriorate in 2009 evidenced by lower demand for Class 3-7 truck bodies on already depressed levels.

•             Morgan Olson’s revenues decreased $42.8 million, or 41.0%, to $61.6 million for 2009 compared to $104.4 million for 2008.  The decrease reflects lower volume with no price increases in the period.  Step van sales declined $33.6 million, or 43.0%, on a 48.4% decrease in unit shipments for 2009.  Step van sales to customers with large fleets of vehicles were down $33.4 million, or 63.8%, compared to the prior year.  Service parts sales and delivery income decreased $9.2 million due mainly to a one-time service parts purchase of $5.5 million by the United States Postal Service in the prior period and decreased delivery income on lower service parts sales.

•             Truck Accessories’ revenues decreased $16.3 million, or 12.3%, to $115.6 million for 2009 compared to $131.9 million for 2008.  This decrease reflects lower volume of $18.7 million (14.2%) and price increases of $2.4 million (1.8%).  This decrease is primarily attributable to lower sales of pickup trucks in the United States and Canada due to deteriorating economic conditions in 2009.

•    Specialty Manufacturing’s revenues decreased by $80.4 million, or 33.7%, to $157.9 million for 2009 compared to $238.3 million for 2008.  This decrease reflects lower volume of $52.6 million (22.1%) and price decreases of $27.8 million (11.7%).  This decrease in volume was primarily attributable to the deterioration of general economic conditions and declining oil prices.  The decrease in price was primarily attributable to price decrease at MIC driven by large oil and gas equipment suppliers imposing industrywide price concessions on suppliers in response to steep declines to the price of oil in 2009 compared to 2008.

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

•             Specialty Manufacturing’s backlog at December 31, 2009 decreased $45.2 million to $36.1 million compared to $81.3 million at December 31, 2008.  The backlog of machining services decreased $46.8 million over the prior year as demand from customers in the energy services industry continued to decline.

Gross Profit.  Gross profit decreased by $35.1 million, or 36.7%, to $60.5 million in 2009 compared to $95.6 million for 2008, and as a percentage of revenues decreased to 12.6% in 2009 compared to 13.5% in 2008.  The decrease in gross profit primarily reflects the volume declines discussed above.  The decrease in gross profit percent is attributable to the loss of volume leverage and price reductions at MIC.

Selling and administrative expenses.  Our consolidated selling and administrative expenses decreased $17.3 million, or 26.1%, to $49.0 million for 2009 compared to $66.3 million for 2008, and as a percentage of revenues increased to 10.2% in 2009 compared to 9.4% in 2008.  The decrease in selling and administrative expenses was primarily attributable to the reduction in headcount and management incentives.  The increase in selling and administrative expenses as a percent of revenue was attributable to the loss of volume leverage.

Closed and excess facility costs. Specialty Manufacturing completed the closure of its facility in Milwaukee, Wisconsin in 2009 at a cost of $0.6 million.

Loss (gain) on sale lease-back of real estate:  We recognized $0.3 million as income on the deferred gain of $1.9 million resulting from the sale of three of our manufacturing properties to Poindexter Properties, LLC, an entity owned by our sole shareholder, in 2008.

Gain on repurchase of 8.75% Notes. During the year ended December 31, 2009, the Company purchased $0.4 million of its 8.75% Notes on the open market and recognized a gain of $0.2 million.

Other expense (income).  The sale of the Specialty Vehicle Group specialized transit bus business was responsible for a $0.6 million loss.  The allocation of goodwill associated with the bus business accounted for $0.5 million of the loss.  Specialty Manufacturing’s machining business recognized $0.2 million from the sale of assets.

Operating income.  Operating income decreased $18.8 million, or 63.4%, to $10.9 million in 2009, compared to $29.7 million in 2008, and as a percentage of revenues decreased to 2.3% in 2009 compared to 4.2% in 2008.  The decrease in operating income was primarily attributable to lower revenues brought on by deteriorating economic conditions.  The decrease in operating income as a percentage of sales was primarily attributable to reduced sales and price decreases at MIC.

•             Morgan’s operating income decreased by $2.9 million, or 72.5%, to $1.1 million in 2009 compared to $4.0 million in 2008, and as a percentage of revenues decreased to 0.8% in 2009 compared to 1.7% in 2008.  The decline in operating income was primarily attributable to the reduction in revenues caused by deteriorating economic conditions in the Class 3-7 truck market.  The decrease in operating income as a percentage of revenues was attributable to reduced sales and declining prices.

•             Morgan Olson’s operating income decreased by $2.8 million, or 52.6%, to $2.6 million in 2009 compared to $5.4 million in 2008, and as a percentage of revenues decreased to 4.2% in 2009 compared to 5.2% in 2008.  The decrease in operating income and operating income as a percentage to revenues was primarily attributable to reduced sales due to lower demand for Class 3-7 trucks attributable to deteriorating economic conditions.

•             Truck Accessories’ operating income increased by $5.4 million, or 226.2%, to $7.8 million in 2009 compared to $2.4 million in 2008, and as a percentage of revenues increased to 6.8% in 2009 compared to 1.8% in 2008.  The increase in operating income and operating income as a percent of revenues was primarily attributable to operational improvements and price increases partially offset by reduced sales.

•             Specialty Manufacturing’s operating income decreased by $23.0 million, or 88.7%, to $2.9 million in 2009 compared to $25.9 million in 2008, and as a percentage of revenues decreased to 1.9% in 2009 compared to 10.9% in 2008.  The decrease in operating income and operating income as a percentage of revenues was primarily attributable to price decreases at MIC driven by customers in the oil and gas equipment supply business demanding lower prices in response to a significant decline in oil prices.

•             Corporate Parent expenses decreased $4.4 million to $3.6 million in 2009 compared to $8.0 million in 2008.  The decrease was primarily attributable to reductions in headcount, salaries and incentive compensation.

Interest expense (income).  Interest expense decreased $0.3 million, or 1.8%, to $18.2 million (3.8% of revenues) for 2009 compared to $18.5 million (2.6% of revenues) for 2008.  Interest income was $0.2 million and $0.4 million for 2009 and 2008, respectively.

Income tax provision (benefit).  The effective income tax provision (benefit) rate was 31% and 41% of income before income taxes for 2009 and 2008, respectively.  The income tax benefit for 2009 differs from amounts computed based on the federal statutory rate largely as a result of state taxes in certain tax jurisdictions.  The income tax provision for 2008 differs from amounts computed based on the federal statutory rate as a result of state taxes of $1.4 million, a $0.8 million increase in the valuation allowance for foreign net operating loss carryforwards, offset by a $1.1 million reduction in the valuation allowance against capital loss carryforwards and $0.3 million of research and development credits.

Liquidity and capital resources

Historically, we have funded our operations with cash available from the proceeds of our 8.75% Notes, cash generated from operations and borrowings under our revolving credit facility, as needed.  Working capital at December 31, 2010 was $112.9 million compared to $99.4 million at December 31, 2009.  Our cash and cash equivalents increased $4.2 million as a result of cash provided by operating activities of $3.9 million, cash provided by investing activities of $2.0 million and reduced by cash used in financing activities of $1.7 million.  Working capital, excluding cash and cash equivalents, increased $9.4 million as a result of an increase in accounts receivable of $1.2 million, an increase in inventories of $10.7 million, an increase in prepaid expenses of $0.3 million, reduced by an increase in current payables and accruals of $4.2 million.  Average accounts receivable days sales outstanding at December 31, 2010 were approximately 24 compared to 27 at December 31, 2009 and inventory turns during 2010 were approximately 7.8 compared to 7.0 during 2009.  Excluding vehicle chassis at Specialty Vehicle Group (vehicle chassis remain in inventory for extended periods of time and amounted to $9.5 million and $8.0 million at December 31, 2010 and 2009, respectively) inventory turns were 9.2 and 7.6 for 2010 and 2009, respectively.

Operating cash flows.  Operating activities during 2010 generated cash of $3.9 million compared to $29.2 million in 2009 and $45.5 million in 2008.  The decrease in net cash generated by operating activities during 2010 was due primarily to a $10.7 million investment in inventories compared to a reduction of inventories of $13.0 million in 2009 and a $1.2 million increase in accounts receivable compared to a $7.8 million decrease in 2009.

The decrease in net cash generated by operating activities during 2009 compared to 2008 was due primarily to the $18.8 million decrease in operating income.

Investing cash flows.  Net cash generated by investing activities in 2010 was $2.0 million compared to cash used of $9.8 million and $8.6 million in 2009 and 2008, respectively.  The increase of $11.8 million in 2010 compared to 2009 was primarily due to the Morgan, Morgan Olson, Truck Accessories Group and Specialty Manufacturing sale of six of its manufacturing properties to Poindexter Properties, LLC for $15.0 million (see Note 15 in the “Notes to Consolidated Financial Statements”).  Capital expenditures during 2010 were $14.8 million and were comprised mainly of machinery and equipment of $7.0 million for Specialty Manufacturing, new product molds of $2.1 million for Truck Accessories Group and $2.9 million of equipment related to a Company-wide Enterprise

Resource Planning project.  We acquired approximately $0.7 million of equipment under capital leases that were not included in capital expenditures. As of December 31, 2010, we had no significant open commitments for capital expenditures.

Financing cash flows.  Net cash used by financing activities totaled $1.7 million in both 2010 and 2009 compared to $6.1 million in 2008.

Our Revolving Credit Agreement was scheduled to terminate on March 15, 2010; however, neither party to the agreement gave notice of termination.  The Agreement was amended and extended on December 13, 2010 with a new termination date of March 14, 2012.

At December 31, 2010, the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes, was 1.9 to 1.0 which was less than the indenture debt incurrence covenant of 2.0 to 1.0.  As a result, we are limited in our ability to incur additional indebtedness.  The Indenture permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business.  Already existing obligations and any amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.

The revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are collateralized by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million of letters of credit. As of December 31, 2010, we had no borrowings under the facility, $1.3 million of letters of credit outstanding and our borrowing base would have supported debt borrowings of $48.7 million under our revolving credit facility.

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

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for 2011, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control.  We cannot be certain that we will generate sufficient cash flows, and if we do not, we may have to engage in other activities such as the sale of assets to meet our cash requirements.

Off-balance-sheet arrangements

We have no off-balance-sheet arrangements.

Commitments and capital expenditures

We have entered into an agreement with a paint manufacturer under which Truck Accessories, Morgan, Morgan Olson and Specialty Vehicle Group are committed to buy principally all of their automotive paint for five years ending October 2014.  We estimate that we will purchase approximately $5.2 million of paint products during 2011 under this agreement.  We occasionally commit to the purchase of aluminum based on expected levels of future production and at December 31, 2010, Morgan and Morgan Olson had commitments of $3.4 million to buy aluminum through 2011.  We did not have any material commitments to acquire new capital equipment as of December 31, 2010.

Certain cash contractual obligations of ours as of December 31, 2010 are summarized in the table below.

Obligations (Dollars in Millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
8.75% Notes, excluding interest	$198.8	$—	$—	$198.8	$—
Operating leases	50.3	9.2	11.9	6.6	22.6
Capital leases	3.9	2.0	1.9	—	—
Total	$253.0	$11.2	$13.8	$205.4	$22.6

The Company has recorded a long-term liability of approximately $0.9 million as of December 31, 2010 related to uncertain tax positions.  Given the uncertainty of these positions, the Company has not reflected obligations in the above table.

Other matters

We are significantly leveraged and will continue to be significantly leveraged. We had $17.6 million of stockholder’s equity at December 31, 2010 and 2009. We operate in cyclical businesses and the markets for our products are highly competitive. In addition, we have two customers that accounted for 20% of 2010 consolidated revenues and our top ten customers accounted for 45% of our 2010 consolidated revenues.

We continually evaluate, depending on market conditions, the most efficient use of our capital and contemplate various strategic options, which may include, without limitation, restructuring our business, indebtedness or capital structure. Accordingly, we or our subsidiaries may from time to time consider, among other things, purchasing, refinancing or otherwise retiring certain outstanding indebtedness (whether in the open market or by other means), public or private issuances of debt or equity securities, joint venture transactions, acquisitions or dispositions, new borrowings, tender offers, exchange offers, or any combination thereof, although there can be no assurances that such financing sources will be available on commercially reasonable terms. Additionally, there can be no assurances that these strategic options, if pursued, will be consummated or, if consummated, what effect they will have on us.

Historically, inflation has not materially affected our business.  We believe that we have the ability to increase our selling prices to levels necessary to offset the raw material cost inflation.

Recent economic conditions have resulted in fluctuations in raw material prices, but we cannot predict the effect that this will have on the selling price of our manufactured products.  Operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures.

During 2008, Poindexter Properties, LLC, which is wholly owned by Mr. Poindexter, purchased three real estate properties from the Company for approximately $7.1 million in cash and is leasing the properties back to the Company.  The Company recorded a gain on the sale of $1.9 million that has been deferred and will be recognized as income over the term of the leases, of which $265 was recorded as income in both 2010 and 2009.  The transaction was financed by an independent lender and the properties were sold for prices determined by an independent appraisal.

During 2010, Poindexter Properties, LLC purchased six real estate properties from the Company for approximately $15.0 million in cash and is leasing the properties back to the Company.  Three of the properties included in the transaction were sold for an aggregate loss of $2.8 million as the sales prices, based on appraised values, were less than the book value of the assets.  The aggregate loss was recognized as of the transaction date as loss on sale lease-back of real estate.  The remaining three properties were sold for an aggregated gain of $3.6 million.  The gain of $3.6 million has been deferred and will be recognized as income over the life of the leases.  The transaction was financed by an independent lender and the properties were sold for prices determined by an independent appraisal.

Beginning in July 2006, Mr. Poindexter began receiving a salary from the Company.  Effective July 31, 2008, Mr. Poindexter ceased receiving a salary from the Company and we paid $0.5 million in fees to Southwestern Holdings, Inc. (“Southwestern”) for the services of Mr. Poindexter during each of 2010 and 2009.

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

Recently issued accounting standards

The effect on the Company of recently issued accounting standards on the Company is addressed in Note 1 of Notes to Consolidated Financial Statements.

Critical accounting policies and estimates

This discussion and analysis of financial condition and the results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the use of estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates, including those related to warranties offered on products, self-insurance reserves, bad debts, inventory obsolescence, investments, intangible assets and goodwill, income taxes, financing operations, workers’ compensation insurance and contingent liabilities, are evaluated continually. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are the most critical accounting policies used in the preparation of our financial statements.

Revenue recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification. We classify amounts billed to customers related to shipping and handling as revenue. The costs associated with shipping and handling revenue are included in cost of revenue.

Warranties.  Reserves for costs associated with fulfilling warranty obligations offered on Morgan, Morgan Olson, Truck Accessories and Specialty Vehicle Group products are established based on historical experience and an estimate of future claims. Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

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

Income taxes.  We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure and assessing temporary differences resulting from the differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, a valuation allowance is established thereby reducing the deferred tax asset. When an increase in this allowance within a period is recorded, we include an expense in the tax provision in the consolidated statements of operations. Management’s judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets.  We assess our uncertain income tax positions on an annual basis and make adjustments accordingly (see Note 11 of our Consolidated Financial Statements for a summary of this activity).

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

Inventory valuation.  Our inventories consist mainly of raw materials, vehicles prior to conversion, supplies and work-in-progress. Because we primarily produce products to our customers’ orders, we maintain a relatively small stock of finished goods inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. We record reserves against the value of inventory based upon our determination that the inventory is not usable in our products. These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

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

Variable-rate debt.  From time to time, we borrow funds under our revolving credit facility. The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.  The Company had no revolver borrowings outstanding at December 31, 2010 and 2009.

Fixed-rate debt.  As of December 31, 2010, the Company had $198.8 million of 8.75% Notes outstanding, with an estimated fair value of approximately $199.3 million and $200.8 million based upon the traded value at December 31, 2010 and March 15, 2011, respectively. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $6.9 million as of December 31, 2010.

Foreign currency.  Morgan has a manufacturing plant in Canada that during 2010 generated sales of approximately $8.1 million for the year. The functional currency of Morgan’s Canadian operations is the Canadian dollar.  Specialty Manufacturing has one plant in Mexico and one in Malaysia; however, the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

Item  8.                   Financial Statements and Supplementary Data

J.B. Poindexter & Co., Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

South Bend, Indiana
April 13, 2011

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$58,382	$54,176
Accounts receivable, net	36,023	34,982
Inventories, net	61,578	52,718
Deferred income taxes	463	1,368
Income tax receivable	9,287	6,356
Prepaid expenses and other	2,891	2,590
Total current assets	168,624	152,190
Property, plant and equipment, net	56,436	70,073
Goodwill	35,000	35,000
Intangible assets, net	14,299	15,836
Other assets	12,365	12,865
Total assets	$286,724	$285,964

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,260	$2,259
Accounts payable	26,966	27,699
Accrued compensation and benefits	9,647	6,431
Other accrued liabilities	16,805	16,420
Total current liabilities	55,678	52,809
Noncurrent liabilities
Long-term debt, less current portion	201,233	202,935
Deferred income taxes	3,614	3,818
Employee benefit obligations and other	8,554	6,966
Total noncurrent liabilities	213,401	213,719
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	529	290
Accumulated deficit	(2,370)	(340)
Total stockholder’s equity	17,645	19,436
Total liabilities and stockholder’s equity	$286,724	$285,964

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years ended December 31,
	2010	2009	2008
Revenues	$553,561	$480,647	$706,409
Cost of revenues	481,888	420,146	610,799
Gross profit	71,673	60,501	95,610
Selling and administrative expenses	53,699	48,961	66,290
Closed and excess facility costs	951	642	788
Loss (gain) on sale lease-back of real estate	2,555	(265)	—
Gain on repurchase of 8.75% Notes	—	(186)	(416)
Other expense (income)	105	489	(733)
Operating income	14,363	10,860	29,681
Interest expense	17,917	18,163	18,491
Interest income	(62)	(197)	(410)
Income (loss) before income taxes	(3,492)	(7,106)	11,600
Income tax provision (benefit)	(1,462)	(2,210)	4,810
Net income (loss)	$(2,030)	$(4,896)	$6,790

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

For the years ended December 31, 2010, 2009 and 2008	Shares of common stock	Common stock and paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
January 1, 2008	3,059	$19,486	$(2,234)	$1,017	$18,269

Net income	—	—	6,790	—	6,790
Translation adjustment	—	—	—	(1,271)	(1,271)
Comprehensive income					5,519
December 31, 2008	3,059	19,486	4,556	(254)	23,788

Net loss	—	—	(4,896)	—	(4,896)
Translation adjustment	—	—	—	544	544
Comprehensive loss					(4,352)
December 31, 2009	3,059	19,486	(340)	290	19,436

Net loss	—	—	(2,030)	—	(2,030)
Translation adjustment	—	—	—	239	239
Comprehensive loss					(1,791)
December 31, 2010	3,059	$19,486	$(2,370)	$529	$17,645

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,030)	$(4,896)	$6,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,278	16,998	17,658
Amortization of debt issuance costs	559	584	691
Loss (gain) on sale lease-back of real estate	2,555	(265)	—
Gain on redemption of 8.75% Notes	—	(186)	(416)
Provision for excess and obsolete inventory	1,809	1,181	2,218
Provision for doubtful accounts receivable	151	154	1,181
Loss on sale of property, plant and equipment	425	355	199
Deferred income tax provision	701	1,529	3,036
Impairment of intangible assets	—	—	300
Other	854	442	127
Change in assets and liabilities, net of the effect of business acquisitions and dispositions:
Accounts receivable	(1,192)	7,820	8,594
Inventories	(10,669)	12,998	9,179
Prepaid expenses and other	(301)	300	(93)
Accounts payable	(733)	1,100	(4,715)
Accrued income taxes	(2,225)	(1,668)	1,076
Other accrued liabilities	(1,287)	(7,224)	(355)
Net cash provided by operating activities	3,895	29,222	45,470
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(233)
Proceeds from sale lease-back of real estate	14,975	—	7,135
Proceeds from disposition of business, property, plant and equipment	857	1,811	—
Purchase of property, plant and equipment	(14,816)	(11,320)	(14,719)
Reduction (issuance) of insurance collateral deposits	982	(315)	(736)
Net cash provided by (used in) investing activities	1,998	(9,824)	(8,553)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	(379)	(3,321)
Payments of long-term debt and capital leases	(1,726)	(1,346)	(2,758)
Net cash used in financing activities	(1,726)	(1,725)	(6,079)
Translation impacts	39	252	(1,271)
Change in cash and cash equivalents	4,206	17,925	29,567
Cash and cash equivalents, beginning of year	54,176	36,251	6,684
Cash and cash equivalents, end of year	$58,382	$54,176	$36,251

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

Revenue Recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson where revenue is recognized when title transfers to the customer upon final body assembly, quality inspection and customer notification.  Amounts billed to customers related to shipping and handling are classified as revenue.  The costs associated with the shipping and handling revenue are included in cost of revenues.

Accounts Receivable.  The Company sells to customers on terms customary in its industries.  Discounts are allowed for early payment but only if economically justified based on the cost of capital.  Accounts receivable is stated net of an allowance for doubtful accounts of $603 and $1,028 at December 31, 2010 and 2009, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31 was:

	2010	2009	2008
Balance at the beginning of the year	$1,028	$1,740	$1,182
Provision for losses	151	154	1,181
Charge-offs	(232)	(620)	(576)
Recoveries	(344)	(246)	(47)
Balance at the end of the year	$603	$1,028	$1,740

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

Goodwill and Intangible Assets.  Goodwill and intangible assets with indefinite useful lives are not amortized, but are evaluated at least annually for impairment or more frequently if facts and circumstances indicate that the assets may be impaired.  Intangible assets that are determined to have finite lives are amortized on a straight-line basis over the period in which we expect to receive economic benefit.  See Note 5 for further discussion on goodwill and intangible assets.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years.  Amortization of debt issuance costs is included in interest expense (see Note 5).

Evaluation of Impairment of Long-Lived Assets.  The Company evaluates the carrying value of long-lived assets whenever significant events or changes in circumstances indicate the carrying value of these assets may be impaired.  The Company evaluates potential impairment of long-lived assets by comparing the carrying value of the assets to the expected net future cash flows resulting from the use of the assets.  As indicated in Note 5, the Company recorded impairment charges in 2008.

Warranty. Morgan provides product warranties for periods of up to five years. Morgan Olson provides a warranty period, which is one year or 12,000 miles for certain components, three years or 36,000 miles for paint, and five years or 50,000 miles for the van body structure. Truck Accessories provides a warranty period, exclusive to the original truck owner, which is, in general but with exclusions, one year for parts, five years for paint and lifetime for structure. The Specialty Vehicle Group provides a warranty on its products for a period of 48 months or 50,000 miles on the section of the body and parts manufactured for funeral coaches and funeral limousines, 36 months or 50,000 miles on the body and parts manufactured for bus bodies, and 48 months or 100,000 miles on the section of the body and parts manufactured for limousines. The remaining operations of Specialty Manufacturing do not provide a warranty on their products. A provision for warranty costs is included in cost of sales when goods are sold based on historical experience and estimated future claims. The Company had accrued warranty costs of $4,029 and $3,481 at December 31, 2010 and 2009, respectively. The activity in the accrued warranty cost accounts for the years ended December 31 was:

	2010	2009	2008
Balance at the beginning of the year	$3,481	$3,631	$4,343
Provision for losses	2,696	1,354	1,739
Charge-offs	(2,148)	(1,504)	(2,451)
Balance at the end of the year	4,029	3,481	3,631
Less: Short-term	2,610	1,687	1,246
Long-Term	$1,419	$1,794	$2,385

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2010, 2009 and 2008, advertising expense was $1,082, $1,749 and $3,324 respectively, and R&D expense was $1,396, $1,192 and $2,298, respectively.

Income Taxes.  The provision (benefit) for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary and permanent differences between such income and that recognized for tax return purposes.  Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The Company considers the earnings in its Canadian operations to be permanently invested and as such has not provided for deferred taxes related to potential distributions of those earnings.  The amount of undistributed earnings at December 31, 2010 was not material.

The Company’s management believes it is more likely than not that current and long-term deferred tax assets will reduce future income tax payments.  Should the Company determine it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the deferred tax asset to the amount that is more likely than not to be realized, would reduce income in the period such determination was made.

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

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (see Note 8), approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.  The fair value of the Company’s 8.75% Notes is determined under the provisions of applicable guidance, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-17 (an amendment to Accounting Standards Codification 810, Consolidation), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, “ASU No. 2009-17.” This update significantly changes the consolidation rules as they related to variable interest entities (“VIEs”).  The update specifically changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  As a result, it is expected that many off-balance-sheet entities previously exempt from consolidation — qualified special-purpose entities (QSPEs) — will be subject to consolidation. Due to the elimination of the QSPE scope exception, the impact of the changes resulting from this update may be more evident to financial services companies; however, the new guidance will have broad applicability across all industries. In addition, ASU No 2009-17 requires a number of new disclosures, including the requirements for a reporting entity to provide additional disclosures about its involvement with VIEs, any significant changes in risk exposure due to that involvement, and how its involvement with a VIE affects the reporting entity’s financial statements.  The adoption of this update did not have a material effect on our consolidated financial statements.

2.                   Segment Data

The Company operates and manages its subsidiaries within the separate business segments.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

Revenues	2010	2009	2008
Morgan	$197,383	$146,902	$233,893
Morgan Olson	85,834	61,593	104,437
Truck Accessories	123,890	115,607	131,871
Specialty Manufacturing	148,409	157,925	238,337
Eliminations	(1,955)	(1,380)	(2,129)
Revenues	$553,561	$480,647	$706,409

Operating Income	2010	2009	2008
Morgan	$8,601	$1,156	$3,953
Morgan Olson	5,101	2,565	5,415
Truck Accessories	12,687	7,839	2,403
Specialty Manufacturing	(1,760)	2,937	25,895
JBPCO (Parent)	(10,266)	(3,637)	(7,985)
Operating Income	$14,363	$10,860	$29,681

Depreciation and Amortization Expense	2010	2009	2008
Morgan	$1,816	$1,921	$2,054
Morgan Olson	795	761	1,027
Truck Accessories	3,129	4,057	4,191
Specialty Manufacturing	8,812	10,141	10,281
JBPCO (Parent)	726	118	105
Depreciation and Amortization Expense	$15,278	$16,998	$17,658

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Total Assets as of December 31,	2010	2009
Morgan	$38,574	$39,819
Morgan Olson	9,430	19,311
Truck Accessories	56,553	58,371
Specialty Manufacturing	118,242	112,712
JBPCO (Parent)	63,925	55,751
Identifiable Assets	$286,724	$285,964

Capital Expenditures	2010	2009	2008
Morgan	$1,601	$1,276	$735
Morgan Olson	1,400	361	799
Truck Accessories	2,065	2,200	3,070
Specialty Manufacturing	6,970	5,034	9,176
JBPCO (Parent)	2,780	2,449	939
Capital Expenditures	$14,816	$11,320	$14,719

Morgan had two customers that accounted for, on a combined basis, approximately 56%, 54% and 48% of Morgan’s revenues during 2010, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $2,323 and $2,816 at December 31, 2010 and 2009, respectively.

Morgan Olson had one customer that accounted for approximately 41%, 31% and 44% of Morgan Olson’s revenues during 2010, 2009 and 2008, respectively.  Accounts receivable from this customer were $109 and $123 at December 31, 2010 and 2009, respectively.

Specialty Manufacturing has two customers in the international oilfield service industry that accounted for approximately 44%, 39% and 42% of Specialty Manufacturing’s revenues during 2010, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $8,272 and $4,882 at December 31, 2010 and 2009, respectively.

The Company, on a consolidated basis, had five customers that accounted for approximately 38%, 33% and 37% of total revenues during 2010, 2009 and 2008, respectively.  Accounts receivable from these customers totaled $10,704 and $7,821 at December 31, 2010 and 2009, respectively.  These were customers of Morgan, Morgan Olson and Specialty Manufacturing.  Morgan had two customers, Penske and Ryder, which individually accounted for more than 10% of the Company’s revenues during any one or more of 2010, 2009 and 2008.  Penske accounted for approximately 10%, 11% and 8% of the Company’s total revenues during 2010, 2009 and 2008, respectively.  Accounts receivable for Penske was $1,036 and $1,696 at December 31, 2010 and 2009, respectively.  Ryder accounted for approximately 10%, 6% and 8% of the Company’s total revenues during 2010, 2009 and 2008, respectively.  Accounts receivable for Ryder was $1,287 and $1,120 at December 31, 2010 and 2009, respectively.

The Company’s operations are located principally in the United States.  However, Morgan has operations located in Canada and Specialty Manufacturing has operations in Mexico and Malaysia.  Long-lived assets relating to these foreign operations were $10,423 and $9,168 at December 31, 2010 and 2009, respectively.  Consolidated revenues included $44,545, $31,881 and $31,888 in 2010, 2009 and 2008, respectively, of sales to customers outside the United States.

JBPCO (Parent) operating expenses for all periods comprise the costs of the parent company office and personnel who provide strategic direction and support to the subsidiary companies.  JBPCO (Parent) costs were $10,266, $3,637, and $7,985 for 2010, 2009 and 2008, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

The sale lease-back transaction consummated in December 2010 with Poindexter Properties, LLC resulted in a recognized loss on sale of real estate of $2,820 and a deferred gain on sale lease-back of $3,595.  The Company considers the loss related to the sale of real estate under the sale lease-back arrangement to be an unusual transaction that is not considered by the Company’s chief operating decision maker in his assessment of segment profitability and as a result has been included in JBPCO (Parent) category.  To be consistent with treatment of the 2010 loss, the Company reclassified the $265 income recognized in 2009 on the deferred gain originating from the 2008 sale lease-back arrangement with Poindexter Properties, LLC that was previously presented as Morgan operating income.

3.      Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2010	2009
Raw materials	$27,246	$24,946
Work in process	19,978	14,894
Finished goods	14,354	12,878
Total inventories	$61,578	$52,718

Inventories are stated net of an allowance for excess and obsolete inventory of $2,975 and $3,391 at December 31, 2010 and 2009, respectively. The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31 was:

	2010	2009	2008
Balance at the beginning of the year	$3,391	$3,166	$1,707
Provision for losses	1,809	1,181	2,218
Charge-offs	(2,225)	(956)	(759)
Balance at the end of the year	$2,975	$3,391	$3,166

4.      Property, Plant and Equipment

Property, plant and equipment, as of December 31, 2010 and 2009, consisted of the following:

	Range of Useful Lives in Years	2010	2009
Land	—	$1,012	$3,079
Buildings and improvements	5-25	10,349	24,576
Machinery and equipment	3-10	134,903	128,978
Furniture and fixtures	2-10	17,602	14,648
Transportation equipment	2-10	5,745	5,543
Leasehold improvements	3-10	7,498	8,187
Construction in progress	—	7,546	8,680
		184,655	193,691
Accumulated depreciation and amortization		(128,219)	(123,618)
Property, plant and equipment, net		$56,436	$70,073

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Machinery and equipment included approximately $14,189 and $14,150 of equipment at cost recorded under capital leases as of December 31, 2010 and 2009, respectively, and accumulated depreciation of approximately $7,470 and $7,118 at December 31, 2010 and 2009, respectively.

Effective December 17, 2010, the Company sold and leased back six of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter (see Note 15).

In 2010 and 2009, the Company capitalized $512 and $485, respectively, of interest costs incurred related to constructed assets in progress.

During 2009, the Company decided to consolidate the two Specialty Vehicle Group funeral and limousine manufacturing facilities and combine their production in the Amelia, Ohio plant.  As part of the decision to consolidate, the Company sold its specialized transit bus business and related assets, including equipment, inventory and intangible assets on December 31, 2009 for total proceeds of $1,375, which resulted in a net loss on sale of $584 recorded in other income on the consolidated financial statements.   The allocation of goodwill associated with the bus business accounted for $550 of the loss.

The Company decided to close and consolidate one of Specialty Manufacturing machining plants into another of its manufacturing facilities, resulting in a write-down of the carrying value of the assets by $677 in 2008.   The Company also combined two of its Truck Accessories manufacturing facilities located in Elkhart, Indiana, resulting in a write-down of the carrying value of the assets by $111 in 2008.  Specialty Manufacturing completed the closure of its facility in Fort Smith, Arkansas in 2010 and expenditures related to the closure were $937.

Depreciation expense was $13,535, $15,299 and $16,064 and included $1,612, $1,688 and $1,725 for assets recorded under capital leases for the years ended December 31, 2010, 2009 and 2008, respectively.

5.      Goodwill, Intangibles and Other Assets

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

The Company completed its annual impairment review effective October 1, 2010, 2009 and 2008, which indicated that there was a $300 impairment in the carrying value of Federal Coach’s trade name recognized in 2008.  The fair value of our reporting units is based on various valuation methods, including acquisition multiples of earnings and discounted cash flow analysis.

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

The Company sold its specialized transit bus business on December 31, 2009 and allocated $550 of goodwill associated with the business sold.  Revenues related to the specialized transit bus business were $9,504 and $11,337 in 2009 and 2008, respectively, and approximated 2.0% and 1.6% of consolidated revenues in 2009 and 2008, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

At December 31, 2010, goodwill was $7,408, $14,884 and $12,708 for the Morgan, Truck Accessories and Specialty Manufacturing reporting units, respectively.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were:

	Morgan	Truck Accessories	Specialty Manufacturing	Total
Balance, December 31, 2008	$7,408	$14,884	$13,258	$35,550
Changes to goodwill during the year	—	—	(550)	(550)
Balance, December 31, 2009	7,408	14,884	12,708	35,000
Changes to goodwill during the year	—	—	—	—
Balance, December 31, 2010	$7,408	$14,884	$12,708	$35,000

Intangible assets and the related accumulated amortization as of December 31, 2010 and 2009 were:

		Cost
December 31, 2010:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	5-20	$1,852	$2,556	$10,400	$14,808	$4,806
Noncompete agreements	5	216	—	663	879	771
Supplier relationship	10	—	—	3,228	3,228	1,705
Patents	2	—	300	—	300	300
		2,068	2,856	14,291	19,215	7,582
Unamortizable intangible assets:
Trade names	—	1,170	616	880	2,666	—
Balance, December 31, 2010		$3,238	$3,472	$15,171	$21,881	$7,582

		Cost
December 31, 2009:	Useful Lives in Years	Morgan	Truck Accessories	SMG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	5-20	$1,760	$2,556	$10,430	$14,746	$3,605
Noncompete agreements	5	216	—	663	879	646
Supplier relationship	10	—	—	3,228	3,228	1,374
Patents	2	—	300	—	300	300
		1,976	2,856	14,321	19,153	5,925
Unamortizable intangible assets:
Trade names	—	1,112	616	880	2,608	—
Balance, December 31, 2009		$3,088	$3,472	$15,201	$21,761	$5,925

The amortization of intangible assets was $1,635, $1,700 and $1,594 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $1,571 — 2011, $1,377 — 2012, $1,073 — 2013, $1,073 — 2014 and $997 — 2015.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Other assets as of December 31, 2010 and 2009 consisted of the following:

		2010		2009
	Amortization Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Debt issuance costs	4-10	$4,637	$1,817	$4,078	$2,376
Insurance cash collateral deposit	—	—	6,610	—	7,592
Other	—	—	3,938	—	2,897
Total		$4,637	$12,365	$4,078	$12,865

The amortization of debt issuance costs was $559, $584 and $691 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated amortization of debt issuance costs for each of the subsequent four years ending December 31 is $559 — 2011, $559 — 2012, $559 — 2013 and $140 — 2014.

The Company created a trust in favor of its insurance carrier to secure its liabilities under its self-insured, casualty insurance program including workers’ compensation insurance.  The liabilities were previously secured by an irrevocable standby letter of credit that was canceled upon the initial deposit of $5,520 into the trust.  For the year ended December 31, 2010 the trust was reduced by $982 due to a decreased claims experience rate.  For the year ended 2009, the Company contributed an additional $315 to the trust.

6.      Floor Plan Notes Payable

The Company had floor plan financing agreements with Ford Motor Credit Company for financing part of its chassis inventory at Federal Coach and Eagle Coach.  Floor plan notes payable reflect the monetary value of the chassis that are in the Company’s possession as of December 31, 2010 and 2009.  These obligations are reflected on the accompanying balance sheet as accounts payable, a current liability.

The total amount financed under these agreements was $274 and $791 as of December 31, 2010 and 2009, respectively.  These borrowings bear interest at the prime rate plus 150 basis points on balances outstanding over 90 days.  As of December 31, 2010 and 2009, the weighted average interest rate on all outstanding floor plan notes payable was 0.3% and 0.2%, respectively.  The average interest rate for 2010 and 2009 on the liabilities that bear interest was 8.3% and 6.8%, respectively.

7.      Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Notes offering discussed in Note 8, the Company entered into a revolving credit agreement (the “Revolving Credit Facility”) that expired March 15, 2008.  The Revolving Credit Facility automatically renewed for a 12-month period after March 15 of each year until December 13, 2010 at which time the agreement was amended and extended until March 14, 2012.  The annual automatic renewal feature was not incorporated into the new agreement.

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

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was .455% at December 31, 2010) plus a margin of 1.75% or the bank’s base rate (the greater of the Federal Funds Rate plus 0.5% or its prime rate, which was 3.25% at December 31, 2010).  Interest is payable monthly including a fee of 0.5% on the portion of the $50,000 total commitment that remains unused during the period.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale of assets, the ability of the Company to incur additional debt or pay dividends, and certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0 should availability fall below $10,000.  At December 31, 2010, the Company was in compliance with all covenants of the Revolving Credit Facility. In the event that the Company’s borrowing availability is below $20,000, the Company’s cash balances will become restricted.

At December 31, 2010 and 2009, the Company had no borrowings, and $1,358 in standby letters of credit (see Note 14) at December 31, 2010, and had unused gross borrowing availability of $48,615 at December 31, 2010.

8.        Long-Term Debt and 8.75% Notes Offering

Long-term debt as of December 31, 2010 and 2009 consisted of:

	2010	2009
8.75% Notes due 2014, plus unamortized premium of $0.8 million at December 31, 2010	$199,598	$199,839
Obligations under capital leases	3,895	5,355
Total long-term debt	203,493	205,194
Less current portion	2,260	2,259
Long-term debt, less current portion	$201,233	$202,935

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

The 8.75% Notes are subordinated to borrowings under the Revolving Credit Facility (see Note 7) and other secured indebtedness to the extent of the assets securing the debt.  Also, the Company’s obligations under the 8.75% Notes are guaranteed by each wholly owned subsidiary of the Company (the “Subsidiary Guarantors”).  Each guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee.  All the assets of the Company and its subsidiaries are encumbered under the guarantee arrangement related to the 8.75% Notes.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Relevant groupings of individual assets of the guarantors, including the corporate level assets, and pertinent individual operating information related to guarantor operations is included in the disclosure of the segment information included in Note 2 of the Consolidated Financial Statements. The Subsidiary Guarantors are also borrowers under the Revolving Credit Facility (see Note 7).

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2010, at a defined premium plus accrued and unpaid interest to the date of redemption.  On February 5 and February 9, 2009, the Company purchased $150 and $250, respectively, of the 8.75% Notes on the open market, resulting in a gain of $186.

The 8.75% Notes’ Indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale and leaseback transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  The Indenture contains a covenant to limit the incurrence of additional indebtedness as measured by its Consolidated Coverage Ratio, as defined.  The Company and its subsidiaries are prohibited from incurring additional indebtedness when the Consolidated Coverage ratio is below 2.0 to 1.0.  The Indenture permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in the business of the Company or its subsidiaries.  Already existing obligations and any amounts available to be drawn under the Company’s existing revolving credit agreement are not subject to this limitation.   At December 31, 2010, the Company’s consolidated coverage ratio was approximately 1.9 to 1.00, which is below the level at which the Indenture would permit additional debt to be incurred.  Therefore, until the ratio improves to 2.0 to 1.0, the Company is prohibited from incurring additional or new indebtedness, except as permitted in the Indenture.  At December 31, 2010, the Company had $50.0 million of current availability under the Company’s existing revolving credit agreement.

The Company, using level 1 inputs, estimates the fair value of the 8.75% Notes at December 31, 2010 and 2009 was approximately $199,300 and $168,000, respectively, based on their market values at those dates compared to a recorded amounts of $199,598 and $199,839 at December 31, 2010 and 2009, respectively.

The Company’s obligation under capital leases is due in varying maturity dates through 2014.  The capital leases are collateralized by certain equipment with a net book value of approximately $6,719 and $7,031 at December 31, 2010 and 2009, respectively.

Maturities.  Aggregate principal payments on long-term debt based on scheduled maturities for the next four years as of December 31, 2010 are as follows:

2011	$2,260
2012	1,471
2013	594
2014	199,168
$203,493

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

9.        Operating Leases

The Company leases certain manufacturing facilities and equipment under noncancelable operating leases certain of which contain renewal options.  The future minimum lease payments subsequent to December 31, 2010 are as follows:

2011	$9,187
2012	7,278
2013	4,661
2014	3,719
2015	2,907
2016 and thereafter	22,546
Total minimum lease payments	$50,298

Total rental expense included in continuing operations under all operating leases was approximately $9,587 $10,042 and $9,711 for the years ended December 31, 2010, 2009 and 2008, respectively.

10.      Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Cash paid for interest	$18,364	$18,187	$18,371
Cash paid (refunded) for income taxes, net of foreign refunds	1,419	(2,037)	508
Noncash investing and financing activities:
Capital lease obligations for machinery and equipment	722	1,219	438

11.      Income Taxes

The income tax provision (benefit) consists of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Current:
Federal	$(1,065)	$(4,497)	$1,478
State	(314)	564	1,162
Foreign	(784)	19	(866)
	(2,163)	(3,914)	1,774
Deferred:
Federal	378	1,732	1,733
State	323	(28)	411
Foreign	—	—	892
	701	1,704	3,036
Income tax provision (benefit)	$(1,462)	$(2,210)	$4,810

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$(1,187)	34%	$(2,415)	34%	$3,944	34%
Net impact of change in valuation allowance	151	(4)	(169)	2	(304)	(2)
Nondeductible expenses	94	(3)	107	(2)	127	1
State income taxes, net of federal income tax benefit	6	—	599	(8)	1,440	12
Uncertain tax positions related to prior years	(875)	25	(343)	5	(211)	(2)
Uncertain tax positions related to current year	208	(6)	93	(1)	111	1
Foreign income taxes, at rate different than federal rate	151	(4)	(47)	1	(93)	(1)
Other	(10)	—	(34)	—	(204)	(2)
Provision (benefit) for income taxes and effective tax rates	$(1,462)	42%	$(2,210)	31%	$4,810	41%

The domestic and foreign components of income (loss) before income taxes were:

	2010	2009	2008
Domestic	$(1,810)	$(7,758)	$14,195
Foreign	(1,682)	652	(2,595)
Total	$(3,492)	$(7,106)	$11,600

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2010 and 2009 were:

	2010	2009
Current deferred tax asset:
Allowance for doubtful accounts	$36	$187
Employee benefit accruals and reserves	206	473
Uncertain state tax positions tax benefit	235	509
Other	(14)	199
Total current deferred tax asset	463	1,368

Long-term deferred tax asset:
Tax credit and state operating loss carryforwards	5,930	5,960
Warranty liabilities	1,318	1,254
Other	1,610	2,449
Valuation allowance	(3,535)	(3,384)
Total long-term deferred tax asset	$5,323	$6,279

Long-term deferred tax liabilities:
Depreciation and amortization	(8,234)	(9,394)
Other	(703)	(703)
Total long-term deferred tax liability	(8,937)	(10,097)
Net long-term deferred tax liability	(3,614)	(3,818)
Net deferred tax liability	$(3,151)	$(2,450)

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

The Company had alternative minimum tax credit carryforward deferred tax assets of approximately $800 at December 31, 2010 and 2009 for U.S. federal income tax purposes, which may be carried forward indefinitely.

During 2010, the Company generated federal net operating losses of approximately $2,884 and had recognized a current income tax refund receivable at December 31, 2010 related to the carryback of these losses. Additionally, at December 31, 2010 and 2009, the Company had state tax net operating loss carryforwards of approximately $64,000 and $67,000, respectively, and recognized a deferred tax asset of approximately $3,400 and $3,700, respectively. The state net operating loss carryforwards expire at varying dates ranging from 1 to 20 years.  At December 31, 2010 and 2009, the Company had recorded a valuation allowance of approximately $2,100 against this deferred tax asset as it was uncertain as to whether it would be realized.  The Company had foreign net operating losses of approximately $5,800 and $4,100 as of December 31, 2010 and 2009, respectively, and recognized a deferred tax asset of approximately $1,400 and $1,300, respectively.  At December 31, 2010 and 2009, the Company recorded a valuation allowance of approximately $1,400 and $1,300, respectively, against this deferred tax asset as it was uncertain as to whether it would be realized.  Foreign net operating losses will be carried forward for up to 20 years, with a significant majority being greater than 10 years.

As of December 31, 2010 and December 31, 2009, the Company had $880 and $1,821, respectively, of tax liabilities related to uncertain income tax liabilities, or $645 and $1,312, respectively, net of a federal tax benefit of $235 and $509, respectively. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The tax liability includes $435 and $511 of interest and penalties at December 31, 2010 and 2009, respectively. If these uncertain tax positions are favorably resolved, $645 would reduce our income tax provision in future periods. A reconciliation of the beginning and ending unrecognized tax liability is as follows:

Liability for Unrecognized Tax Benefits
Balance at January 1, 2008	$2,940
Releases related to prior years due to expiration of statutes, net of additions based on tax positions related to prior years	(311)
Additions based on tax positions related to current year	173
Balance at December 31, 2008	2,802
Releases related to prior years due to expiration of statutes, including settlements related to prior years	(1,123)
Additions based on tax positions related to current year	142
Balance at December 31, 2009	1,821
Releases related to prior years due to expiration of statutes, net of additions based on tax positions related to prior years	(1,192)
Additions based on tax positions related to current year	251
Balance at December 31, 2010	$880

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

We are subject to U.S. federal income tax as well as income tax in foreign and multiple state jurisdictions. We have substantially concluded all U.S. federal income tax matters for years through 2005.  Substantially all material foreign, state and local income tax matters have been concluded for fiscal years through 2006.  Currently, we are under audit by the Internal Revenue Service for tax year 2006.  The Company has provided for any known potential exposures for this examination and years after 2006 and does not expect the total amount of unrecognizable tax benefits to significantly change in the next twelve months.

12.      Common Stock

As of December 31, 2010 and 2009, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

13.      Employee Benefit Plans

Employee Incentive Plans.  The Company has an Annual Management Incentive Plan for executives at the parent company and at each of the business units to provide for the earning of annual bonuses based upon the attainment of performance-based goals. Eligible participants are entitled to receive a bonus if the business unit (or the Company) attains at least 80% of the operating income target.  Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives including working capital performance objectives. The Company incurred expenses related to this plan totaling $2,544, $2,444 and $3,877 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has a Long-Term Performance Plan (“LTPP”) designed to align the interests and the Company’s long-term financial performance goals with the most senior executives in the Company.  Each element of the LTPP has a three-year duration and awards are paid only at the end of the three-year cycle, depending upon performance versus established budgeted financial goals.  The Company incurred expenses related to this plan totaling $476, $349 and $733 for the years ended December 31, 2010, 2009 and 2008, respectively.

JBPCO 401(k) Defined Contribution Plan. The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute through salary deductions up to 100% of gross compensation and provides for Company matching contributions up to 1% of the first 5% as well as the opportunity for an annual discretionary contribution.  The Company has not made discretionary contributions.  Vesting in the Company matching contribution is 20% per year over the first five years.  The Company incurred related employer matching contribution and administrative expenses of $480, $632 and $1,702 during the years ended December 31, 2010, 2009 and 2008, respectively.

14.      Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations and cash flows of the Company.

Letters of Credit and Other Commitments.  The Company had $1,358 in standby letters of credit outstanding at December 31, 2010, primarily securing the Company’s chassis bailment pool programs.  The letters of credit were reduced to $59 as of January 2011.  The Company holds funds in a trust for the benefit of its casualty insurance carrier of $6,420 to secure the Company’s insurance programs.  Income from the trust accrues to the Company.

The Company has a five-year agreement that expires October 1, 2014 with a key supplier, whereby it exclusively purchases inventory from this supplier in return for favorable pricing.  The Company estimates that it will purchase approximately $5.2 million from this supplier in 2011.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Consigned Chassis Inventories.  The Company obtains vehicle chassis for certain units produced at Morgan directly from the chassis manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers, which are typically manufacturer dealers.  The agreement generally provides that the Company is restricted to producing certain conversions or up-fittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company and, accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified timeframe, the Company is required to pay a finance charge based on the value of the chassis.  The finance charges incurred on consigned chassis inventories included in interest expense in the consolidated statements of income totaled $69, $177 and $215 for the years ended December 31, 2010, 2009 and 2008, respectively.  Total consigned chassis inventory was $158 and $930 at December 31, 2010 and 2009, respectively.

Environmental Matters. The Company’s operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, and remediation of contaminated sites. In certain cases, these requirements may limit the productive capacity of its operations. Certain laws, including the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, impose strict and, under certain circumstances, joint and several liability for costs to remediate contaminated sites upon designated responsible parties including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites. Some of the Company’s operations also require permits concerning, without limitation, water quality and air quality, which may restrict its activities and which are subject to renewal, modification or revocation by issuing authorities. In addition, the Company generates hazardous wastes, which are also subject to regulation under applicable environmental laws.

The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States.  The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge.  Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases in reportable quantities.  Both the Clean Water Act and many related state statutes and regulations require permit authorizations for certain operations.  We hold all of the required permits pertaining to our operations under the Clean Water Act and its state counterparts.

The Clean Water Act imposes strict controls on the discharge of pollutants into the navigable waters of the United States.  The Clean Water Act also provides for civil, criminal and administrative penalties for any unauthorized discharge of hazardous substances in reportable quantities and imposes liability for the costs of removal and remediation of an unauthorized discharge.  Many states have laws that are analogous to the Clean Water Act and also require remediation of accidental releases in reportable quantities.  Both the Clean Water Act and many related state statutes and regulations require permit authorizations for certain operations.  We hold all of the required permits pertaining to our operations under the Clean Water Act and its state counterparts.

The Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges.  Many states have laws and programs that are analogous to the Clean Air Act.  We hold and maintain all of the required air quality permits applicable to our operations.  In addition, the EPA has promulgated, under the Clean Air Act, emissions standards for heavy-duty vehicles that may increase the cost of heavy-duty trucks manufactured after 2010.  These standards may negatively impact the market for new heavy-duty trucks, which may negatively impact the market for our products.

On December 15, 2009, the EPA officially published its “Endangerment Finding,” an official finding that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

atmosphere and other climatic changes. The Endangerment Finding allows the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. The Agency has proceeded to promulgate and implement regulations concerning this Finding, including the Light Duty Vehicle Rule, which sets more stringent emissions standards for vehicles, and the Tailoring Rule, which requires new and modified large emitting sources of greenhouse gases to use the Best Available Control Technology to reduce greenhouse gas emissions.  These rules could negatively impact the market for our products because of either increased fuel costs due to carbon regulations or increased engine manufacturing costs.  Moreover, lawsuits have been filed seeking to require individual companies to reduce GHG emissions from their operations. These and other lawsuits relating to GHG emissions may result in decisions by state and federal courts and agencies that could impact our operations.

The Resource Conservation and Recovery Act regulates the generation, transportation, storage, treatment and disposal of hazardous and nonhazardous wastes and requires states to develop programs to ensure the safe disposal of wastes.  We believe that all of the wastes that we generate are handled in all material respects in compliance with the Resource Conservation and Recovery Act and analogous state statutes and regulations.

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

15.      Related-Party Transactions

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  The services agreement was suspended effective June 30, 2006 when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008 when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  The Company pays Southwestern a base fee of approximately $45 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company paid Southwestern $534, $534 and $223 during 2010, 2009 and 2008, respectively, for all these services.

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

Effective December 12, 2008, Morgan sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135.  Morgan recorded a gain on the sale of $1,854 that has been deferred and included in other current and noncurrent liabilities in the accompanying

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

consolidated balance sheet and will be recognized as income over the term of the leases with $265 recognized as income in 2010 and 2009.  Effective December 17, 2010, the lease terms were amended and the terms extended through December 2010 and 2025.  The monthly payments total $62 through December 2025 and are included in the future lease commitments as disclosed in Note 9 of the Notes to Consolidated Financial Statements.  Morgan paid rent of $923, $932 and $51 for the use of the properties for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective December 17, 2010, the Company sold and leased back six of its manufacturing facilities to Poindexter Properties, LLC.  The properties, located in Sturgis, Michigan, Brenham, Texas, Elkhart, Indiana and Ehrenberg, Arizona, were sold at their appraised value of $14,975.  Three of the six properties included in the transaction were sold for an aggregated loss of $2.8 million as the sale prices, based on appraised values, were less than the book values of the assets.  The loss was recognized at the time of the transaction.  The remaining three properties were sold for an aggregated gain of $3.6 million.  The gain of $3.6 million has been deferred and will be recognized as income over the life of the leases.  The lease arrangement requires monthly total payments of $118 over the 15-year term ending in December 2025.  The arrangement is accounted for as an operating lease and included in the Company’s future lease commitments as disclosed in Note 9 of the Notes to Consolidated Financial Statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

16.      Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13-week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$133,344	$161,985	$134,979	$123,253
Cost of revenue	117,604	136,824	115,102	112,358
Gross profit	15,740	25,161	19,877	10,895
Selling and administrative expenses	13,947	14,409	13,791	11,552
Closed and excess facility costs	—	782	45	124
Loss on sale lease-back of real estate	—	—	—	2,555
Gain on redemption of 8.75% Notes	—	—	—	—
Other expense (income)	(16)	(114)	(72)	307
Operating income	1,809	10,084	6,113	(3,643)
Interest expense, net	4,406	4,481	4,408	4,560
Income tax provision (benefit)	(982)	2,231	749	(3,460)
Net Income (loss)	$(1,615)	$3,372	$956	$(4,743)
Depreciation and amortization	$4,090	$3,811	$4,187	$3,190
Amortization of debt issuance costs	$140	$140	$139	$140

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$139,671	$122,671	$108,767	$109,538
Cost of revenue	120,902	107,270	95,277	96,697
Gross profit	18,769	15,401	13,490	12,841
Selling and administrative expenses	14,376	11,886	11,433	11,266
Closed and excess facility costs	—	642	—	—
Gain on redemption of 8.75% Notes	(186)	—	—	—
Other expense (income)	(95)	—	(204)	523
Operating income	4,674	2,873	2,261	1,052
Interest expense, net	4,455	4,686	4,405	4,420
Income tax provision (benefit)	334	(1,399)	155	(1,300)
Net income (loss). .	$(115)	$(414)	$(2,299)	$(2,068)
Depreciation and amortization	$4,342	$4,570	$4,190	$3,896
Amortization of debt issuance costs	$164	$140	$140	$140

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                 Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, the Company conducted an evaluation, under the supervision and participation of management including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are likely to materially affect, our internal controls over financial reporting.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management identified no material weaknesses in the Company’s internal controls as of December 31, 2010 and management believes that its internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

Item 9B.                 Other Information

The sole shareholder of the Company signed a consent dated December 1, 2010 electing the following members of the board of directors for the ensuing year: John B. Poindexter, Stephen P. Magee and William J. Bowen.

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

Name	Age	Position
John B. Poindexter	66	Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee	63	Director
William J. Bowen	89	Director
Robert Preston	59	Chief Operating Officer
Michael J. O’Connor	53	Chief Financial Officer
Larry T. Wolfe	62	Vice President of Administration and Secretary

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

William J. Bowen served as Director since 1994.  Mr. Bowen retired in 1992 as Chairman of the Board of Transco Energy Company, a diversified energy company based in Houston, Texas. Mr. Bowen served as Chief Executive Officer of Transco Energy from 1974 until his retirement from that position in 1987. Mr. Bowen served on the Company’s Audit Committee in 2010 and until his death on March 20, 2011.

Robert Preston became the Chief Operating Officer in February 2010.   For the past five years prior to joining the Company, Mr. Preston served as President of Eastman Chemical Company Asia Pacific region based in Shanghai.

Michael J. O’Connor became the Chief Financial Officer in August 2010.  During the five years prior to joining the Company, Mr. O’Connor served as Vice President and Chief Financial Officer of Step2 Holdings, LLC, Vice President and Chief Financial Officer of Stryker Instruments and Director of Strategic Planning at Gardner Denver, Inc.

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

Members of the Audit Committee in 2010 were Messrs. Magee (chairman) and Bowen. Mr. Magee is the only current member.  Since the Company is not a publicly traded company on a listed exchange, the Board of Directors has not designated a member of the Audit Committee as an “audit committee financial expert” who is independent as the term is used in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Other Significant Persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary or division thereof and is an important contributor to operations:

Name	Age	Position
Nelson Byman	64	President of MIC Group, LLC
James E. Donohue	54	President of Truck Accessories Group, LLC
Norbert Markert	50	President of Morgan Truck Body, LLC
Michael Ownbey	59	President of Morgan Olson, LLC
Tim Lautermilch	48	President of Federal Coach, LLC and Eagle Coach, LLC

Nelson Byman became President of MIC in June 1998. Previously, Mr. Byman was Vice President/General Manager of a domestic division of Weatherford/Enterra, a manufacturer of oilfield-related equipment.

Jim Donohue became President of Truck Accessories in July 2008. Previously, Mr. Donohue spent nine years in general management positions with Unison Engine and Smiths Aerospace following a 19-year career with SKF Group.

Norbert Markert became President and Chief Operating Officer of Morgan in November 2005.  Previously, he served two years as President of Autoliv of North America after having been President of Pilkington Automotive North America for four years.

Michael Ownbey became President of Morgan Olson in December 2007.  Previously, Mr. Ownbey was Vice President of Operations for Honda Motor Company’s largest subsidiary in North America, Yachiyo Manufacturing of Alabama, LLC.

Tim Lautermilch became President of Federal Coach and Eagle Coach in April of 2010.  Previously, Mr. Lautermilch was President and Principal at Lean Systems Advisors, a business improvement and turnaround consulting organization primarily serving manufacturing businesses for privately held companies.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to its executive officers. Management does not believe that a code of ethics is a substitute for an obligation to always act in an honest and ethical fashion.  The code of ethics is included as an Exhibit to this Form 10-K.

Item 11.                 Executive Compensation

Overview of Compensation Program

The Chairman of the Board of Directors (the “Chairman”) along with other Board members and Larry T. Wolfe, Vice President of Administration and Secretary of the Company (for the purpose of this discussion, the “Committee”), has the responsibility for establishing, implementing and monitoring adherence to the Company’s executive compensation program.  The Committee ensures that the total compensation paid to executives is fair, reasonable and competitive.

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

In making compensation decisions, the Committee compares the total compensation opportunity of executives as compared to a nationwide survey of similar-sized companies from a cross section of manufacturing industries.  This data is updated annually and is presented to the Company by a third-party firm expressed as 25th, 50th and 75th percentiles.  The Company strives to manage the base and incentive compensation to the 50th percentile, which is further influenced by individual performance, Company performance and an executive’s length of service.

A significant portion of total compensation is provided as incentive compensation realized by the executives as a result of the Company achieving established objectives.  Historically, incentive awards were reflective of both the Company’s achievement of established objectives and the individual executive’s performance.

2010 Executive Compensation Components

For the fiscal year ended December 31, 2010, the principal components of compensation for named executive officers were:

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

Performance-Based Annual Incentive Plan

The Annual Management Incentive Plan (the “Annual Plan”) was established in the mid-1990s to provide an annual incentive opportunity to executives throughout the Company.  The purpose of the Annual Plan is to align the interests of the executives with the financial performance at their business unit and the parent.  At the beginning of each calendar year, the Chairman reviews and approves each participant’s eligibility in the Annual Plan and incentive target, which is expressed as a percent of base salary earnings for the year.

Participants in the Annual Plan at the parent level have their performance measured by the consolidated earnings performance of the Company in relationship to the earnings budget established at the beginning of each calendar year.  The threshold level for earnings attainment is set at 80% of budgeted earnings.   Once the annual audit is complete and the earnings are verified by the Company’s outside auditors, the percent of performance to budget is established.  If the earnings performance exceeds 80%, that number is squared to determine what percent of a participant’s award is paid. (Example:  If 90% earnings performance is achieved, then 90% x 90% = 81% of a participant’s incentive target award is paid.)  The Annual Plan maximum payout is achieved when the earnings performance is 130% of budgeted earnings, which calculates to 169% of a participant’s incentive target.

Participants in the Annual Plan at the business unit level have their performance measured by a combination of their business unit’s performance to an established earnings budget, (weighted 50%), the management of business unit working capital (weighted 20%), performance of the Company in relationship to the consolidated earnings target of the parent (weighted 20%), and an element of individual performance, (weighted 10%, but no squaring opportunity).  However, if the business unit earnings budget is not achieved at least at the threshold level, 80%, no incentive awards are earned for the business unit or individual performance but an award for the consolidated earnings at the parent (weighted 20%) may be earned.  If the threshold earnings level is achieved, the percentage attainment is squared in the same manner as the parent computation.  The threshold for working capital attainment is 100% and the attainment percentage performance is subject to squaring in a manner similar to earnings.  The Annual Plan maximum amount for business unit participants is 154% achieved when earnings performance at both the parent and the business unit level reach 130% of budgeted earnings and working capital targets surpass targets by 130% of budget.

In any calendar year where performance falls below the threshold performance level, the Committee may make modest discretionary awards to certain Annual Plan participants to reward exceptional individual contributions.

Long-Term Performance Plan

The Long-Term Performance Plan (“LTPP”) was established in 1999 and was designed to align the interests and performance goals of the most senior executives in the Company with the long-term financial performance of the Company.  Each cycle of the LTPP has a three-year duration and awards are paid only to eligible participants at the end of the three-year cycle, depending upon cumulative consolidated financial performance versus established budgets.

Each year, the Committee designates participants in the LTPP and provides them with a letter which outlines their participation, their targeted award and the performance criteria.  Because of the three-year cycle, a regular participant in the LTPP can have three cycles in progress simultaneously; one cycle will be in its first year, one in the second year and one in the third year.  Targeted participant awards are expressed as a percent of their base annual salary at the end of the three-year cycle.

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

For any calendar year that the Company’s performance fails to reach at least the 80% threshold level, an 80% achievement factor is used for that year in the calculation for the three-year period.  The Chairman has the authority to modify a participant’s final award, once the Company’s performance has become known for the three-year cycle, 80% to 200% of the calculated award, to recognize a participant’s individual performance and contribution.  The Board has the authority to amend, modify or cancel the Plan at any time.

Nonqualified Deferred Compensation Plan

The Company sponsors a nonqualified deferred compensation plan that allows eligible employees to elect to tax defer any portion of their annual income up to 100%.  There is no Company match and deferred amounts are hypothetically invested in funds managed by an independent investment company.  The funds can earn market rates of return and are subject to normal market risk.  The funds are not subject to a trust arrangement and therefore are not guaranteed in the future to pay the liability to the employee.  Deferred amounts are eligible to be distributed to participants after their separation from the Company.

401(k) Plan

The Company sponsors a 401(k) savings plan that allows participating employees to contribute a portion of their gross compensation up to 100% and provides for Company-matching contributions up to 1% of the first 5% as well as the opportunity for an annual discretionary contribution.  The Company has not made a discretionary contribution to date.  Vesting in the Company’s matching contribution is 20% per year over the first five years of employment.

Perquisites and Other Personal Benefits

The Company does not provide any form of perquisite, executive benefit program or personal benefits to any of the named executives or any other senior management member.

Compensation Committee Interlocks and Insider Participation

The members of the Committee are Messrs. Poindexter, Magee and Wolfe.  Mr. Wolfe is an officer of the Company.  See Item 13, Certain Relationships and Related Transactions, and Director Independence, for a description of certain transactions between the Company and Messrs. Poindexter and Magee.

COMMITTEE REPORT

The Committee of the Company has reviewed and discussed this Compensation Discussion and Analysis and, based on such review and discussion, the Committee recommended to the Board that this Compensation Discussion and Analysis be included in this 10-K.

The Committee

John Poindexter — Chairman, President & CEO

Stephen Magee — Member, Board of Directors

Larry T. Wolfe — Vice President of Administration and Secretary

The following table sets forth certain information regarding the compensation paid to the Company’s Principal Executive Officer, the Company’s Principal Financial Officer, the Company’s three most highly compensated executive officers (including executive officers of the Company’s business units) other than the Principal Executive Officer and Principal Financial Officer (collectively, the “named officers”).

Summary Compensation Table

Name and principal position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John B. Poindexter(a)	2010	—	—	$533,714	$533,714
Principal Executive Officer	2009	—	—	$533,714	$533,714
	2008	$340,984	—	$229,730	$570,714

Robert Preston(b)	2010	$389,583	$194,792	$62,607	$646,982
Chief Operating Officer

Michael J. O’Connor(c)	2010	$91,667	$35,000	$21,125	$147,792
Principal Financial Officer

David Kay(d)	2010	$189,600	—	$15,108	$204,708
Principal Financial Officer	2009	$21,600	—	$8,239	$29,839

Norbert Markert(e)	2010	$352,098	$336,865	$3,300	$692,263
President, Morgan	2009	$345,762	$147,870	$3,300	$496,932
	2008	$359,298	$340,662	$204,772	$904,732

James E. Donohue(f)	2010	$341,177	$308,063	$26,937	$676,177
President, Truck Accessories Group	2009	$340,000	$226,563	$10,511	$577,074
	2008	$163,461	$100,000	$767	$264,228

(a) Mr. Poindexter received a salary from the Company for July 2006 until July 31, 2008. He does not receive a bonus and does not participate in either the Annual Plan or LTPP. Beginning in August of 2008, Mr. Poindexter was compensated through a Management Services Agreement between Southwestern Holdings, Inc. and the Company. (Southwestern Holdings, Inc. is owned by Mr. Poindexter.) For all services, the Company paid Southwestern Holdings, Inc. $533,714, $533,714 and $222,830 in 2010, 2009 and 2008, respectively.  The Company matched $6,900 of Mr. Poindexter’s contributions to the Company’s 401(k) Plan in 2008.

(b) Mr. Preston received a salary of $389,583 for 2010, was paid $194,792 in accordance with his employment agreement under the Annual Plan that was earned in 2010 but paid in 2011 and received reimbursement of relocation expenses totaling $62,607 in 2010. His annual base salary at the end of 2010 was $425,000.

(c) Mr. O’Connor received a salary of $91,667 for 2010, was paid $35,000 pursuant to the Annual Plan that was earned in 2010 but paid in 2011 and received reimbursement of relocation expenses totaling $20,208 in 2010. The Company matched $917 of Mr. O’Connor’s contributions to the Company’s 401(k) Plan in 2010.  His annual base salary at the end of 2010 was $220,000.

(d) Mr. Kay received compensation of $189,600 in 2010.  He did not receive a bonus and did not participate in either the Annual Plan or LTPP.  Mr. Kay received reimbursement of living and business expenses totaling $15,108 and $8,239 in 2010 and 2009, respectively.  Mr. Kay resigned his position as Principal Financial Officer of the Company effective August 9, 2010.

(e) Mr. Markert received a salary of $352,098 for 2010 and earned $205,648 pursuant to the Annual Plan that was earned in 2010 but paid in 2011.  He also earned $131,217 pursuant to the LTPP for the three year period ended December 31, 2010 that was earned in the three-year cycle ending in 2010 but paid in 2011. The Company matched $3,300, $3,300 and $7,301 of Mr. Markert’s contributions to the Company’s 401(k) Plan in 2010, 2009 and 2008, respectively.  Mr. Markert received reimbursement for relocation-related expenses of $197,471 in 2008.

(f) Mr. Donohue received a salary of $341,177 for 2010 and earned $149,038 pursuant to the Annual Plan that was earned in 2010 but paid in 2011.  He also received a payment of $159,025 pursuant to the LTPP for the three- year period ended December 31, 2010 that was earned in the three-year cycle ending in 2010 but paid in 2011.  The Company matched $3,228, $3,283 and $767 of Mr. Donohue’s contributions to the Company’s 401(k) Plan in 2010, 2009 and 2008, respectively.  Mr. Donohue received reimbursement for relocation-related expenses of $23,709 and 7,228 in 2009 and 2008, respectively.

Estimated Annual Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Plan	Threshold	Target	Maximum
John B. Poindexter(a)	—	—	—	—	—

Robert Preston(b)	February 1, 2010	Annual Plan	$150,667	$235,417	$397,854
	February 1, 2010	LTPP	$56,500	$353,125	$1,412,500

Michael J. O’Connor(c)	August 9, 2010	Annual Plan	$49,280	$77,000	$130,130
		LTPP	—	—	—

David Kay(d)	—	—	—	—	—

Norbert Markert(e)	January 1, 2010	Annual Plan	$115,200	$180,000	$277,200
	January 1, 2010	LTPP	$43,200	$270,000	$1,080,000

James E. Donohue(f)	January 1, 2010	Annual Plan	$112,000	$175,000	$287,300
	January 1, 2010	LTPP	$51,000	$269,500	$1,050,000

(a) Mr. Poindexter is not eligible to participate in either the Annual Plan or the LTPP.

(b) Mr. Preston was granted an award under the Annual Plan with a consolidated earnings target for the Company for 2011. He will be eligible for the threshold amount if the Company reaches 80% of the earnings target and for the maximum amount, 169% if it reaches 130% of the target. During 2010, Mr. Preston was granted an award under the LTPP that makes him eligible for an award beginning in the three-year cycle ending in 2012.  The award is based on a cumulative attainment of Profit Before Tax compared to approved budgets during the years 2010, 2011 and 2012.

(c) Mr. O’Connor was granted an award under the Annual Plan with a consolidated earnings target for the Company for 2011. He will be eligible for the threshold amount if the Company reaches 80% of the earnings target and for the maximum amount, 169%, if the Company reaches 130% of the earnings target.  During 2010, Mr. O’Connor was not eligible to participate in the LFPP.

(d) Mr. Kay was not eligible to participate in either the Annual Plan or the LTPP.

(e) Mr. Markert was granted an award under the Annual Plan with earnings and working capital targets for Morgan in conjunction with a consolidated earnings target for the Company for 2011.  As described above under the caption “Performance Based-Based Annual Incentive Plan,” Mr. Markert will be eligible to receive from 65% to 154% of his targeted bonus if the Morgan business unit reaches a minimum of 80% of their earning target for 2011. During 2010 and previous years, Mr. Markert was granted awards under the LTPP that makes him eligible for awards for the three-year cycles ending in 2011, 2012 and 2013.  The awards are based on a cumulative attainment of Profit Before Tax compared to approved budgets during the years during these three-year cycles.

(f) Mr. Donohue was granted an award under the Annual Plan with earnings and working capital targets for Truck Accessories in conjunction with a consolidated earnings target for the Company for 2011.  As described previously in the Performance-Based Annual Incentive Plan section, Mr. Donohue will be eligible to receive from 65% to 154% of his targeted bonus if the Truck Accessories business unit reaches a minimum of 80% of its earning target for 2011. During 2010 and previous years, Mr. Donohue was granted awards under the LTPP that makes him eligible for awards for the three-year cycles ending in 2011, 2012 and 2013.  The awards are based on a cumulative attainment of Profit Before Tax compared to approved budgets during the years during these three-year cycles.

Director’s Compensation

Directors who are executive officers or employees do not receive fees for serving as directors or committee members. The Company pays $20,000 per year as director’s fees to each outside director. Additionally, Mr. Magee receives $8,000 per year as Chairman of the Audit Committee of the Board of Directors.  The following table sets forth information regarding the compensation of the Company’s nonemployee directors for the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

William J. Bowen	$20,000	—	—	$20,000

Stephen Magee	$28,000	—	—	$28,000

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock as of December 31, 2010.  No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

Directors, officers and 5% stockholders	Title of Class	Beneficial number of shares	Ownership percent of class
John Poindexter (director and named executive officer)	Common Stock	3,059	100%
All directors and executive officers as a group (6 persons)	Common Stock	3,059	100%

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

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Of the Company’s three directors, only Mr. Bowen is independent under Rule 5605(b) of the NASDAQ Marketplace Rules. Mr. Magee is chairman of the audit committee and the board of directors has concluded he is not currently independent under SEC rules or NASDAQ Marketplace Rules applicable to audit committee members.  Mr. Poindexter is an executive officer of the Company and, thus, the board of directors has concluded that he is not currently an independent director.

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), which is owned by Mr. Poindexter and of which Mr. Magee, one of the Company’s directors, serves as President.  The Management Services Agreement was suspended effective June 30, 2006 when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008 when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provided services to the Company, including those of Mr. Poindexter. The Company paid to Southwestern approximately $45,000 per month for these services, subject to annual automatic increases based upon the consumer price index. The Company may pay a discretionary annual bonus to Southwestern or raise the annual increases above normal adjustments subject to certain limitations. For all services, the Company paid Southwestern $533,714 in both 2010 and 2009, and $222,830 in 2008.

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

Effective December 12, 2008, one of the Company’s subsidiaries sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135,000.  The Company subsidiary paid rent of $923,332 to Poindexter Properties, LLC for the use of the properties in 2010.

Effective December 17, 2010, four of the Company’s subsidiaries sold and leased back six manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Ehrenburg, Arizona, Sturgis, Michigan, Elkhart, Indiana and Brenham, Texas, were sold at their appraised value of $14,975,000. The subsidiary’s paid rent of $117,869 to Poindexter Properties, LLC for the use of the properties in 2010.

Mr. Magee provided the Company consulting services in 2009 and 2008. The Company paid $60,000 and $228,000 in 2009 and 2008, respectively, for director’s fees and for consulting services.  In addition, the Company reimbursed Mr. Magee for related business expenses.

The Company does not have an established procedure for the review, approval or ratification of related-party transactions. Prior to entering into any such transaction, however, the executive officers of the Company determine whether the transaction is permitted by the terms of the Company’s 8.75% Notes Indenture, the credit facility agreement and other relevant contractual obligations.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the fees billed to us by our independent auditors, Crowe Horwath, LLP (“CH”):

	2010	2009	2008
Audit Fees	$318,645	$337,760	$326,930
Audit-related Fees	24,300	63,925	—
Tax Fees	—	—	—
Other Fees	—	—	—
Total Fees	$342,945	$401,685	$326,930

Audit Fees.

Audit fees are the charges billed by CH during the year in connection with the conclusion of the prior year audit and the current year audit of our consolidated financial statements as well as reviews of our quarterly reports on Form 10-Q.

Audit-related fees are the charges billed by CH for assurance and related services, including miscellaneous accounting advice.

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

Part IV

Item 15.   Exhibits and Financial Statement Schedules

1.             Financial Statements:

The following financial statements are included within the text of this report:

Financial Statement

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

2.             Financial Statement Schedules:

Valuation and Qualifying Accounts disclosures have been incorporated in the Notes to Consolidated Financial Statements.

3.             Exhibits:

The following exhibits are included with this report:

Exhibit Number	Description

3.1 (1)	Second Restated Certificate of Incorporation of J.B. Poindexter & Co., Inc. dated January 21, 1994.

3.2 (2)	Certificate of First Amendment to the Second Restated Certificate of Incorporation of J.B. Poindexter & Co., Inc. dated December 29, 1994.

3.3 (2)	Amended and Restated Bylaws of J.B. Poindexter & Co., Inc. dated July 29, 1994.

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

4. 13(11)

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

10.5(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Truck Accessories Group, Inc.

10.7 (1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

10.8 *	Form of Long Term Performance Plan

10.9(5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

10.10 (3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

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

12*	Computation of Ratio of Earnings to Fixed Charges

14(12)	Code of Ethics

21(12)	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

#	Management contracts or compensatory plans.
*	Filed herewith.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994.
(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.
(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.
(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.
(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.
(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.
(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.
(10)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 20, 2007.
(11)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to J.B. Poindexter & Co., Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: April 13, 2011	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2011	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 13, 2011	By	/s/ Stephen Magee
Stephen P. Magee, Director

Date: April 13, 2011	By	/s/ Michael O’Connor
Michael O’Connor, Chief Financial Officer
(Principal Financial and Accounting Officer)