Form 10-Q
period 2011-03-31
POINDEXTER J B & CO INC
filed 2011-05-12
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of May 12, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,994	$58,382
Accounts receivable, net	51,072	36,023
Inventories, net	76,799	61,578
Deferred income taxes	463	463
Income tax receivable	10,409	9,287
Prepaid expenses and other	2,468	2,891
Total current assets	181,205	168,624
Property, plant and equipment, net	55,397	56,436
Goodwill	35,000	35,000
Intangible assets, net	13,984	14,299
Other assets	12,037	12,365
Total assets	$297,623	$286,724
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,182	$2,260
Accounts payable	41,206	26,966
Accrued compensation and benefits	10,488	9,647
Other accrued liabilities	12,620	16,805
Total current liabilities	66,496	55,678
Noncurrent liabilities
Long-term debt, less current portion	200,681	201,233
Deferred income taxes	4,549	3,614
Employee benefit obligations and other	8,702	8,554
Total noncurrent liabilities	213,932	213,401
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	642	529
Accumulated deficit	(2,933)	(2,370)
Total stockholder’s equity	17,195	17,645
Total liabilities and stockholder’s equity	$297,623	$286,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$154,617	$133,344
Cost of sales	135,976	117,604
Gross profit	18,641	15,740
Selling and administrative expenses	15,091	13,947
Other income	(172)	(16)
Operating income	3,722	1,809
Interest expense	4,488	4,417
Interest income	(16)	(11)
Loss before income taxes	(750)	(2,597)
Income tax benefit	(187)	(982)
Net loss	(563)	(1,615)
Accumulated deficit at beginning of period	(2,370)	(340)
Accumulated deficit at end of period	$(2,933)	$(1,955)

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months
	Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(563)	$(1,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,138	4,090
Amortization of debt issuance costs	140	140
Provision for excess and obsolete inventory	604	75
Provision for doubtful accounts receivable	60	(15)
Deferred income tax provision	935	(25)
Other	7	(13)
Change in assets and liabilities:
Accounts receivable	(15,109)	(11,513)
Inventories	(15,825)	(1,658)
Income tax receivable	(1,122)	(1,249)
Prepaid expenses and other	423	(858)
Accounts payable	14,240	4,447
Accrued interest	(4,317)	(4,375)
Other accrued liabilities	1,092	2,697
Net cash used in operating activities	(15,297)	(9,872)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,685)	(2,543)
Other	111	144
Net cash used in investing activities	(2,574)	(2,399)
Cash flows from financing activities:
Payments of long-term debt and capital leases	(630)	(494)
Net cash used in financing activities	(630)	(494)
Translation impacts	113	35
Change in cash and cash equivalents	(18,388)	(12,730)
Cash and cash equivalents at beginning of period	58,382	54,176
Cash and cash equivalents at end of period	$39,994	$41,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Organization and Business

J.B. Poindexter & Co., Inc. (“Company”) is a diversified industrial company which operates through four segments and six business units organized around different manufacturing processes and customer segments.  Primary markets served are commercial transportation, oil and gas machinery suppliers, consumer products and equipment suppliers. The Company principally operates in North America and is owned and controlled by John Poindexter.

(2) Basis of Presentation and Opinion of Management

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods.  The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations.  However, the Company believes that the disclosures are adequate to make the information presented understandable.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 13, 2011 on Form 10-K.

(3) Segment Data

The following is a summary of the business segment data (dollars in thousands):

	Three months ended March 31,
	2011	2010
Revenues
Morgan	$64,156	$44,633
Morgan Olson	12,001	26,811
Truck Accessories	32,023	30,440
Specialty Manufacturing	46,734	31,990
Eliminations	(297)	(530)
Revenues	$154,617	$133,344

Operating Income (Loss)
Morgan	$2,452	$628
Morgan Olson	(707)	1,721
Truck Accessories	1,992	2,407
Specialty Manufacturing	2,421	(1,318)
Parent	(2,436)	(1,629)
Operating Income	$3,722	$1,809

	March 31, 2011	December 31, 2010
Total Assets as of:
Morgan	$59,513	$38,574
Morgan Olson	12,851	9,430
Truck Accessories	59,763	56,553
Specialty Manufacturing	119,915	118,242
Parent	45,581	63,925
Total Assets	$297,623	$286,724

Morgan has two primary customers, Penske Truck Leasing Company and Ryder System Inc., which together accounted for approximately 64% and 59% of Morgan’s revenues during each of the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $11,334 and $2,323 at March 31, 2011 and December 31, 2010, respectively.

Specialty Manufacturing has two primary customers in the international oilfield service industry, Schlumberger Limited and Halliburton Company, that accounted for approximately 55% and 31% of Specialty Manufacturing’s revenues during each of the three months ended March 31, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $8,987 and $8,272 at March 31, 2011 and December 31, 2010, respectively.

The Company, on a consolidated basis, had three customers that accounted for approximately 37% and 26% of total revenues for the three-months ended March 31, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $17,042 and $6,790 at March 31, 2011 and December 31, 2010, respectively.  These were customers of Morgan and Specialty Manufacturing.  Morgan had two customers, Penske and Ryder, which individually accounted for more than 10% of the Company’s revenues for the three-months ended March 31, 2011 and 2010.  Penske accounted for approximately 11% and 10% of the Company’s total revenues for the three-months ending March 31, 2011 and 2010, respectively.  Accounts receivable for Penske was $4,973 and $1,036 at March 31, 2011 and December 31, 2010, respectively.  Ryder accounted for approximately 15% and 10% of the Company’s total revenues for the three-months ended March 31, 2011 and 2010, respectively.  Accounts receivable for Ryder was $6,361 and $1,287 at March 31, 2011and December 31, 2010, respectively.  Specialty Manufacturing had one customer, Halliburton, which individually accounted for more than 10% of the Company’s revenues for the three-months ended March 31, 2011.  Halliburton accounted for approximately 11% and 6% of the Company’s total revenues for the three-months ending March 31, 2011 and 2010, respectively.  Accounts receivable for Halliburton was $5,708 and $4,467 at March 31, 2011 and December 31, 2010, respectively.

(4) Comprehensive Loss

The components of comprehensive loss were as follows (dollars in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(563)	$(1,615)
Foreign currency translation income	113	246
Comprehensive loss	$(450)	$(1,369)

(5) Inventories

Consolidated inventories, net, consisted of the following (dollars in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$37,716	$27,246
Work in process	23,070	19,978
Finished goods	16,013	14,354
Total inventories	$76,799	$61,578

(6) Long-Term Debt and Fair Value of Financial Instruments

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of March 31, 2011 and December 31, 2010, the Company had $198.8

million of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $198.3 million and $199.3 million, based upon its traded values at March 31, 2011 and December 31, 2010, respectively.  The estimated fair values are measured using Level 1 inputs which are described as quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.  Other financial instruments consist of cash and cash equivalents, receivables and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes, approximates the fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

In late April of 2011, the Company engaged legal counsel and investment advisors and initiated activities in anticipation of refinancing and extending the maturity of the $198.8 million of 8.75% Notes due in March of 2014.

(7) Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2011 and 2010 was as follows (dollars in thousands):

	2011	2010
Cash paid for interest	$8,810	$8,824
Cash paid for income taxes	26	267

(8) Income Taxes

The income tax provision for the periods ended March 31, 2011 and 2010 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates (“uncertain tax positions”) and classifies related interest and penalties on late payment of taxes as income tax expense in the financial statements.   The total amount of accrued interest and penalties related to these tax positions was $439,000 at March 31, 2011 and $527,000 at March 31, 2010.  This decrease was mainly due to resolution of and lapses of statutes of limitations on certain positions.

The Company is subject to U.S. federal income tax as well as income tax in Canada and multiple state jurisdictions. The Company has concluded substantially all U.S. federal income tax matters for years through 2005.  Substantially all material state and local income tax matters have been concluded for fiscal years through 2004.  Currently, the Company is under audit by the Internal Revenue Service for 2006.  The Company has provided for  known potential exposures for this examination and years after 2006.

(9) Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $59,000 and $1.36 million in standby letters of credit outstanding at March 31, 2011 and December 31, 2010, respectively.  The balance at March 31, 2011 relates to legacy self-insurance reserves while the balance at December 31, 2010 consisted of $358,000 of similar insurance reserves and $1 million related to a chassis bailment pool at Morgan.  Due to the improvement in Company performance, the supplier released the requirement for the letter of credit securing the bailment pool during the first quarter of 2011.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the financial statements, accompanying notes and management’s discussion and analysis of financial conditions and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

Operating Segments

The Company is a diversified manufacturer and operates under a decentralized business model.  The Company consists of four business segments consisting of six distinct and geographically dispersed business units overseen by the JBPCO Corporate (“Parent”) staff located in Houston Texas.

In the Morgan Segment, the Company manufactures truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those made for pickup trucks and tractor-trailer trucks). The truck bodies are attached to truck chassis provided by its customers.  Customers include truck rental and leasing companies, truck dealers and companies that operate fleets of delivery vehicles. The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood, hardwoods and lubricants acquired from a variety of sources.

In the Morgan Olson Segment, the Company manufactures step van bodies for parcel, food, newspaper, uniform, linen and other delivery applications. Step vans are specialized vehicles designed for multiple-stop applications and enable the driver of the truck to easily access the cargo area. Morgan Olson manufactures the complete truck body, including the fabrication of the body, the installation of windows, doors, the instrument panel, seating and wiring, and finishing the truck with paint and decal application. The step van bodies are installed on truck chassis provided by Morgan Olson’s customers. The principal raw materials used by Morgan Olson include steel and aluminum and a variety of automotive components.

In the Truck Accessories Group (“TAG”), the Company manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas. Truck Accessories’ brands include Leer, Century, Raider, LowRider, BoxTop and Pace Edwards, and State Wide Aluminum.  The principal raw materials used by Truck Accessories are resin, fiberglass, paint, glass and manufactured components such as locks and gas struts.

The Specialty Manufacturing Division (“Specialty Manufacturing”) is comprised of three business units, the Specialty Vehicle Group (“SVG”), MIC Group, LLC (“MIC”) and EFP, LLC (“EFP”).  SVG manufactures funeral coaches and limousines.  SVG purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.  MIC is a manufacturer, investment caster and assembler of precision metal parts for use in the worldwide oil and gas exploration, automotive and aerospace industries.  EFP molds, fabricates and markets expandable foam products used for packaging and thermal insulation by various industries.  The principal raw materials used by Specialty Manufacturing are ferrous and nonferrous materials including stainless steel, alloy steels, titanium, brass, beryllium-copper alloys, aluminum, expandable polystyrene, polypropylene, polyethylene and other resins and automobile chasis.

The Parent staff is located in Houston, Texas, and consists of the Company’s senior executives including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and various functional leaders including business development, information technology, risk management and human resources.  The Parent provides oversight of, and support to, the business units.

Performance during the Quarter Ended March 31, 2011 Compared with the Quarter Ended March 31, 2010 (Unaudited)

Results of Operations

Revenues.  Revenues increased $21.3 million, or 16.0%, to $154.6 million in the three-month period ended March 31, 2011, compared to $133.3 million in the three-month period of 2010.   This increase was led by MIC with a 104% volume increase, and a 43.7% increase at Morgan partially offset by a decline at Morgan Olson attributable to timing differences in orders placed.

•            Morgan’s revenues increased $19.6 million, or 43.7%, to $64.2 million in the first quarter of 2011 compared to $44.6 million in the first quarter of 2010. The increase was attributable to unit sales volume in both retail and commercial segments.  The volume increase was primarily attributable to improvement in general economic conditions in the Class 3 - 7 truck market impacting demand from both commercial and consumer related-customers.

•            Morgan Olson’s revenues decreased $14.8 million, or 55.2%, to $12.0 million in the first quarter of 2011 compared to $26.8 million in the first quarter of 2010.  The decrease was due to unit volume decreases in the timing of fleet orders of $15.4 million and two large retail orders of $12.6 million received at the end of 2009, shipped in the first quarter of 2010 and not replicated at the end of 2010.  Recent orders have increased the backlog by $23.4 million to $56.5 million at March 31, 2010.

•            Truck Accessories’ revenues increased $1.6 million, or 5.2%, to $32.0 million in the first quarter of 2011 compared to $30.4 million in the first quarter of 2010.  This increase represents higher sales volume of $0.5 million (1.6%) and price increases of $1.1 million (3.6%).  The volume increase was due to improvement in demand for pickup trucks in the United States and Canada.

•            Specialty Manufacturing’s revenues increased $14.7 million, or 46.1%, to $46.7 million in the first quarter of 2011 compared to $32.0 million in the first quarter of 2010.  This increase reflects higher sales volume of $12.9 million (40.3%) and price increases of $1.9 million (5.8%).  The volume increase was due to a 93% volume increase at MIC Group attributable to increased demand for oil and gas services related machined products partially offset by volume decreases at SVG and EFP.  The volume decrease at SVG related exclusively to its withdrawal from its unprofitable specialty bus business.

Backlog.  Consolidated backlog was $233.8 million as of March 31, 2011 compared to $165.6 million at December 31, 2010 and $150.8 million as of March 31, 2010.

•            Morgan’s backlog was $110.7 million at March 31, 2011 compared to $86.7 million at December 31, 2010 and $63.4 million at March 31, 2010.   The increase in backlog was due to increases in both commercial fleet and retail activity.

•            Morgan Olson’s backlog was $56.5 million at March 31, 2011 compared to $8.9 million at December 31, 2010 and $33.1 million at March 31, 2010.  The increase in backlog was due primarily to the timing of fleet orders placed by United Parcel Service.

•            Truck Accessories’ backlog was $1.9 million at March 31, 2011 compared to $2.7 million at December 31, 2010 and $2.3 million as of March 31, 2010.  Production consists primarily of made to order units and the backlog represents approximately two weeks of production.

•            Specialty Manufacturing’s backlog was $64.7 million at March 31, 2011 compared to $67.3 million at December 31, 2010 and $52.0 million at March 31, 2010.  The increase in backlog compared to March 31, 2010 was primarily attributable to increased orders from MIC Group’s oil and gas services customers.

Gross profit.  Consolidated gross profit increased $2.9 million, or 18.4%, to $18.6 million in the three-month period ended March 31, 2011 compared to $15.7 million in the three-month period ended March 31, 2010, and as a percentage of revenues improved to 12.1% in 2011 compared to 11.8% in 2010.  The increase in gross profit primarily reflects the volume increase discussed above, cost reductions and price increases.  The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, sourcing improvements and volume leverage partially offset by commodity price increases.

Selling and administrative expenses.  Selling and administrative expenses increased $1.1 million, or 8.2%, to $15.1 million in the first quarter of 2011 compared to $13.9 million in the first quarter of 2010. This increase is primarily due to staff additions at the Parent, increased depreciation of ERP software initiated in the third quarter of 2010, and increases in accrued incentives attributable to anticipated improved operating income performance in 2011.

Operating income.  Operating income of $3.7 million in the first quarter of 2011 increased $1.9 million, or 105.7%, compared to $1.8 million in the first quarter of 2010.  Operating income as a percentage of revenues in the first quarter of 2011 was 2.4% compared to 1.4% in the first quarter of 2010.

•            Morgan generated segment operating income and segment operating margin of $2.5 million and 3.8%, respectively, in the first quarter of 2011, compared to $0.6 million and 1.4%, respectively, in the first quarter of 2010.  The increase in operating margin is attributable to operational improvements including labor efficiency, material procurement and expense controls in manufacturing overhead, and selling and administrative expenses.

•            Morgan Olson incurred a segment operating loss and segment operating margin of $0.7 million and (5.9)%, respectively, in the first quarter of 2011, compared to $1.7 million and 6.4%, respectively, in the first quarter of 2010.  The decline in operating income and operating margin attributable to the timing of orders placed by fleet customers in 2011 compared to 2010.

•            Truck Accessories generated segment operating income and segment operating margin of $2.0 million and 6.2%, respectively, in the first quarter of 2011, compared to $2.4 million and 7.9%, respectively,  in the in the first quarter of 2010.  These declines are primarily attributable to expenses incurred as part of a manufacturing improvement project at TAG Midwest and expenses associated with the launch of new products at TAG Specialty Products, partially offset by higher revenue.

•            Specialty Manufacturing generated segment operating income and segment operating margin of  $2.4 million and  5.2%, respectively, in the first quarter of 2011, compared to ($1.3) million and (4.1)%, respectively, in the first quarter of 2010. The increase in operating income was attributable to MIC, in the amount of $2.6 million, and SVG, at $1.1 million.  MIC’s improvement resulted from volume and price increases, operational improvements in labor productivity and sourcing and expense controls.  SVG’s improvement was due primarily to reduction in costs associated with the closing of the Fort Smith, Arkansas plant in the second half of 2010.

•            Parent operating expenses increased $0.8 million, or 49.5%, to $2.4 million compared to $1.6 for the prior period.   The increase resulted from increases in headcount, increased depreciation of ERP software and higher incentive accruals based on projected annual improvements in 2011 Company earnings.

Interest expense.  Consolidated interest expense was $4.5 million, or 2.9% of net sales, compared to $4.4 million, or 3.3% of net sales, for the quarters ended March 31, 2011 and 2010, respectively.

Income taxes. The effective income tax rate differed from the statutory rate for the three months ended March 31, 2011 primarily because of state taxes and our inability to record tax benefits on our foreign losses.

We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. During the quarters ended March 31, 2011 and 2010, we incurred Canadian and Malaysian pretax losses of $0.2 million and $0.3 million, respectively and recorded an increase in the valuation allowance against the deferred tax asset related to those losses of $59,000 and $12,000, respectively.  We consider future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance and should we determine that it is more likely than not that we will be able to realize deferred tax assets in the future in excess of the net recorded amount, a reduction in the valuation allowance would increase income in the period such determination was made.  Conversely, should we determine that it is more likely than not  that we will be unable to realize all or part of the net deferred tax asset in the future, an increase to the valuation allowance would reduce income in the period such determination was made.

Liquidity and Capital Resources

Working Capital.  Working capital at March 31, 2011 was $114.7 million, which included $40.0 million in cash and cash equivalents, compared to $112.9 million at December 31, 2010. Excluding cash and cash equivalents, working capital increased $20.2 million.  Average days sales outstanding in receivables at March 31, 2011 were approximately 29 compared to 32 at March 31, 2010 and inventory turnover was approximately 7 at March 31, 2011 and 9 at March 31, 2010.  The decrease in inventory turns is primarily attributable to a one time chassis buildup at SVG of $6.9 million and increased raw materials at Morgan secured to produce the increased backlog.  The one-time chassis issue is expected to continue throughout 2011 and moderate at the end of Q1 2012.  We continue to take advantage of purchase discounts as appropriate and focus on the management of working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities during the three months ended March 31, 2011 used cash of $15.3 million compared to $9.9 million during the three months ended March 31, 2010. The increase in net cash used in operating activities was primarily related to the one time chassis buildup at SVG and increased accounts receivables and inventory at Morgan as a result of increased sales.

Investing cash flows.  Net cash used in investing activities was $2.6 million for the three months ended March 31, 2011 compared to $2.4 million for the three months ended March 31, 2010.  Investing activities for the quarter were for capital expenditures which consisted of machinery and equipment purchases mainly at Morgan, Morgan Olson and Truck Accessories.

Financing cash flows.  Financing activities during the three months ended March 31, 2011 used cash of $0.6 million compared to cash used of $0.5 million for the three months ended March 31, 2010.

Our Revolving Credit Facility, which was extended through March 14, 2012 and automatically renews for a 12-month period after March 15 of each year unless notice is provided by either party at least 90 days prior to its expiration, and our Indenture relating to our 8.75% notes restrict our ability to incur debt, pay dividends and undertake certain corporate activities.

At March 31, 2011, the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes, was 1.95 to 1.0, which was less than the Indenture debt incurrence covenant of 2.0 to 1.0.  As a result, we are limited in our ability to incur additional indebtedness.  The Indenture permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business.  Already existing obligations and any amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.

The revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are collateralized by substantially all of our assets and the assets of our existing subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million for letters of credit. As of March 31, 2011, we had no borrowings under the facility and our borrowing base would have supported debt borrowings of $50.0 million under our revolving credit facility.

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

Notes refinancing.  In late April of 2011, the Company engaged legal counsel and investment advisors and initiated internal activities in anticipation of refinancing and extending the maturity of the $200 million of 8.75% Notes due in March 2014.

Critical Accounting Policies

There were no material changes in critical accounting policies during the three months ended March 31, 2011.

Forward-Looking Statements

There are forward-looking statements in this report, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and adequacy of resources.  Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the following: (1) the Company’s plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (2) other risks and uncertainties indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

The Company is subject to certain market risks, including interest rate risk and foreign currency risk.  The adverse effects of potential changes in these market risks are discussed below.

Interest Rates

As of March 31, 2011, the Company had $198.8 million of 8.75% Notes, long-term debt outstanding, with an estimated fair value of approximately $198.3 million based upon their traded value at March 31, 2011.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $6.1 million as of March 31, 2011.

Foreign Currency

Morgan has a manufacturing plant in Canada and the functional currency of Morgan’s Canadian operations is the Canadian dollar.  Specialty Manufacturing has one plant in Mexico and one in Malaysia; however, the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

Item 4. Controls and Procedures

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”) promulgated thereunder, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”).

Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the required time periods and (ii) accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2011, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Item 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A.  Risk Factors are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

[Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

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

10.5(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Truck Accessories Group, Inc.

10.7(1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

10.8(12)	Form of Long Term Performance Plan

10.9(5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

10.10(3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

10.11(6)

Fourth Amendment to Loan and Security Agreement dated April 25, 2005, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.12(9)

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

10.17(12)

Limited Consent, Joinder and Ninth Omnibus Amendment dated January 14, 2010, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

*	Filed herewith.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994.

(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.

(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.

(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.

(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.

(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.

(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.

(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.

(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.

(10)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 20, 2007.

(11)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

(12)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: May 12, 2011	By:	/s/ Michael O’Connor
Michael O’Connor, Chief Financial Officer