Form 10-K/A
period 2010-12-31
POINDEXTER J B & CO INC
filed 2011-06-15
CIK 918962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 033-75154

J.B. Poindexter & Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0312814
(State of incorporation)	(I.R.S. Employer Identification No.)

600 Travis, Suite 200

Houston, Texas 77002

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (713) 655-9800

Securities Registered Pursuant to Section 12 (b) of the Act: None

Name of each exchange which registered:  None

Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒  No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive Data File required to be submitted electronically and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that Registrant was required to post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 3, 2011 was approximately $0.00. The number of shares of the Registrant’s common stock outstanding as of June 3, 2010 was 3,059.

DOCUMENTS INCORPORATED BY REFERENCE

None.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

We originally filed our Form 10-K for the year ended December 31, 2010 on April 13, 2011 (the “2010 Form 10-K”).  We are filing this Amendment No. 1 to the 2010 Form 10-K (this “Amendment”) solely to amend and restate our Consolidated Statement of Cash Flows and certain other financial information for 2010 therein. The restatement adjusts the amount we reported as depreciation expense resulting from an error in compiling the consolidated total reported in such statement.  As of December 31, 2010, we increased depreciation expense by $1,273,000 with a corresponding reduction in the “other” adjustments included in the determination of operating cash flows.  The net effect of these adjustments did not impact the total cash provided by operating activities as reported in the Consolidated Statement of Cash Flows for the year then ended.  Additionally, this adjustment did not impact the results of operations or financial position of the Company.

This adjustment did impact the Company’s determination of EBITDA included as a non-GAAP measure as presented in Item 6 — Selected Financial Data as well as management’s assessment of its internal controls over financial reporting as discussed in Item 9A — Controls and Procedures.  The adjustment also affected the depreciation and depreciation and amortization expense disclosures in Notes 2 and 4 to the Consolidated Financial Statements and such amounts have been adjusted to reflect the change reported above.

No other changes to our 2010 Form 10-K are effected by this filing other than certifications of our principal executive officer and principal financial officer, which have been updated and are being filed with this Amendment.

i

J.B. POINDEXER & CO., INC.

FORM 10-K/A INDEX

PART II

ii

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

	Year ended December 31,
(Dollars in Millions)	2010	2009	2008	2007	2006
Operating data:
Revenues	$553.6	$480.6	$706.4	$792.2	$795.4
Cost of sales	481.9	420.1	610.8	707.2	701.1
Gross profit	71.7	60.5	95.6	85.0	94.3
Selling and administrative expenses	53.7	49.0	66.3	64.9	63.0
Closed and excess facility costs	1.0	0.6	0.8	0.2	2.7
Loss (gain) on sale lease-back of real estate	2.5	(0.3)	—	—	—
Gain on repurchase of 8.75% Notes	—	(0.2)	(0.4)	—	—
Other expense (income)	0.1	0.5	(0.8)	(0.3)	(0.2)
Operating income	14.4	10.9	29.7	20.2	28.8
Interest expense	17.9	18.2	18.5	18.7	18.9
Interest income	—	(0.2)	(0.4)	(0.8)	(1.7)
Income tax provision (benefit)	(1.5)	(2.2)	4.8	3.1	3.4
Net income (loss)	$(2.0)	$(4.9)	$6.8	$(0.8)	$8.2
Ratio of earnings to fixed charges(a)	0.8x	0.6x	1.5x	1.1x	1.5x

Other data:
EBITDA(b)	$34.5	$28.4	$48.6	$43.5	$43.8
Consolidated Coverage Ratio(c)	1.9	1.6	2.6	2.3	2.4

Balance sheet data (at year end):
Working capital	$112.9	$99.4	$99.2	$83.3	$112.3
Total assets	$286.7	$286.0	$295.9	$297.2	$292.4
Total debt	$203.5	$205.2	$207.4	$213.6	$207.6
Stockholder’s equity	$17.6	$19.4	$23.8	$18.3	$18.3

(a)          For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss) plus income taxes and fixed charges (excluding capitalized interest). Fixed charges consist of interest expense, amortization of debt issuance costs and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor.

(b)         “EBITDA” is net income from continuing operations increased by the sum of interest expense, income taxes, depreciation and amortization, and other noncash items for those operations defined as restricted subsidiaries in the Indenture.  EBITDA was increased by $1.3 million resulting from restatement as discussed in the introductory paragraph of this Amendment.  EBITDA is not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company’s operating performance.  The Company has included EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company’s operating cash flow and historical ability to service its indebtedness.  The following are the components of the Company’s EBITDA:

	Year ended December 31,
(Dollars in Millions)	2010	2009	2008	2007	2006

Net income (loss)	$(2.0)	$(4.9)	$6.8	$(0.8)	$8.2
Income tax provision (benefit)	(1.5)	(2.2)	4.8	3.1	3.4
Interest expense	17.9	18.2	18.5	18.7	18.9
Depreciation and amortization	16.6	17.0	17.7	15.1	12.0
Loss (gain) on sale lease-back of real estate	2.5	(0.3)	—	—	—
Noncash charges	1.0	0.6	0.8	—	1.1
Pro forma effect of acquisitions	—	—	—	7.4	0.2
EBITDA	$34.5	$28.4	$48.6	$43.5	$43.8

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

As discussed in Note 17, the Company restated its 2010 Consolidated Statement of Cash Flows for an error in the classification of items reported within operating cash flows.

/s/ CROWE HORWATH LLP

South Bend, Indiana
April 13, 2011, except as to Note 17 which is June 15, 2011

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2010	2009	2008
	Restated
Cash flows from operating activities:
Net income (loss)	$(2,030)	$(4,896)	$6,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,551	16,998	17,658
Amortization of debt issuance costs	559	584	691
Loss (gain) on sale lease-back of real estate	2,555	(265)	—
Gain on redemption of 8.75% Notes	—	(186)	(416)
Provision for excess and obsolete inventory	1,809	1,181	2,218
Provision for doubtful accounts receivable	151	154	1,181
Loss on sale of property, plant and equipment	425	355	199
Deferred income tax provision	701	1,529	3,036
Impairment of intangible assets	—	—	300
Other	(419)	442	127
Change in assets and liabilities, net of the effect of business acquisitions and dispositions:
Accounts receivable	(1,192)	7,820	8,594
Inventories	(10,669)	12,998	9,179
Prepaid expenses and other	(301)	300	(93)
Accounts payable	(733)	1,100	(4,715)
Accrued income taxes	(2,225)	(1,668)	1,076
Other accrued liabilities	(1,287)	(7,224)	(355)
Net cash provided by operating activities	3,895	29,222	45,470
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(233)
Proceeds from sale lease-back of real estate	14,975	—	7,135
Proceeds from disposition of business, property, plant and equipment	857	1,811	—
Purchase of property, plant and equipment	(14,816)	(11,320)	(14,719)
Reduction (issuance) of insurance collateral deposits	982	(315)	(736)
Net cash provided by (used in) investing activities	1,998	(9,824)	(8,553)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	(379)	(3,321)
Payments of long-term debt and capital leases	(1,726)	(1,346)	(2,758)
Net cash used in financing activities	(1,726)	(1,725)	(6,079)
Translation impacts	39	252	(1,271)
Change in cash and cash equivalents	4,206	17,925	29,567
Cash and cash equivalents, beginning of year	54,176	36,251	6,684
Cash and cash equivalents, end of year	$58,382	$54,176	$36,251

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

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-17 (an amendment to Accounting Standards Codification 810, Consolidation), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, “ASU No. 2009-17.” This update significantly changes the consolidation rules as they related to variable interest entities (“VIEs”).  The update specifically changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  As a result, it is expected that many off-balance-sheet entities previously exempt from consolidation — qualified special-purpose entities (QSPEs) — will be subject to consolidation. Due to the elimination of the QSPE scope exception, the impact of the changes resulting from this update may be more evident to financial services companies; however, the new guidance will have broad applicability across all industries. In addition, ASU No 2009-17 requires a number of new disclosures, including the requirements for a reporting entity to provide additional disclosures about its involvement with VIEs, any significant changes in risk exposure due to that involvement, and how its involvement with a VIE affects the reporting entity’s financial statements.  The adoption of this update did not have a material effect on our consolidated financial statements.

2.                   Segment Data

The Company operates and manages its subsidiaries within the separate business segments.  The Company evaluates performance and allocates resources based on the operating income of each segment.  The accounting policies of the reportable business segments are the same as those described in the summary of significant accounting policies.

The following is a summary of the business segment data for the years ended December 31:

Revenues	2010	2009	2008
Morgan	$197,383	$146,902	$233,893
Morgan Olson	85,834	61,593	104,437
Truck Accessories	123,890	115,607	131,871
Specialty Manufacturing	148,409	157,925	238,337
Eliminations	(1,955)	(1,380)	(2,129)
Revenues	$553,561	$480,647	$706,409

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Operating Income	2010	2009	2008
Morgan	$8,601	$1,156	$3,953
Morgan Olson	5,101	2,565	5,415
Truck Accessories	12,687	7,839	2,403
Specialty Manufacturing	(1,760)	2,937	25,895
JBPCO (Parent)	(10,266)	(3,637)	(7,985)
Operating Income	$14,363	$10,860	$29,681

	2010
Depreciation and Amortization Expense	Restated	2009	2008
Morgan	$1,816	$1,921	$2,054
Morgan Olson	792	761	1,027
Truck Accessories	3,130	4,057	4,191
Specialty Manufacturing	10,087	10,141	10,281
JBPCO (Parent)	726	118	105
Depreciation and Amortization Expense	$16,551	$16,998	$17,658

Total Assets as of December 31,	2010	2009
Morgan	$38,574	$39,819
Morgan Olson	9,430	19,311
Truck Accessories	56,553	58,371
Specialty Manufacturing	118,242	112,712
JBPCO (Parent)	63,925	55,751
Identifiable Assets	$286,724	$285,964

Capital Expenditures	2010	2009	2008
Morgan	$1,601	$1,276	$735
Morgan Olson	1,400	361	799
Truck Accessories	2,065	2,200	3,070
Specialty Manufacturing	6,970	5,034	9,176
JBPCO (Parent)	2,780	2,449	939
Capital Expenditures	$14,816	$11,320	$14,719

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

Depreciation expense was $14,916, $15,299 and $16,064 and included $1,612, $1,688 and $1,725 for assets recorded under capital leases for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The amortization of intangible assets was $1,635, $1,700 and $1,594 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $1,571 – 2011, $1,377 – 2012, $1,073 – 2013, $1,073 – 2014 and $997 – 2015.

Other assets as of December 31, 2010 and 2009 consisted of the following:

	Amortization	2010		2009
	Period in Years	Accumulated Amortization	Net Book Value	Accumulated Amortization	Net Book Value
Other Assets:
Debt issuance costs	4-10	$4,637	$1,817	$4,078	$2,376
Insurance cash collateral deposit	—	—	6,610	—	7,592
Other	—	—	3,938	—	2,897
Total		$4,637	$12,365	$4,078	$12,865

The amortization of debt issuance costs was $559, $584 and $691 for the years ended December 31, 2010, 2009 and 2008, respectively.  Estimated amortization of debt issuance costs for each of the subsequent four years ending December 31 is $559 – 2011, $559 – 2012, $559 – 2013 and $140 – 2014.

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

16.      Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13-week quarters. Shown below are the selected unaudited quarterly data.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$133,344	$161,985	$134,979	$123,253
Cost of revenue	117,604	136,824	115,102	112,358
Gross profit	15,740	25,161	19,877	10,895
Selling and administrative expenses	13,947	14,409	13,791	11,552
Closed and excess facility costs	—	782	45	124
Loss on sale lease-back of real estate	—	—	—	2,555
Gain on redemption of 8.75% Notes	—	—	—	—
Other expense (income)	(16)	(114)	(72)	307
Operating income	1,809	10,084	6,113	(3,643)
Interest expense, net	4,406	4,481	4,408	4,560
Income tax provision (benefit)	(982)	2,231	749	(3,460)
Net Income (loss)	$(1,615)	$3,372	$956	$(4,743)
Depreciation and amortization	$4,090	$4,028	$4,187	$4,246
Amortization of debt issuance costs	$140	$140	$139	$140

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues	$139,671	$122,671	$108,767	$109,538
Cost of revenue	120,902	107,270	95,277	96,697
Gross profit	18,769	15,401	13,490	12,841
Selling and administrative expenses	14,376	11,886	11,433	11,266
Closed and excess facility costs	—	642	—	—
Gain on redemption of 8.75% Notes	(186)	—	—	—
Other expense (income)	(95)	—	(204)	523
Operating income	4,674	2,873	2,261	1,052
Interest expense, net	4,455	4,686	4,405	4,420
Income tax provision (benefit)	334	(1,399)	155	(1,300)
Net income (loss)	$(115)	$(414)	$(2,299)	$(2,068)
Depreciation and amortization	$4,342	$4,570	$4,190	$3,896
Amortization of debt issuance costs	$164	$140	$140	$140

17.    Restatement

The Company restated its Consolidated Statement of Cash Flows for the year ended December 31, 2010.  The restatement increased depreciation and amortization expense with a corresponding reduction in “other” operating cash flows as follows:

	As Originally	As
Cash Flows from Operations:	Reported	Restated	Difference

Depreciation and amortization	$15,278	$16,551	$1,273

Other	854	(419)	(1,273)

Additionally, certain footnote disclosures relating to depreciation expense and depreciation and amortization expense have been restated.

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

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting, and testing of operational effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management identified the following material weakness in the Company’s internal controls.

Management determined that it was necessary to amend its 2010 Annual Report on Form 10-K as a result of an error detected in the determination of depreciation reported in its Consolidated Statement of Cash Flows. Management concluded that the error was the result of a lack of adequate oversight in the preparation of its financial statements and has taken initial steps to improve oversight in this area by hiring additional qualified accounting personnel.  Management expects that as these individuals become familiar with their roles and responsibilities, the internal control issue will be fully remediated.

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

PART IV

Item 15.         Exhibits, Financial Statement Schedules.

(a) (1) and (2) Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” on page F-1.

(a) (3) Exhibits

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

10.5(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6(4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Truck Accessories Group, Inc.

10.7 (1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

10.8 **	Form of Long Term Performance Plan

10.9(5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

10.10 (3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

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

10.17**

Limited Consent, Joinder and Ninth Omnibus Amendment dated January 14, 2010, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

12**	Computation of Ratio of Earnings to Fixed Charges

14(12)	Code of Ethics

21(12)	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

#	Management contracts or compensatory plans.
*	Filed herewith.
**	Previously filed.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994.
(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.
(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.
(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.
(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.
(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.
(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.
(10)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 20, 2007.
(11)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.

Item 2.  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

June 15, 2011

J.B. Poindexter & Co., Inc.

By:	/s/ Michael O’Connor
Michael O’Connor
Chief Financial Officer