Form 10-Q/A
period 2011-03-31
POINDEXTER J B & CO INC
filed 2011-07-13
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of July 13, 2011.

EXPLANATORY NOTE

J.B. POINDEXTER & CO., INC. is filing this amendment No. 1 (the Amendment) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, which was originally filed with the U.S. Securities and Exchange Commission on May 12, 2011. The sole purpose of this Amendment is to amend PART I. FINANCIAL INFORMATION, Item 4. Controls and Procedures.  No other changes to our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 are effected by this filing other than certifications of our principal executive officer and principal financial officer, which have been updated and are being filed with this Amendment.

PART I. FINANCIAL INFORMATION

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

Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded, except as described below, that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the required time periods and (ii) accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

In June 2011, management determined that it was necessary to amend its 2010 Annual Report on Form 10-K as a result of an error detected in the determination of depreciation reported in its Consolidated Statement of Cash Flows. Management concluded that the error was the result of a material weakness in internal controls due to the lack of adequate oversight in the preparation of its financial statements and has taken initial steps to improve oversight in this area by hiring additional qualified accounting personnel.  Management expects that as these individuals become familiar with their roles and responsibilities, the internal control issue will be fully remediated.

During the three months ended March 31, 2011, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

4.2 (5)	Form of 8.75% Senior Notes due 2014.

4.3 (5)	Form of Senior Note Guarantee of 8.75% Senior Notes due 2014.

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

4. 13 (11)

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

10.5 (4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6 (4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Truck Accessories Group, Inc.

10.7 (1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

10.8 (12)	Form of Long Term Performance Plan

10.9 (5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

10.10 (3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co., and Morgan Olson.

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

10.13 (10)

10.1  Limited Consent, Joinder and Fifth Omnibus Amendment dated April 30, 2007, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and LaSalle Bank National Association, a national banking association, for itself, as a lender, and as the agent for the lenders.

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

10.16 (11)

Limited Consent, Joinder and Eight Omnibus Amendment dated October 7, 2008, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.17 (12)

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: July 13, 2011	By:	/s/ Michael O’Connor
Michael O’Connor, Chief Financial Officer