Form 10-Q
period 2011-06-30
POINDEXTER J B & CO INC
filed 2011-07-18
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of July 15, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,377	$58,382
Accounts receivable, net	54,614	36,023
Inventories, net	79,470	61,578
Deferred income taxes	463	463
Income tax receivable	6,599	9,287
Prepaid expenses and other	1,804	2,891
Total current assets	194,327	168,624
Property, plant and equipment, net	52,879	56,436
Goodwill	35,000	35,000
Intangible assets, net	13,582	14,299
Other assets	12,275	12,365
Total assets	$308,063	$286,724
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,260	$2,260
Accounts payable	40,175	26,966
Accrued compensation and benefits	9,910	9,647
Other accrued liabilities	18,280	16,805
Total current liabilities	70,625	55,678
Noncurrent liabilities
Long-term debt, less current portion	200,036	201,233
Deferred income taxes	5,483	3,614
Employee benefit obligations and other	8,086	8,554
Total noncurrent liabilities	213,605	213,401
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	537	529
Retained earnings (accumulated deficit)	3,810	(2,370)
Total stockholder’s equity	23,833	17,645
Total liabilities and stockholder’s equity	$308,063	$286,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(ACCUMULATED DEFICIT) (Unaudited) (Dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$199,959	$161,985	$354,576	$295,329
Cost of sales	170,507	136,824	306,483	254,428
Gross profit	29,452	25,161	48,093	40,901
Selling, general and administrative expenses	14,093	14,409	29,184	28,356
Closed and excess facility costs	—	782	—	782
Other income	(219)	(114)	(391)	(130)
Operating income	15,578	10,084	19,300	11,893
Interest expense	4,626	4,497	9,114	8,914
Interest income	(8)	(16)	(24)	(27)
Income before income taxes	10,960	5,603	10,210	3,006
Income tax provision	4,217	2,231	4,030	1,249
Net income	6,743	3,372	6,180	1,757
Accumulated deficit at beginning of period	(2,933)	(1,955)	(2,370)	(340)
Retained earnings at end of period	$3,810	$1,417	$3,810	$1,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$6,180	$1,757
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,451	8,118
Amortization of debt issuance costs	280	280
Provision for excess and obsolete inventory	1,066	140
Provision for doubtful accounts receivable	203	36
Deferred income tax provision	1,869	(158)
Other	84	367
Change in assets and liabilities:
Accounts receivable	(18,794)	(11,817)
Inventories	(18,958)	(3,166)
Prepaid expenses and other	1,078	(1,428)
Income tax receivable	2,688	862
Accounts payable	13,208	6,565
Accrued income taxes	68	970
Other accrued liabilities	964	2,824
Net cash (used for) provided by operating activities	(1,613)	5,350
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	173	34
Purchase of property, plant and equipment	(4,320)	(4,882)
Other	(294)	326
Net cash used in investing activities	(4,441)	(4,522)
Cash flows from financing activities:
Payments of long-term debt and capital leases	(959)	(989)
Net cash used in financing activities	(959)	(989)

Effect of exchange rate on cash	8	5

Change in cash and cash equivalents	(7,005)	(156)
Cash and cash equivalents at beginning of period	58,382	54,176
Cash and cash equivalents at end of period	$51,377	$54,020

The accompanying notes are an integral part of these condensed consolidated financial statement.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(1) Organization and Business

J.B. Poindexter & Co., Inc. (the “Company”) operates manufacturing businesses principally in North America.  The businesses design, manufacture and market commercial truck bodies, step vans, pickup truck caps and tonneaus, funeral coaches and limousines, specialty oil and gas industry equipment, and expanded foam packaging.  The Company operates under a semi-decentralized business model with four operating segments and six business units overseen by a corporate parent (the “Parent”) unit located in Houston, Texas.

(2) Basis of Presentation and Opinion of Management.

The accompanying interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 13, 2011 and June 15, 2011 on Form 10-K and Form 10-K/A, respectively.

(3) Segment Data.

The following is a summary of the business segment data (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net Sales:
Morgan	$97,595	$69,690	$161,734	$114,300
Truck Accessories	32,014	33,300	63,821	63,241
Morgan Olson	22,309	20,910	34,247	47,713
Specialty Manufacturing	48,041	38,085	94,774	70,075
Net Sales	$199,959	$161,985	$354,576	$295,329

Operating Income (Loss):
Morgan	$10,559	$6,315	$13,011	$6,877
Truck Accessories	2,903	4,052	4,895	6,459
Morgan Olson	409	792	(298)	2,513
Specialty Manufacturing	3,016	684	5,437	(633)
Parent	(1,309)	(1,759)	(3,745)	(3,323)
Operating Income	$15,578	$10,084	$19,300	$11,893

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Total Assets as of:
Morgan	$52,727	$38,574
Truck Accessories	58,861	56,553
Morgan Olson	17,954	9,430
Specialty Manufacturing	129,981	118,242
Parent	48,540	63,925
	$308,063	$286,724

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 61% and 64% of Morgan’s net sales during each of the six months ended June 30, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $7,721 and $7,235 at June 30, 2011 and December 31, 2010, respectively.  Morgan Olson has one customer (a delivery service company) that accounted for 39% and 37% of Morgan Olson’s net sales during each of the six months ended June 30, 2011 and 2010, respectively.  Accounts receivable from this customer totaled $4,480 and $4,377 at June 30, 2011 and December 31, 2010, respectively.  Specialty Manufacturing’s net sales are concentrated among international oilfield service companies, with two customers that accounted for approximately 47.1% and 32.2% of Specialty Manufacturing’s net sales during each of the six months ended June 30, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $8,987 and $8,272 at June 30, 2011 and December 31, 2010, respectively.

(4) Comprehensive Income.

The components of comprehensive income (loss) were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$6,742	$3,372	$6,180	$1,757
Foreign currency translation gain (loss)	(105)	(355)	8	(109)
Comprehensive income	$6,637	$3,017	$6,188	$1,648

(5) Inventories.

Consolidated inventories, net, consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials	$43,811	$27,246
Work in process	22,082	19,978
Finished goods	13,577	14,354
Total inventories	$79,470	$61,578

(6) Long-Term Debt.

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of June 30, 2011 and 2010, the Company had $198,800 of 8.75% Notes, long-term debt outstanding, with estimated fair values of approximately $202,776 and $181,900, based upon its traded values at June 30, 2011 and 2010, respectively.  The estimated fair values are

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

measured using quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

(7) Supplemental Cash Flow Information.

The supplemental cash flow information for the six months ended June 30, 2011 and 2010 was as follows:

	2011	2010
Cash paid for interest	$8,899	$8,856
Cash paid for income taxes	198	659

(8) Income Taxes.

The income tax provision for the periods ended June 30, 2011 and 2010 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates (“uncertain tax positions”) and classifies related interest and penalties on late payment of taxes as income tax expense in the financial statements.   The total amount of accrued interest and penalties related to these tax positions was $439 at June 30, 2011 and $544 at June 30, 2010.  This decrease was mainly due to lapses of statutes of limitations on certain filings.

The Company is subject to U.S. federal income tax as well as income tax in Canada and numerous state jurisdictions. The Company has concluded substantially all U.S. federal income tax matters for years through 2005. Substantially all material state and local income tax matters have been concluded for fiscal years through 2004. Currently, the Company is under audit by the Internal Revenue Service for 2006. The Company has provided for known potential exposures for this examination and years after 2006.

(9) Contingencies.

Claims and Lawsuits.  The Company is involved in claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $59 and $1,360 in standby letters of credit outstanding at June 30, 2011 and December 31, 2010, respectively. The balance at June 30, 2011 is for legacy self-insurance reserves while the balance at December 31, 2010 consisted of $36 of similar insurance reserves and $1,000 related to a chassis bailment pool at Morgan. Due to the improvement in Company performance, the supplier released the requirement for the letter of credit securing the bailment pool during the first quarter of 2011.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

(10) Closed and Excess Facility Costs.

During the second quarter of 2010, SVG initiated a plan for the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.  SVG completed the consolidation of the funeral coach manufacturing operations and recorded a closed and excess facility charge of $800 during the three months ended June 30, 2010.  The consolidation of the limousine manufacturing operations was completed in the fourth quarter of 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2010.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions, or beliefs about future events may, and often do, vary from actual results and the differences can be material.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

Overview and description of business

Morgan Truck Body, LLC.  Morgan Truck Body, LLC, or Morgan, designs, engineers and manufactures truck bodies in the United States and Canada that are used for the transportation of dry freight and refrigerated products.  The truck bodies are attached to truck chassis provided by Morgan’s customers.  Customers include truck rental and leasing companies, truck dealers and companies that operate fleets of delivery vehicles.  The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood and hardwoods acquired from a variety of sources. Morgan conducts its Canadian operations through its subsidiary, Commercial Babcock, Inc.

Truck Accessories Group, LLC. Truck Accessories Group, LLC, or TAG, manufactures pickup truck caps and tonneau covers, which are fabricated enclosures that fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas.  Truck Accessories’ brands include Leer, Century, Raider, LoRider, BoxTop, Pace Edwards and State Wide Aluminum.  The principal raw materials used by Truck Accessories are resins, fiberglass, paint, glass and manufactured components such as locks and gas struts.

Morgan Olson, LLC. Morgan Olson, LLC, or Morgan Olson, manufactures step van bodies for parcel, food, newspaper, uniform, linen and other delivery applications.  Step vans, which enable the driver of the truck to easily access the cargo area, are specialized vehicles designed for multiple-stop applications.  Except for the truck chassis on which it is mounted Morgan Olson manufactures the complete vehicle, including the fabrication of the body, the installation of windows, doors, the instrument panel, seating and wiring and finishes the truck with paint and decal application.  The step van bodies are installed on chassis provided by Morgan Olson’s customers.  The principal raw materials used by Morgan Olson include steel and aluminum and a variety of automotive components.

Specialty Manufacturing consists of three business units, MIC Group, LLC, Specialty Vehicle Group and EFP, LLC.

MIC Group, LLC. MIC Group, LLC, or MIC, provides high precision machining and parts assembly for the oil and gas services industry.  MIC offers an array of services including computer-controlled precision machining, electrical discharge machining, electron beam welding, trepanning, gun drilling and electromechanical assembly.  MIC operates six plants, located in the United States, Mexico and Malaysia.  The principal raw materials used by MIC are ferrous and nonferrous materials including stainless steel, alloy steels, nickel based alloys, titanium, brass, beryllium copper alloys and aluminum.

Specialty Vehicle Group. Specialty Vehicle Group, or SVG, manufactures funeral coaches and limousines, most of which are sold through authorized dealers in the United States and Canada to funeral directors and livery companies. The components of SVG are Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  SVG purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale to its customers.  Effective December 31, 2009, SVG sold its specialized transit bus business.

EFP, LLC. EFP, LLC, or EFP, manufactures expandable polystyrene and polypropylene foam that is used mainly in packaging applications.  Its products are engineered to customer specifications for use by the medical, electronics, food, furniture, plumbing and appliance industries.  The principal raw materials used by EFP include expandable polystyrene, polypropylene, polyethylene and other resins.

Business Environment and Outlook

While the six business units of J.B. Poindexter & Co., Inc. are subject to common influences, such as macroeconomic cycles, there are specific external factors that may impact each business unit’s financial performance.

Morgan.  Morgan’s sales depend on the replacement cycle for delivery trucks that are primarily used in general freight, parcel delivery and distribution applications.  While customers typically replace delivery trucks every six to seven years, timing is directly impacted by general economic conditions.  In a weaker economy, as was the case between 2008 and 2010, customers often defer the purchase of new delivery trucks or may retire old trucks without replacement.  In a stronger economy, customers may make purchases that were deferred in prior years, replacing vehicles at a more rapid rate.

Customer mix also influences sales at Morgan.  In recent years, demand from large fleet operators such as Penske and Ryder has outpaced industry rates of growth as many smaller companies turn to leasing vehicles instead of purchasing them.  As a result of its historically high market share with large fleet operators, Morgan has recently capitalized on this trend reporting a sales increase of 42% in the first six months of 2011, compared to the first six months of 2010, much of which was derived from fleet operators.

TAG.  TAG’s revenues are directly related to sales of new pickup trucks.  Pickup truck sales are cyclical and depend on general economic conditions and other factors that affect the automotive industry such as consumer preferences, fuel costs, consumer spending levels, new model introductions and interest rates.

While light duty pickup truck sales continued to improve in 2011, TAG’s unit sales were 3 percent lower than the comparable period last year. We believe this is due to a decline in general consumer confidence and a higher proportion of pickup trucks being sold to commercial customers that are less likely to install tonneaus and caps.  However, better economic conditions have increased demand for TAG’s recently upgraded commercial fleet and vocational products including marine dock boxes and hoods for commercial vehicles such as UPS step vans.  TAG’s near term growth rate is anticipated to increase as it uses its scale and national footprint to further its relationships with fleet operators, leasing companies and vehicle fleet upfitters.

Morgan Olson. Morgan Olson’s revenues are affected by factors similar to those that influence Morgan.  Additionally, the step van market is not growing and may be declining, probably as a consequence of the inferior fuel efficiency of smaller step van models. To provide an alternative for customers seeking enhanced fuel economy in smaller vehicles, Morgan Olson has entered into development arrangements with chassis manufacturers including Sprinter, Workhorse and Freightliner Custom Chassis to adapt their fuel efficient chassis in step van applications.

Morgan Olson’s revenue is also partly dependent on parts and service sales.  Its largest parts customer is the United States Postal Service (“USPS”) which continues to operate 142,000 vehicles manufactured by the predecessor of Morgan Olson.  Due to the USPS’s limited capital budget, it is expected that these vehicles will be operated, and therefore continue to generate parts and service revenue, for several more years before it replaces vehicles and that the USPS will continue to rely on the availability of Morgan Olson supplied service parts in order to maintain its fleets in operating condition.

Specialty Manufacturing’s business environment and outlook are related to those of its three business units (MIC, SVG and EFP) as follows:

MIC. MIC’s sales depend on activity in the energy services industry. Global consumption of energy, with oil as the major component, is projected to increase steadily, partly as a result of demand in China and other economically developing nations.  In addition, technical advances in drilling will likely cause more challenging oil exploration activities.  Advanced drilling methods such as horizontal drilling, hydraulic fracking, and deep-hole and deep-sea excavation require the high-precision and highly machined assemblies produced by MIC which we believe will lead to increased revenue despite the previously mentioned challenges facing the industry.

SVG.  Despite a growing population, services in the funeral industry are slowly trending away from traditional burials toward cremations.  As a result there has been consolidation in the industry and its supplier base, including the funeral vehicle segment.  SVG is one of the two remaining funeral vehicle manufacturers in the United States and Canada and its improving market share has more than compensated for decreased industry demand.  To combat the decline of the funeral services industry, SVG now also utilizes its skilled workforce, design skills and reputation for quality to develop and merchandise other vehicles, including armored limousines.

SVG’s short-term demand is also impacted by the introduction of new chassis platforms. After 10 years of unchanged chassis, SVG has begun to sell vehicles fabricated on the new Lincoln MKT coach and the Cadillac executive sedan; and it will offer a completely redesigned hearse based on another Cadillac chassis scheduled to become available in 2012.

EFP.  EFP is a relatively small part of our Company and a minor participant in the packaging market.  Similar to its competitors, EFP’s sales are limited to customers within a fixed geographical distance from its three locations.  Recently, EFP began to target opportunities in the growing refrigerated shipping market for food, medical and pharmaceutical products, and away from recreational vehicle and construction customers.

Parent.  J.B. Poindexter & Co., Inc. adheres to a lean model, with the corporate parent responsible only for those functions best administered on a centralized basis.  These include strategic planning, lean leadership, financing, accounting controls and financial reporting, human resources, insurance and environmental and workplace safety compliance.

The following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

•                  Morgan’s sales of truck bodies, parts and services;

•                  Truck Accessories’ sales of pickup truck caps and tonneaus and trailer door and window components;

•                  MIC’s sales of precision machined parts and assembly services;

•                  Morgan Olson’s sales of step van truck bodies, parts and services;

•                  SVG’s sales of funeral hearses and limousines; and

•                  EFP’s sales of expandable polystyrene and polypropylene foam products.

Discounts, returns and allowances.  Our gross revenues are reduced by discounts we provide to customers and returns and allowances in the ordinary course of our business.  We provide discounts as deemed necessary to generate sales volume and remain price competitive.  Discounts include payment term discounts and discretionary discounts from list price.

Cost of revenues.  Cost of revenue represents the costs directly associated with manufacturing our products and generally varies with the volume of products produced.  The components of cost of revenue are materials, labor and overhead including transportation costs.  Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing, including rent associated with manufacturing and indirect labor and other costs.

Selling and administrative expenses.  Selling and administrative expenses are made up of the costs of selling our products and administrative costs related to information technology, accounting, finance and human resources.  Costs include personnel and related costs, including travel, equipment and facility rent expense not associated with manufacturing activities and professional services such as audit fees.  Selling and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

Other income and expense.  Income and expenses that we incur during the year that are nonrecurring in nature and not directly comparable to the prior year are included in other income and expense or are separately identified.

Results of Operations

Performance during the Quarter Ended June 30, 2011

Compared with the Quarter Ended June 30, 2010 (Unaudited)

Revenues.  Our consolidated revenues increased $38.0 million, or 23.4%, to $200.0 million for the quarter ended June 30, 2011 compared to $162.0 million for the quarter ended June 30, 2010.  This increase represents higher sales volume of $35.9 million (22.1%) and price increases of $2.1 million (1.3%).  Morgan, Morgan Olson and MIC Group experienced volume increases due to cyclical demand improvements while SVG improved due to increased market share.  Revenues at TAG decreased as a result of softening demand for consumer pickup truck caps as compared to the first quarter while EFP saw a decrease in revenue following its exit from unprofitable product lines.

•             Morgan’s revenues increased $27.9 million, or 40.0%, to $97.6 million in the second quarter of 2011 compared to $69.7 million in the second quarter of 2010. This increase represents higher sales volume of $27.6 million (39.6%) and price increases of $0.3 million (0.4%). The volume increase was attributable to an increase of $10.3 million in sales to fleet customers to $48.6 million, compared to $38.3 million in the prior period. Volume also grew in retail units with a sales increase of $17.3 million to $46.6 million compared to $29.3 million in the prior period. Parts and service sales remained flat at $2.3 million year over year.

•             TAG’s revenues decreased $1.3 million, or 3.9%, to $32.0 million in the second quarter of 2011 compared to $33.3 million in the second quarter of last year. This decrease represents lower sales volume of $2.7 million (-8.1%) offset by price increases of $1.4 million (4.2%).  The volume change is due to a decrease in shipments of consumer caps and tonneaus of $2.1 million and decreases in window shipments of $.6 million.

•             Morgan Olson’s revenues increased $1.4 million, or 6.7%, to $22.3 million in the second quarter of 2011 compared to $20.9 million for the second quarter of 2010. This increase represents higher sales volume of $1.3 million (6.2%) and price increases of $0.1 million (0.5%). The volume increase was due to increased sales to retail customers of $3.3 million partially offset by a reduction of fleet sales. The second quarter fleet sales decrease was caused by the timing of fleet customer shipments in 2011. This timing difference is partially evidenced by our backlog increase for United Parcel Service (“UPS”) of $19.8 million to $37.7 million at June 30, 2011 compared to $17.9 million at June 30, 2010. Sales of service parts and delivery income decreased to $3.9 million from $4.1 million due mainly to reduced shipments of parts to the USPS.

•             Specialty Manufacturing’s revenues increased $10.0 million, or 26.1%, to $48.1 million in the second quarter of 2011 compared to $38.1 million in the second quarter of 2010. The increase was caused primarily by higher unit volume at MIC.

•                  MIC Group’s revenues increased $10.8 million, or 48.4%, to $33.3 million in the second quarter of 2011 compared to $22.4 million in the second quarter of 2010. This increase was entirely volume driven and was attributable to increased demand from oil and gas services customers for machined products and assembly services. The increase was primarily attributable to two customers, Schlumberger and Halliburton.

•                  SVG’s revenues increased $1.2 million, or 13.3%, to $9.9 million in the second quarter of 2011 compared to $8.7 million in the second quarter of 2010. The increase represents higher unit volume of $0.9 million (10.3%) and price increases of $0.3 million (3.0%). The volume increase was attributable to increased market share from two new customers that are the United States’ and Canada’s largest funeral services consolidators.

•                  EFP’s revenues decreased $2.0 million, or 29.3%, to $4.9 million in the second quarter of 2011 compared to $6.9 million in the second quarter of 2010. This decrease reflects lower unit volume shipments following the Company’s decision to exit certain unprofitable product lines principally within the recreational vehicle and construction markets.

Backlog.  Our consolidated backlog increased 53.4% to $193.7 million at June 30, 2011 compared to $126.3 million at June 30, 2010.  The December 31, 2010 backlog was $165.6 million.

•             Morgan’s backlog was $80.0 million at June 30, 2011 compared to $86.7 million at December 31, 2010 and $40.9 million at June 30, 2010. The increase in backlog over June 30, 2010 was due to a $36.9 million increase in retail orders and a $2.2 million increase in fleet orders.  The majority of fleet shipments are typically completed every year prior to June 30th.

•             TAG’s backlog was $2.6 million as of June 30, 2011 compared to $2.7 million at December 31, 2010 and $2.8 million at June 30, 2010. Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•             Morgan Olson’s backlog increased 100% to $54.8 million as of June 30, 2011 compared to $27.4 million at June 30, 2010.  The increase was due to a $21.2 million and a $6.2 million increase, respectively, in fleet and retail orders.  The increase in fleet backlog was primarily related to orders received from UPS. Backlog at December 31, 2010 was $8.9 million.

•             Specialty Manufacturing’s backlog was $56.3 million as of June 30, 2011 compared to $67.3 million at December 31, 2010 and $55.2 million at June 30, 2010.

•                  MIC Group’s backlog was $51.4 million as of June 30, 2011 compared to $62.1 million at December 31, 2010 and $50.2 million at June 30, 2010. The minimal increase from June 30, 2010 to June 30, 2011 represents increasing order levels largely offset by an improvement in the order-to-ship cycle.

•                  SVG’s backlog was $4.9 million as of June 30, 2011 compared to $5.2 million at December 31, 2010 and $5.0 million at June 30, 2010.  The small decrease in backlog is attributable to product mix as units in backlog are relatively constant.

•                  EFP maintains a minimal backlog and does not calculate it as a matter of practice.

Gross profit and cost of sales.  Gross profit of $29.5 million in the second quarter of 2011 increased $4.3 million, or 17.1%, compared to $25.2 million in the second quarter of 2010. Gross margin as a percent of revenues in the second quarter of 2011 was 14.7% compared to 15.5% in the second quarter of 2010.  The dollar increase in gross profit is attributable to the increase in revenues.  Cost of goods sold as a percentage of revenues increased from 84.5% in the second quarter of 2010 to 85.3% in the second quarter of 2011. Materials costs were 53.6% of revenues compared to 51.9% in the previous year, labor costs were 10.7% of revenues compared to 11.5% in the previous year, and overhead costs were 21.0% of revenues in both 2011 and 2010.

•             Morgan generated gross profit and gross margin of $14.6 million and 15.0%, respectively, in the second quarter of 2011, compared to $10.3 million and 14.7%, respectively, in the second quarter of 2010. The increase in gross profit margin was attributable to improvements in labor efficiency and increased absorption of overhead on increased sales partially offset by increases in material costs and inbound freight.

•             TAG generated gross profit and gross margin of $6.0 million and 18.7%, respectively, in the second quarter of 2011, compared to $7.4 million and 22.2%, respectively, in the second quarter of 2010.  The decrease in gross profit margin was due to start-up costs associated with new product introductions, increased distribution costs and the loss of volume leverage partially offset by product price increases.

•             Morgan Olson generated gross profit and gross margin of $1.9 million and 8.3%, respectively, in the second quarter of 2011, compared to $2.0 million and 9.6%, respectively, in the second quarter of 2010. The decrease in gross margin was primarily attributable to labor inefficiencies, supplier constraints related to increasing production from eight trucks per day to 30 trucks per day, and increased engineering and in research and development personnel headcount.

•             Specialty Manufacturing generated gross profit and gross margin of $7.0 million and 14.6%, respectively, in the second quarter of 2011, compared to $5.5 million and 14.4%, respectively, in the second quarter of 2010.  This increase was attributable to the following:

•                  MIC Group generated gross profit and gross margin of $4.4 million and 13.2%, respectively, in the second quarter of 2011, compared to $3.5 million and 15.7%, respectively, in the second quarter of 2010. The decrease in gross margin represents losses incurred in fulfilling unprofitable or low margin contracts partially offset by an increase in labor efficiency, more profitable contracts, price increases and increased absorption of overhead costs on increased revenues.

•                  SVG generated gross profit and gross margin of $1.7 million and 17.4%, respectively, in the second quarter of 2011, compared to $0.8 million and 8.6%, respectively, in the second quarter of 2010. The increase in gross margin was primarily attributable to reduced overhead associated with the closure of the Fort Smith, Arkansas plant.

•                  EFP generated gross profit and gross margin of $0.9 million and 18.5%, respectively, in the second quarter of 2011, compared to $1.2 million and 17.7%, respectively, in the second quarter of 2010. The increase in gross margin was due to improved product mix resulting from the elimination of the unprofitable recreational vehicle and construction product lines.

Selling and administrative expenses.  Consolidated selling and administrative expenses decreased $0.3 million, or 2.2%, to $14.1 million, 7.0% of revenues, for the quarter ended June 30, 2011 compared to $14.4 million, 8.9% of revenues, for the quarter ended June 30, 2010.

•             Morgan incurred selling and administrative expenses of $4.1 million, 4.2% of revenues, in the second quarter of 2011 compared to $3.9 million, 5.6% of revenues, in the second quarter of 2010.  The $0.2 million increase was due primarily to the effect that Morgan’s 40% increase in sales had on variable selling expenses.

•             TAG reduced selling and administrative expenses to $3.1 million, 9.6% of revenues, in the second quarter of 2011 compared to $3.4 million, 10.1% of revenues, in the second quarter of 2010.  This decrease was the result of by reduced management incentive and health insurance expense partially offset by increases in engineering personnel.

•             Morgan Olson incurred selling and administrative expenses of $1.4 million, 6.5% of revenues, in the second quarter of 2011 compared to $1.2 million, 5.8% of revenues, in the second quarter of 2010.  This increase was caused primarily by higher management incentive expense in 2011 as well as the recording of a bad debt recovery in the second quarter of 2010.

•             Specialty Manufacturing decreased selling and administrative expenses to $4.0 million, 8.4% of revenues, in the second quarter of 2011 compared to $4.1 million, 10.8% of revenues, in the second quarter of 2010.

•                  MIC Group incurred selling and administrative expenses of $2.8 million, 8.4% of revenues, in the second quarter of 2011 compared to $2.6 million, 11.5% of revenues, in the second quarter of 2010.  This increase was caused by increased headcount, increased bad debt expense and the depreciation of enterprise resource planning (“ERP”) software costs partially offset by reduced ERP implementation expenses, reduced consultant expenses and lower incentive compensation expense.

•                  SVG reduced selling and administrative expenses to $0.6 million, 6.6% of revenues, in the second quarter of 2011 compared to $0.7 million, 8.6% of revenues, in the second quarter of 2010.  This decrease was due primarily to the closure of the Forth Smith, Arkansas facility.

•                  EFP incurred selling and administrative expenses of $0.6 million, 12.4% of revenues, in the second quarter of 2011 compared to $0.8 million, 11.3% of revenues, in the second quarter of 2010. This decrease was due primarily to reduced variable selling expenses.

•             Parent selling and administrative expenses decreased to $1.5 million in the second quarter of 2011 compared to $1.8 million in the second quarter of 2010. The decrease was caused by reduced IT expenses associated with the 2010 ERP implementation, and the transfer of purchasing executives from the parent to MIC Group, partially offset by management incentive expense and amortization of previously capitalized software costs.

Closed and excess facility costs.  During the second quarter of 2010, SVG recognized $0.8 million of costs related to the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility in the current period.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $5.5 million, or 54.5%, to $15.6 million in the second quarter of 2011 compared to $10.1 million in the second quarter of 2010, and as a percentage of revenues, improved to 7.8% in 2011 compared to 6.2% in 2010.

•             Morgan’s operating income increased by $4.3 million, or 67.2%, to $10.6 million in the second quarter of 2011 compared to $6.3 million in the second quarter of 2010, and as a percentage of revenues, to 10.8% in 2011 from 9.1% in 2010.  The increase in operating income and operating income as a percentage of revenues was primarily attributable to increased revenues, operational improvements including labor efficiencies, improved material procurement and expense controls in manufacturing overhead, and selling and administrative expenses partially offset by rising material costs.

•             TAG’s operating income decreased by $1.1 million, or 28.4%, to $2.9 million in the second quarter of 2011 compared to $4.1 million in the second quarter of 2010, and as a percentage of revenues, to 9.1% in 2011 from 12.2% in 2010.  The decrease in operating income was due to lower revenues and reduced gross margin partially offset by reduced selling and administrative expenses.

•             Morgan Olson’s operating income decreased by $0.4 million, or 48.4%, to $0.4 million in the second quarter of 2011 compared to $0.8 million in the second quarter of 2010, and as a percentage of revenues, from 3.8% in 2010 to 1.8% in 2011.  The decrease in operating income and operating income as a percentage of revenues was primarily attributable to reduced gross margin and higher general and administrative expenses.

•             Specialty Manufacturing’s operating income increased by $2.3 million, or 340%, to $3.0 million in the second quarter of 2011 compared to $0.7 million in the second quarter of 2010, and as a percentage of revenues, to 6.3% in 2011 from 1.8% in 2010.

•                  MIC Group’s operating income increased by $0.6 million, or 60.5%, to $1.6 million in the second quarter of 2011 compared to $1.0 million in the second quarter of 2010, and as a percentage of revenues, to 4.8% in 2011 from 4.4% in 2010.  The improvement in operating income was primarily due to increased revenues; improved pricing, labor efficiencies and procurement initiatives partially offset by losses incurred in fulfilling unprofitable or low margin contracts.

•                 SVG’s operating income increased by $1.8 million to $1.1 million in the second quarter of 2011 compared to an operating loss of $0.7 million in the second quarter of 2010, and as a percentage of revenues, to 9.0% in 2011 from -8.7% in 2010.  The increase in operating income and margin primarily reflects the impact of the closure of the Fort Smith, Arkansas plant.

•                  EFP’s operating income decreased by $0.1 million, or 21.6%, to $0.3 million in the second quarter of 2011 compared to $0.4 million in the second quarter of 2010 and as a percentage of revenues, improved from 6.4% in 2010 to 7.1% in 2011.  The decline in operating income was due to lower volume partially offset by improved product mix and a plant overhead expense reduction initiative in EFP’s Elkhart, Indiana facility.

Interest expense.  Consolidated interest expense was $4.6 million (2.3% of net revenues) and $4.5 million (2.8% of net revenues) for the three months ended June 30, 2011 and 2010, respectively.

Income taxes.  The effective income tax rate was 38.5% and 39.8% for the three months ended June 30, 2011 and 2010, respectively, and differed from the federal statutory rate primarily because of state and foreign taxes.

Performance during the Six Months Ended June 30, 2011

Compared with the Six Months Ended June 30, 2010 (Unaudited)

Revenues.  Consolidated revenues increased $59.3 million, or 20.1%, to $354.6 million for the six months ended June 30, 2011 compared to $295.3 million for the six months ended June 30, 2010.  This increase represents higher sales volume of $55.7 million (18.9%) and price increases of $3.6 million (0.3%).  Morgan and MIC Group experienced significant volume increases due to cyclical demand improvements while revenues at TAG, SVG and EFP remained relatively flat.  Morgan Olson experienced a decline in revenues due to the timing of fleet shipments in 2011 compared to 2010.

•             Morgan’s revenues increased $47.4 million, or 41.5%, to $161.7 million in the first six months of 2011 compared to $114.3 million in the first six months of 2010. This increase resulted from higher unit sales volume of $47.0 million (41.1%) and price increases of $0.4 million (0.4%). The volume increase was attributable to an increase of $ 23.1 million in sales to fleet customers to $77.5 million, compared to $54.4 million in the prior period. Volume also grew in retail units with a sales increase of $23.8 million to $79.3 million compared to $55.5 million in the prior period. Parts and service sales remained flat at $4.5 million year over year.

•             TAG’s revenues increased $0.6 million, or 0.9%, to $63.8 million in the first six months of 2011 compared to $63.2 million in the first six months of 2010. This increase represents lower sales volume of $1.9 million (3.1%) offset by price increases of $2.5 million (4.0%).  The volume change was due to a decrease in shipment of consumer caps and tonneaus of $1.6 million and a decrease in window shipments of $0.8 million, partially offset by increases in shipments of national fleet products.

•             Morgan Olson’s revenues decreased $13.5 million, or 28.3%, to $34.2 million in the first six months of 2011 compared to $47.7 million for the first six months of 2010. This decrease resulted from lower unit sales volume of $13.6 million (28.5%) and price increases of $0.1 million (0.2%). The volume decrease was caused by the timing of fleet customer shipments in 2011 and two large retail fleet orders totaling $14.8 million produced in early 2010.  This timing difference is partially demonstrated by the UPS backlog increase of $19.8 million to $33.7 million at June 30, 2011 compared to $17.9 million at June 30, 2010. Sales of service parts and vehicle delivery income increased to $8.3 million in 2011 compared to $7.8 million in 2010.

•             Specialty Manufacturing’s revenues increased $24.7 million, or 35.2%, to $94.8 million in the first six months of 2011 compared to $70.1 million in the first six months of 2010. The increase was caused primarily by higher unit sales volume at MIC.

•                  MIC Group’s revenues increased $27.3 million, or 71.5%, to $65.5 million in the first six months of 2011 compared to $38.2 million in the first six months of 2010. This increase was entirely volume driven and was primarily the result of increased demand from oil and gas services customers for machined products and assembly services.  The increase was primarily attributable to two customers, Schlumberger and Halliburton.

•                  Specialty Vehicle Group’s revenues increased $1.0 million, or 5.2%, to $19.3 million in the first six months of 2011 compared to $18.3 million in the first six months of 2010. The increase consisted of volume, price and mix improvements on funeral vehicles of $0.9 million, $0.5 million and $0.4 million, respectively.  Unit volume increases in funeral vehicles were attributable to increased market share with two new customers that are the United States’ and Canada’s largest funeral services consolidators.

•                  EFP’s revenues decreased $3.5 million, or 26.0%, to $10.1 million in the first six months of 2011 compared to $13.6 million in the first six months of 2010. This decrease was the result of lower unit sales volumes attributable to the Company’s decision to exit certain unprofitable product lines primarily within the RV and construction market segments.

Gross profit and cost of sales.  Gross profit of $48.1 million in the first six months of 2011 increased $7.2 million, or 17.6%, compared to $40.9 million in the first six months of 2010. Gross margin in the first six months of 2011 was 13.6% compared to 13.8% in the first six months of 2010. The dollar increase in gross profit is attributable to the increase in revenues. The decrease in gross margin as a percent of revenues was due to increases at Morgan, SVG and EFP offset by decreases at TAG and Morgan Olson. Cost of goods sold as a percentage of revenues increased from 86.2% in the first six months of 2010 to 86.4% in the first six months of 2011. Materials costs were 53.1% of revenues compared to 51.3% in the previous year, labor costs were 11% of revenues compared to 12% in the previous year, and overhead costs were 22.4% of revenues compared to 22.2% in the previous year.

•             Morgan achieved gross profit and gross margin of $21.0 million and 13.0%, respectively, in the first six months of 2011, compared to $14.2 million and 12.4% respectively, in the first six months of 2010. The increase in gross profit margin is attributable to improvements in labor efficiency and increased absorption of overhead on increased sales partially offset by increases in material costs and inbound freight.

•             TAG generated gross profit and gross margin of $11.4 million and 17.9%, respectively, in the first six months of 2011, compared to $13.3 million and 21.0%, respectively, in the first six months of 2010.  The decrease in gross profit margin was due to expenses associated with a lean plant improvement project at TAG’s Midwest plant, start-up costs associated with new product introductions and freight-out cost increases partially offset by price increases.

•             Morgan Olson’s gross profit and gross margin were $2.5 million and 7.3%, respectively, in the first six months of 2011, compared to $5.2 million and 10.8%, respectively, in the first six months of 2010. The decrease in gross margin is attributable to reduced absorption of overhead costs on lower revenue, headcount additions in R&D, lean manufacturing expenses and engineering, and startup costs associated with the ramp up of volume to process the sizable backlog at June 30, 2011.

•             Specialty Manufacturing generated gross profit and gross margin of $13.2 million and 13.9%, respectively, in the first six months of 2011, compared to $8.3 million and 11.9%, respectively, in the first six months of 2010.

•                  MIC Group’s gross profit and gross margin were $8.4 million and 12.7%, respectively, in the first six months of 2011, compared to $4.9 million and 12.7%, respectively, in the first six months of 2010. Despite the increase in gross profit, the relatively flat gross margin resulted from an increase in labor efficiency, price increases and increased absorption of overhead costs on increased unit sales volume, offset primarily by losses incurred in fulfilling unprofitable or low margin contracts.

•                  SVG had gross profit and gross margin of $3.0 million and 15.6%, respectively, in the first six months of 2011, compared to $1.1 million and 6.2%, respectively, in the first six months of 2010.  The increase in gross margin is primarily attributable to reduced overhead associated with the closure of the Fort Smith, Arkansas plant.

•                  EFP generated gross profit and gross margin of $1.8 million and 18.2%, respectively, in the first six months of 2011, compared to $2.3 million and 17.1%, respectively, in the first six months of 2010. The increase in gross margin was due to improved product mix resulting from the elimination of the unprofitable recreational vehicle and construction product lines.

Selling and administrative expenses.  Consolidated selling and administrative expenses increased $0.8 million, or 2.9%, to $29.2 million, 8.2% of revenues, for the six months ended June 30, 2011 compared to $28.4 million, 9.6% of revenues, for the six months ended June 30, 2010.

•             Morgan incurred selling and administrative expenses of $8.0 million, 4.9% of revenues, in the first six months of 2011 compared to $7.2 million, 6.3% of revenues, in the six months ended June 30, 2010.  The increase was due primarily to higher variable selling expenses, increased costs of additional staffing, and higher IT and marketing expenses.

•             TAG incurred selling and administrative expenses of $6.5 million, 10.2% of revenues, in the first six months of 2011 compared to $6.8 million, 10.7% of revenues, in the six months ended June 30, 2010.  The decrease was due primarily to reduced incentive expense and lower insurance costs partially offset by increases to engineering and quality personnel.

•             Morgan Olson incurred selling and administrative expenses of $2.8 million, 8.1% of revenues, in the first six months of 2011 compared to $2.7 million, 5.6% of revenues, in the six months ended June 30, 2010.  The increase was caused primarily by lower expenses in 2010 as a result of a bad debt recovery and higher management incentive expenses in 2011 compared to 2010.

•             Specialty Manufacturing reduced selling and administrative expenses to $7.9 million, 8.3% of revenues, in the first six months of 2011 compared to $8.2 million, 11.7% of revenues, in the six months ended June 30, 2010.

•                  MIC Group incurred selling and administrative expenses of $5.2 million, 7.9% of revenues, in the first six months of 2011 compared to $5.0 million, 13.2% of revenues, in the six months ended June 30, 2010.  This increase was due primarily to higher variable selling expenses, increased headcount, bad debt accruals and depreciation of ERP software costs partially offset by reduced ERP implementation expenses, reduced consultant cost and lower incentive expenses.

•                  SVG reduced selling and administrative expenses to $1.3 million, 6.7% of revenues, in the first six months of 2011 compared to $1.7 million, 9.0% of revenues, in the six months ended June 30, 2010.  This decrease was due primarily to the closure of the Fort Smith, Arkansas facility.

•                  EFP incurred selling and administrative expenses of $1.4 million, 14.0% of revenues, in the first six months of 2011 compared to $1.5 million, 11.4% of revenues, in the six months ended June 30, 2010. The decrease in expense was due primarily to reduced variable selling expenses.

•             Parent administrative expense increased to $4.0 million in the six months ended June 30, 2011 compared to $3.5 million in the first six months of 2010. The increase was primarily due to increases in salaries for new personnel, management incentive expenses and amortization of previously capitalized ERP software costs.

Closed and excess facility costs.  During the first six months of 2010, Specialty Vehicle Group recognized $0.8 million of costs related to the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $7.4 million in the first six months of 2011 to $19.3 million, compared to $11.9 million in the first six months of 2010, and as a percentage of revenues, from to 5.4% in 2011 to 4.0% in 2010.

•             Morgan improved operating income 89%, or $6.1 million, to $13.0 million in the first six months of 2011 compared to $7.0 million in the first six months of 2010, and as a percentage of revenues from 8.0% in 2011 to 6.1% in 2010.  The increase in operating income and operating income as a percentage of revenues was driven by increased revenues and their impact on relatively fixed manufacturing overhead and selling and administrative expenses, and improved labor efficiency partially offset by rising material costs.

•             TAG’s operating income decreased by $1.6 million, or 24.1% to $4.9 million in the first six months of 2011 compared to $6.5 million in the first six months of 2010, and as a percentage of revenues decreased to 7.7% in 2011 from 10.2% in 2010.  The decrease in operating income was the result of gross margin decreases partially offset by reductions in selling and administrative expenses.

•             Morgan Olson’s operating income decreased by $2.8 million, to an operating loss of $0.3 million in the first six months of 2011, compared to operating income of $2.5 million in the first six months of 2010, and as a percentage of revenues from 5.3% in 2010 to (0.9)% in 2011.  The decrease in operating income and operating income as a percentage of revenues is primarily attributable to decreased revenues in the first half of 2011 caused by the timing of fleet customer shipments in 2011 compared to 2010.  In 2011, as demonstrated by higher backlog levels at June 30, 2011, fleet shipments are expected to be filled largely in the second and third quarters whereas in 2010 these shipments were filled in the first and second quarters.

•             Specialty Manufacturing Division’s operating income increased by $6.1 million to $5.4 million in the first six months of 2011 compared to an operating loss of $0.7 million in the first six months of 2010, and as a percentage of revenues, from 5.7% in 2011 to (0.9)% in 2010.

•                  MIC Group’s operating income increased by $3.3 million to $3.2 million in the first six months of 2011 compared to an operating loss of $0.1 million in the first six months of 2010, and as a percentage of revenues, from (0.4)% in 2010 to 4.9% in 2011.  The improvement in operating income was primarily due to increased revenues, improved pricing, labor efficiencies and procurement initiatives partially offset by losses incurred in fulfilling unprofitable or low margin contracts.

•                  SVG’s operating income increased by $3.0 million to $1.7 million in the first six months of 2011 compared to an operating loss of $1.3 million in the first six months of 2010, and as a percentage of revenues, from (6.9)% in 2010 to 8.8% in 2011.  The increase in operating income and margin mainly reflects the impact of the closure of the Fort Smith, Arkansas plant.

•                  EFP’s operating income decreased by $0.2 million, to $0.5 million in the first six months of 2011 compared to $0.7 million in the first six months of 2010, and as a percentage of revenues declined to 5.4% in 2011 compared to 5.7% in 2010.  The decline in operating income and improvement in operating income percentage was due to reduced shipments of unprofitable products to the recreational vehicle and construction markets and a plant overhead reduction in EFP’s Elkhart, Indiana facility.

Interest expense.  Consolidated interest expense was $9.1 million (2.5% of net sales) compared to $8.9 million (3.0% of net sales) for the six months ended June 30, 2011 and 2010, respectively.

Income taxes.  The effective income tax rate was 39.5% and 41.6% for the six months ended June 30, 2011 and 2010, respectively, and differed from the federal statutory rate primarily because of state and foreign taxes.

Liquidity and Capital Resources

Working capital at June 30, 2011 and December 31, 2010 was $123.7 million and $112.9 million, respectively.  Excluding cash and cash equivalents, working capital increased $18.0 million.  Average days sales outstanding in receivables at June 30, 2011 were 24.8 compared to 26.3 at June 30, 2010 and inventory turnover was 6.7 at June 30, 2011 and 8.1 at June 30, 2010.  The decrease in inventory turns is primarily attributable to a one time chassis buildup at SVG of $15.5 million and increased raw materials at Morgan secured to produce the increased backlog. The chassis build up is expected to decline in the third quarter of 2011 and end in the third quarter of 2012.  We continue to take advantage of purchase discounts as appropriate and focus on managing working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities used cash of $1.6 million in the six month period ended June 30, 2011 compared to cash generated of $5.4 million in the six-month period ended June 30, 2010.  This change was primarily due to increases in accounts receivable and inventory in the first six months of 2011, partially offset by higher earnings and an increase in accounts payable.

Investing cash flows.  Net cash used in investing activities was $4.4 million for the six months ended June 30, 2011 compared to $4.5 million for the six months ended June 30, 2010.  Investing activities for the first six months were for capital expenditures which consisted of machinery and equipment purchases mainly at Morgan, Morgan Olson, TAG and MIC.

Financing cash flows.  Net cash used by financing activities totaled $1.0 million in the six month period ended June 30, 2011 and 2010.

Our revolving credit facility has been extended through March 14, 2012 and will automatically terminate on that date.  We anticipate entering into a new revolving credit facility on similar terms with a three to five year maturity during the second half of 2011. Although there can be no assurance that we will be able to do so on acceptable terms or at all.  See “Risk Factors”.

At June 30, 2011, the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes, was 2.3 to 1, which was greater than the Indenture debt incurrence covenant of 2.0 to 1. We are prohibited from incurring additional indebtedness when the Consolidated Coverage ratio is below 2.0 to 1.  The Indenture permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business. Amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.

Our revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million for letters of credit. As of June 30, 2011, we had no borrowings under the facility and our borrowing base would have supported debt borrowings of $50.0 million under our revolving credit facility.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the remainder of 2011, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control. We cannot be certain that we will generate sufficient cash flows, and if we do not, we may have to engage in other activities such as the sale of assets to meet our cash requirements.  See “Risk Factors”.

Critical Accounting Policies

There have been no material changes in critical accounting policies during the six months ended June 30, 2011

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

Interest Rates

As of June 30, 2011, the Company had $198.8 million of 8.75% Notes outstanding with an estimated fair value of approximately $202.8 million based upon their traded value at June 30, 2011.  Market risk, estimated as the potential decrease in fair value resulting from a hypothetical 1.0% increase in interest rates, was approximately $6.2 million as of June 30, 2011.

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

Based on such evaluation, the Company’s chief executive officer and chief financial officer have concluded, including the matter described below, that its disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

In June 2011, management determined that it was necessary to amend its 2010 Annual Report on Form 10-K as a result of an error detected in the determination of depreciation reported in its Consolidated Statement of Cash Flows. Management concluded that the error was the result of a material weakness in internal controls due to the lack of adequate oversight in the preparation of its financial statements and has taken steps to improve oversight in this area by hiring additional qualified accounting personnel during the second quarter of 2011.  Management has determined that this internal control issue has been fully remediated.

Except as described in the preceding paragraph, during the three months ended June 30, 2011, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Rider 23A

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

4.13 (11)

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

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: July 18, 2011	By:	/s/Michael O’Connor
Michael O’Connor, Chief Financial Officer