Form 10-Q
period 2011-09-30
POINDEXTER J B & CO INC
filed 2011-10-31
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 3,059 shares of Common Stock, $.01 par value, of the registrant outstanding as of October 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$63,455	$58,382
Accounts receivable, net	49,705	36,023
Inventories, net	77,874	61,578
Deferred income taxes	463	463
Income tax receivable	6,141	9,287
Prepaid expenses and other	3,377	2,891
Total current assets	201,015	168,624
Property, plant and equipment, net	51,385	56,436
Goodwill	35,000	35,000
Intangible assets, net	13,046	14,299
Deferred debt issuance costs	1,923	1,817
Restricted cash	6,220	6,610
Other assets	3,831	3,938
Total assets	$312,420	$286,724
Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,757	$2,260
Accounts payable	41,968	26,966
Accrued compensation and benefits	12,179	9,647
Other accrued liabilities	13,407	16,805
Total current liabilities	69,311	55,678
Noncurrent liabilities
Long-term debt, less current portion	200,004	201,233
Deferred income taxes	6,133	3,614
Employee benefit obligations and other	8,778	8,554
Total noncurrent liabilities	214,915	213,401
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	545	529
Retained earnings (accumulated deficit)	8,163	(2,370)
Total stockholder’s equity	28,194	17,645
Total liabilities and stockholder’s equity	$312,420	$286,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

(ACCUMULATED DEFICIT) (Unaudited)

(Dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$176,328	$134,979	$530,904	$430,308
Cost of revenues	150,675	115,102	457,158	369,530
Gross profit	25,653	19,877	73,746	60,778
Selling, general and administrative expenses	14,518	13,791	43,702	42,147
Closed and excess facility costs	—	45	—	827
Other income	(146)	(72)	(537)	(202)
Operating income	11,281	6,113	30,581	18,006
Interest expense	4,538	4,425	13,652	13,339
Interest income	(12)	(17)	(36)	(44)
Income before income taxes	6,755	1,705	16,965	4,711
Income tax provision	2,402	749	6,432	1,998
Net income	4,353	956	10,533	2,713
Retained earnings (accumulated deficit) at beginning of period	3,810	1,417	(2,370)	(340)
Retained earnings at end of period	$8,163	$2,373	$8,163	$2,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,533	$2,713
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	13,171	12,088
Amortization of debt issuance costs	420	419
Provision for excess and obsolete inventory	1,646	421
Provision for doubtful accounts receivable	143	49
Deferred income tax provision	2,519	370
Other	(130)	570
Change in assets and liabilities:
Accounts receivable	(13,825)	(7,361)
Inventories	(17,942)	(7,740)
Prepaid expenses and other	(486)	(1,675)
Income tax receivable	3,146	261
Accounts payable	15,002	6,584
Other accrued liabilities	(865)	1,396
Net cash provided by operating activities	13,332	8,095
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	263	35
Purchase of property, plant and equipment	(6,905)	(10,976)
Restricted cash	390	805
Other	10	332
Net cash used in investing activities	(6,242)	(9,804)
Cash flows from financing activities:
Payments of long-term debt and capital leases	(1,507)	(1,445)
Payments of deferred bond issuance costs	(526)	—
Net cash used in financing activities	(2,033)	(1,445)

Effect of exchange rate on cash	16	25

Change in cash and cash equivalents	5,073	(3,129)
Cash and cash equivalents at beginning of period	58,382	54,176
Cash and cash equivalents at end of period	$63,455	$51,047

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

(2) Basis of Presentation and Opinion of Management.

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, following the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished reflects all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted following such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented understandable. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 13, 2011 and June 15, 2011 on Form 10-K and Form 10-K/A, respectively.

(3) Segment Data.

The following is a summary of the business segment data (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Morgan	$64,785	$44,309	$226,519	$158,609
Truck Accessories	30,335	31,990	94,156	95,231
Morgan Olson	38,114	18,872	72,361	66,585
Specialty Manufacturing	43,094	39,808	137,868	109,883
Total Revenues	$176,328	$134,979	$530,904	$430,308

Operating Income (Loss):
Morgan	$4,294	$964	$17,305	$7,841
Truck Accessories	2,874	3,617	7,769	10,076
Morgan Olson	3,417	1,229	3,119	3,742
Specialty Manufacturing	2,845	2,365	8,281	1,732
Parent	(2,149)	(2,062)	(5,893)	(5,385)
Total Operating Income	$11,281	$6,113	$30,581	$18,006

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	September 30, 2011	December 31, 2010
Total Assets as of:
Morgan	$53,899	$38,574
Truck Accessories	59,101	56,553
Morgan Olson	21,458	9,430
Specialty Manufacturing	122,240	118,242
Parent	55,722	63,925
	$312,420	$286,724

Morgan has two customers (truck leasing and rental companies) that together accounted for approximately 60% and 61% of Morgan’s revenues during each of the nine months ended September 30, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $6,008 and $2,323 at September 30, 2011 and December 31, 2010, respectively.

Morgan Olson has one customer (a delivery service company) that accounted for 54% and 41% of Morgan Olson’s revenues during each of the nine months ended September 30, 2011 and 2010, respectively.  Accounts receivable from this customer totaled $3,507 and $109 at September 30, 2011 and December 31, 2010, respectively.

Specialty Manufacturing’s revenues are concentrated among international oilfield service companies, with two customers that accounted for approximately 53% and 51% of Specialty Manufacturing’s revenues during each of the nine months ended September 30, 2011 and 2010, respectively.  Accounts receivable from these customers totaled $8,135 and $8,272 at September 30, 2011 and December 31, 2010, respectively.

The Company, on a consolidated basis, had five customers that accounted for approximately 47% and 42% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. Accounts receivable from these customers totaled $17,650 and $10,704 at September 30, 2011 and December 31, 2010, respectively. These were customers of Morgan, Morgan Olson and Specialty Manufacturing. Morgan had two customers, Penske and Ryder, which individually accounted for more than 10% of the Company’s revenues during the nine months ending September 31, 2011 and 2010.  Penske accounted for approximately 13% and 11% of the Company’s total revenues for the nine months ending September 30, 2011 and 2010, respectively.  Accounts receivable for Penske were $3,807 and $1,036 at September 30, 2011 and December 31, 2010, respectively.  Ryder accounted for approximately 12% of the Company’s total revenues for the nine months ending September 30, 2011 and December 31, 2010.  Accounts receivable for Ryder were $2,201 and $1,287 at September 30, 2011 and December 31, 2010, respectively.

(4) Comprehensive Income.

The components of comprehensive income were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income	$4,353	$956	$10,533	$2,713
Foreign currency translation gain	8	331	16	222
Comprehensive income	$4,361	$1,287	$10,549	$2,935

(5) Inventories.

Consolidated inventories, net, consisted of the following:

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	September 30,	December 31,
	2011	2010
Raw materials	$48,320	$27,246
Work in process	21,424	19,978
Finished goods	8,130	14,354
Total inventories	$77,874	$61,578

(6) Deferred Bond Issuance Costs.

During the second and third quarters of 2011, the Company incurred bond issuance costs of $526 associated with a prospective $200 million bond offering to replace the existing $200 million bond obligation due in 2014.  If the Company chooses to postpone the bond offering past 2011, the deferred issuance costs will be expensed in the fourth quarter of 2011.  Should the proposed bond offering be successfully executed, $1,397 of remaining deferred financing costs at September 30, 2011 associated with the Senior Notes due in 2014 will be expensed.

(7) Restricted Cash.

Restricted cash represents a cash reserve deposited in an escrow account to secure the self-insured portion of the Company’s insurance programs.  This reserve is based on known facts and historical industry trends.  The balance of the reserve as of September 30, 2011 and December 31, 2010 was $6,220 and $6,610, respectively.

(8) Long-Term Debt and Fair Value of Financial Instruments.

The fair value of the Company’s 8.75% Notes is determined under the Financial Accounting Standards Board (“FASB”) guidance on fair value measurements that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  As of September 30, 2011 and December 31, 2010, the Company had $198,800 of 8.75% Notes outstanding and included in long-term debt with estimated fair values of approximately $198,800 and $199,598, based upon its traded values at September 30, 2011 and December 31, 2010, respectively.  The estimated fair values are measured using quoted prices (unadjusted) for identical assets and liabilities in active markets that the entity has the ability to access as of the measurement date. Other financial instruments consist of cash and cash equivalents, receivables and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes, approximates fair value due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.

(9) Supplemental Cash Flow Information.

The supplemental cash flow information for the nine months ended September 30, 2011 and 2010 was as follows:

	2011	2010
Cash paid for interest	$17,771	$17,758
Cash paid for income taxes	230	1,406

(10) Income Taxes.

The income tax provision for the periods ended September 30, 2011 and 2010 was recorded based on the Company’s estimated annual effective tax rate.

The Company reports a liability for tax positions taken that will more likely than not result in additional tax payments

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

in the event of examination by the federal, state or foreign taxing jurisdictions in which the Company operates (“uncertain tax positions”) and classifies related interest and penalties on late payment of taxes as income tax expense in the financial statements.   The total amount of accrued interest and penalties related to these tax positions was $439 at September 30, 2011 and $435 at December 31, 2010.  This decrease was mainly due to lapses of statutes of limitations on certain filings.

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

(11) Contingencies.

Claims and Lawsuits.  The Company is involved in claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Letters of Credit and Other Commitments.  The Company had $59 and $1,360 in standby letters of credit outstanding at September 30, 2011 and December 31, 2010, respectively. The balance at September 30, 2011 is for legacy self-insurance reserves while the balance at December 31, 2010 consisted of $360 of similar insurance reserves and $1,000 related to a chassis bailment pool at Morgan. Due to the improvement in Company performance, the supplier released the requirement for the letter of credit securing the bailment pool during the first quarter of 2011.

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

(12) Closed and Excess Facility Costs.

In 2010, Specialty Vehicle Group or SVG initiated a plan for the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.  SVG completed the consolidation of the funeral coach manufacturing operations and recorded a closed and excess facility charge of $827.  The consolidation of the limousine manufacturing operations was completed in the fourth quarter of 2010.

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

Morgan Olson, LLC. Morgan Olson, LLC, or Morgan Olson, manufactures step van bodies for parcel, food, newspaper, uniform, linen and other delivery applications.  Step vans, which enable the driver of the truck to easily access the cargo area, are specialized vehicles designed for multiple-stop applications.  Except for the truck chassis on which it is mounted, Morgan Olson manufactures the complete vehicle, including the fabrication of the body, the installation of windows, doors, the instrument panel, seating and wiring and finishes the truck with paint and decal application.  The step van bodies are installed on chassis provided by Morgan Olson’s customers.  The principal raw materials used by Morgan Olson include steel and aluminum and a variety of automotive components.

Specialty Manufacturing consists of three business units, MIC Group, LLC, Specialty Vehicle Group and EFP, LLC.

MIC Group, LLC. MIC Group, LLC, or MIC, provides high-precision machining and parts assembly for the oil and gas services industry.  MIC offers an array of services including computer-controlled precision machining, electrical discharge machining, electron beam welding, trepanning, gun drilling and electromechanical assembly.  MIC operates six plants, located in the United States, Mexico and Malaysia.  The principal raw materials used by MIC are ferrous and nonferrous materials including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium copper alloys and aluminum.

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

Morgan.  Morgan’s revenues depend on the replacement cycle for delivery trucks that are primarily used in general freight, parcel delivery and distribution applications.  While customers typically replace delivery trucks every six to seven years, timing is directly impacted by general economic conditions.  In a weaker economy, as was the case between 2008 and 2010, customers often defer the purchase of new delivery trucks or may retire old trucks without replacement.  In a stronger economy, customers may make purchases that were deferred in prior years, replacing vehicles at a more rapid rate.

Customer mix also influences revenues at Morgan.  In recent years, demand from large fleet operators such as Penske and Ryder has outpaced industry rates of growth as many smaller companies turn to leasing vehicles instead of purchasing them.  As a result of its historically high market share with large fleet operators and a resurgent retail truck market, Morgan has recently capitalized on this trend reporting a revenue increase of 43% in the first nine months of 2011, compared to the first nine months of 2010, much of which was derived from fleet operators.

TAG.  TAG’s revenues are directly related to sales of new pickup trucks.  Pickup truck sales are cyclical and depend on general economic conditions and other factors that affect the automotive industry such as consumer preferences, fuel costs, consumer spending levels, new model introductions and interest rates.

While light duty pickup truck sales continued to improve in 2011, TAG’s unit sales were one percent lower than the comparable period last year. We believe this is due to a decline in general consumer confidence and a higher proportion of pickup trucks being sold to commercial customers that are less likely to install tonneaus and caps.  However, better economic conditions have increased demand for TAG’s recently upgraded commercial fleet and vocational products including marine dock boxes and hoods for commercial vehicles such as UPS step vans.  TAG’s near term growth rate is anticipated to increase as it uses its scale and national footprint to further its relationships with fleet operators, leasing companies and vehicle fleet upfitters.

Morgan Olson. Morgan Olson’s revenues are affected by factors similar to those that influence Morgan.  Additionally, the step van market is not growing and may be declining, perhaps as a consequence of the lesser fuel efficiency of step vans relative to smaller delivery vehicles. To provide an alternative for customers seeking enhanced fuel economy in smaller vehicles, Morgan Olson has entered into development arrangements with chassis manufacturers including Sprinter, Workhorse and Freightliner Custom Chassis to adapt their fuel efficient chassis to step van applications.

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

Specialty Manufacturing’s business environment and outlook are related to those of its three business units (MIC, SVG and EFP) as follows:

MIC. MIC’s revenues depend on activity in the energy services industry. Global consumption of energy, with oil as the major component, is projected to increase steadily, partly as a result of demand in China and other economically developing nations. In addition, technical advances in drilling will likely cause more challenging oil exploration activities.  Advanced drilling methods such as horizontal drilling, hydraulic fracking, and deep-hole and deep-sea excavation require the high-precision and highly machined assemblies produced by MIC which we believe will lead to increased revenue despite challenges facing the industry.

SVG.  Despite a growing population, services in the funeral industry are slowly trending away from traditional

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

burials toward cremations.  As a result, there has been consolidation in the industry and its supplier base, including the funeral vehicle segment.  SVG is one of the two remaining funeral vehicle manufacturers in the United States and Canada and its improving market share has more than compensated for decreased industry demand.  To combat the decline of the funeral services industry, SVG now utilizes its skilled workforce, design skills and reputation for quality to develop and merchandise other vehicles, including armored limousines.

SVG’s revenues are impacted by the introduction of new chassis platforms. After 10 years of unchanged chassis, SVG has begun to sell vehicles fabricated on the new Lincoln MKT coach and the Cadillac executive sedan. It will offer a completely redesigned hearse based on another Cadillac chassis scheduled to become available in 2012.

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

Parent.  J.B. Poindexter & Co., Inc. adheres to a lean model, with the corporate parent responsible only for those functions best administered on a centralized basis.  These include strategic planning, financing, accounting controls and financial reporting, human resources, insurance, and environmental and workplace safety compliance.

The following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

•                  Morgan’s sales of truck bodies, parts and services;

•                  Truck Accessories’ sales of pickup truck caps and tonneaus and trailer door and window components;

•                  MIC’s sales of precision-machined parts and assembly services;

•                  Morgan Olson’s sales of step van and other truck bodies, parts and services;

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

Selling and administrative expenses.  Selling and administrative expenses are made up of the costs of selling our products and administrative costs related to information technology, accounting, finance and human resources.  Costs include personnel and related expenses, including travel, equipment and facility rent expense not associated with manufacturing activities and professional services such as audit fees.  Selling and administrative expenses also include our costs at corporate headquarters to manage and provide support to our operating subsidiaries.

Other income and expense.  Income and expenses that we incur during the year that are nonrecurring in nature and not directly comparable to the prior year are included in other income and expense or are separately identified.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Results of Operations

Performance during the Quarter Ended September 30, 2011

Compared with the Quarter Ended September 30, 2010 (Unaudited)

Revenues.  Our consolidated revenues increased $41.3 million, or 30.6%, to $176.3 million for the quarter ended September 30, 2011 compared to $135.0 million for the quarter ended September 30, 2010.  This increase represents higher sales volume of $38.0 million (28.1%) and price increases of $3.3 million (2.5%).  Morgan, Morgan Olson and MIC Group experienced volume increases due to cyclical demand improvements while SVG improved due to increased market share.  Revenues at TAG decreased as a result of softening demand for consumer pickup truck caps while EFP decreased in revenue following its exit from unprofitable product lines.

•             Morgan’s revenues increased $20.5 million, or 46.3%, to $64.8 million in the third quarter of 2011 compared to $44.3 million in the third quarter of 2010. This increase represents higher sales volume of $18.6 million (42.0%) and price increases of $1.9 million (4.3%). The volume increase was primarily attributable to an increase of $17.6 million in sales to retail customers.  Fleet customer volume increased $0.3 million.  Parts, service and delivery sales increased $0.7 million.  The price increase was attributable to fleet units, $0.4 million, and retail units, $1.5 million.

•             TAG’s revenues decreased $1.7 million, or 5.3%, to $30.3 million in the third quarter of 2011 compared to $32.0 million in the third quarter of 2010.  This decrease represents lower sales volume of $2.6 million (-8.1%) offset by price increases of $0.9 million (2.8%).  The volume change was due to decreases in shipments of consumer caps and tonneaus of $2.1 million, window and door shipments of $0.3 million, and specialty and other products of $0.2 million.  The price increase was attributable to consumer caps and tonneaus of $0.8 million, and windows and doors of $0.1 million.

•             Morgan Olson’s revenues increased $19.2 million, or 102%, to $38.1 million in the third quarter of 2011 compared to $18.9 million for the third quarter of 2010. The volume increase was due to increased sales to fleet customers (United Parcel Service or “UPS” and Federal Express or “FedEx”) of $18.4 million, increased sales to retail customers of $1.3 million, partially offset by a decrease in part shipments and delivery income of $0.5 million. The third quarter fleet sales increase was largely impacted by the timing of fleet customer shipments in 2011 compared to 2010.  The decrease in sales of service parts and delivery income was due mainly to reduced shipments of parts to the USPS.

•             Specialty Manufacturing’s revenues increased $3.3 million, or 8.3%, to $43.1 million in the third quarter of 2011 compared to $39.8 million in the third quarter of 2010. The increase was caused by higher unit volume at MIC and SVG.

•                  MIC Group’s revenues increased $4.3 million, or 16.3%, to $30.7 million in the third quarter of 2011 compared to $26.4 million in the third quarter of 2010. This increase represents higher sales volume of $4.0 million (15.2%) and price increases of $0.3 million (1.1%). The volume increase was attributable to increased demand from oil and gas services customers for machined products and assembly services.

•                  SVG’s revenues increased $0.9 million, or 12.9%, to $7.9 million in the third quarter of 2011 compared to $7.0 million in the third quarter of 2010. The increase represents higher unit volume of $0.7 million (10.0%) and price increases of $0.2 million (2.9%). The volume increase was attributable to increased market share from two new customers representing the United States’ and Canada’s largest funeral services providers.

•                  EFP’s revenues decreased $1.9 million, or 29.7%, to $4.5 million in the third quarter of 2011 compared to $6.4 million in the third quarter of 2010. The decrease was attributable to lower unit volume shipments following the Company’s decision to exit certain unprofitable product lines principally within the recreational vehicle and construction markets.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Backlog.  Our consolidated backlog increased 62.3% to $193.3 million at September 30, 2011 compared to $119.1 million at September 30, 2010.  The December 31, 2010 backlog was $165.6 million.

•             Morgan’s backlog was $96.8 million at September 30, 2011 compared to $86.7 million at December 31, 2010 and $34.1 million at September 30, 2010. The increase in backlog compared to September 30, 2010 was due to a $42.7 million increase in backlog from retail customers and a $20.0 million increase in backlog from fleet customers.

•             TAG’s backlog was $2.6 million as of September 30, 2011 and December 31, 2010 and $2.4 million at September 30, 2010. Production consists primarily of made to order units and backlog represents approximately two weeks of production.

•             Morgan Olson’s backlog was $31.0 million as of September 30, 2011 compared to $8.9 million at December 31, 2010 and $16.5 million at September 30, 2010.  The increase of 87.9% over September 30, 2010 was due to a $6.2 million and an $8.3 million increase, respectively, in fleet and retail orders.  The increase in fleet backlog was primarily related to orders received from UPS and FedEx.

•             Specialty Manufacturing’s backlog was $62.9 million as of September 30, 2011 compared to $67.3 million at December 31, 2010 and $66.1 million at September 30, 2010.

•                  MIC Group’s backlog was $53.0 million as of September 30, 2011 compared to $62.1 million at December 31, 2010 and $62.1 million at September 30, 2010. The decrease from September 2010 by $9.2 million was primarily the result of one significant customer modifying its ordering pattern in an effort to decrease their inventory levels.

•                  SVG’s backlog was $9.9 million as of September 30, 2011 compared to $5.2 million at December 31, 2010 and $4.0 million at September 30, 2010.  The increase is primarily attributable to initial orders for the new Lincoln MKT model.  Lincoln MKT units account for $4.9 million of the current backlog.

•                  EFP maintains a minimal backlog and does not calculate it as a matter of practice.

Gross profit and cost of revenues.  Gross profit increased $5.8 million, or 29.1%, to $25.7 million in the third quarter of 2011, compared to $19.9 million in the third quarter of 2010. Gross margin as a percent of revenues in the third quarter of 2011 was 14.5% compared to 14.7% in the third quarter of 2010.  The increase in gross profit is primarily attributable to the increase in revenues.  Cost of revenues as a percentage of revenues increased from 85.3% in the third quarter of 2010 to 85.5% in the third quarter of 2011. Materials costs were 55.4% of revenues compared to 53.0% in the previous year, labor costs were 12.3% of revenues compared to 14.2% in the previous year, and overhead costs were 17.8% of revenues compared to 18.1% in the previous year.

•             Morgan generated gross profit and gross margin of $8.2 million and 12.6%, respectively, in the third quarter of 2011, compared to $4.7 million and 10.6%, respectively, in the third quarter of 2010. The increase in gross profit margin was attributable to improvements in labor efficiency and increased absorption of overhead on increased sales partially offset by increases in material costs.

•             TAG generated gross profit and gross margin of $5.7 million and 18.9%, respectively, in the third quarter of 2011, compared to $6.9 million and 21.5%, respectively, in the third quarter of 2010.  The decrease in gross profit margin was due to start-up costs associated with new product introductions, increased distribution costs and the loss of volume leverage on fixed overhead costs partially offset by product price increases.

•             Morgan Olson generated gross profit and gross margin of $4.9 million and 12.9%, respectively, in the third quarter of 2011, compared to $2.6 million and 13.7%, respectively, in the third quarter of 2010. The decrease in gross margin was primarily attributable to increased materials costs associated with a higher material content, lower-margin sales mix and loss of efficiency due to the high concentration of sales to be produced in a limited time period.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

•             Specialty Manufacturing generated gross profit and gross margin of $6.8 million and 15.8%, respectively, in the third quarter of 2011, compared to $5.7 million and 14.4%, respectively, in the third quarter of 2010.  This increase was attributable to the following:

•                  MIC Group generated gross profit and gross margin of $4.6 million and 14.9%, respectively, in the third quarter of 2011, compared to $3.7 million and 13.9%, respectively, in the third quarter of 2010. The increase in gross margin was primarily due to price increases and decreased material costs partially offset by increases in labor and overhead.

•                  SVG generated gross profit and gross margin of $1.4 million and 18.2%, respectively, in the third quarter of 2011, compared to $0.9 million and 13.2%, respectively, in the third quarter of 2010. The increase in gross margin was primarily attributable to overhead eliminated due to the closure of the Fort Smith, Arkansas facility in 2010.

•                  EFP generated gross profit and gross margin of $0.8 million and 18.2%, respectively, in the third quarter of 2011, compared to $1.1 million and 18.1%, respectively, in the third quarter of 2010. The increase in gross margin was due to improved product mix resulting from the elimination of the unprofitable recreational vehicle and construction product lines partially offset by the loss of volume leverage.

Selling and administrative expenses.  Consolidated selling and administrative expenses increased $0.7 million, or 5.3%, to $14.5 million, 8.2% of revenues, for the quarter ended September 30, 2011 compared to $13.8 million, 10.2% of revenues, for the quarter ended September 30, 2010.

•             Morgan incurred selling and administrative expenses of $3.9 million, 6.0% of revenues, in the third quarter of 2011 compared to $3.7 million, 8.4% of revenues, in the third quarter of 2010.  The increase was due primarily to the effect that Morgan’s 46.3% increase in sales had on variable selling expenses.

•             TAG reduced selling and administrative expenses to $2.9 million, 9.5% of revenues, in the third quarter of 2011 compared to $3.2 million, 10.1% of revenues, in the third quarter of 2010.  This decrease was the result of a reduction in variable selling expenses and lower workmen’s compensation and health insurance expense.

•             Morgan Olson incurred selling and administrative expenses of $1.5 million, 3.9% of revenues, in the third quarter of 2011 compared to $1.4 million, 7.2% of revenues, in the third quarter of 2010.  This increase was caused primarily by higher professional service and marketing expenses.

•             Specialty Manufacturing decreased selling and administrative expenses to $4.0 million, 9.2% of revenues, in the third quarter of 2011 compared to $3.4 million, 8.4% of revenues, in the third quarter of 2010.

•                  MIC Group incurred selling and administrative expenses of $2.8 million, 9.1% of revenues, in the third quarter of 2011 compared to $2.0 million, 7.5% of revenues, in the third quarter of 2010.  This increase was attributable to higher information technology support costs, depreciation of enterprise resource planning (“ERP”) software costs and increased variable selling expenses.

•                  SVG incurred selling and administrative expenses of $0.6 million, 8.2% of revenues, in the third quarter of 2011 compared to $0.6 million, 8.6% of revenues, in the third quarter of 2010.

•                  EFP incurred selling and administrative expenses of $0.6 million, 12.2% of revenues, in the third quarter of 2011 compared to $0.8 million, 12.1% of revenues, in the third quarter of 2010. This decrease was due primarily to reduced variable selling expenses.

•             Parent selling and administrative expenses increased to $2.3 million in the third quarter of 2011 compared to $2.1 million in the third quarter of 2010. The increase was the result of higher management incentive expense and amortization of previously capitalized software costs.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Closed and excess facility costs.  During the third quarter of 2010, SVG recognized $0.1 million of costs related to the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility in the current period.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $5.2 million, or 85.2%, to $11.3 million in the third quarter of 2011 compared to $6.1 million in the third quarter of 2010, and as a percentage of revenues, improved to 6.4% in 2011 compared to 4.5% in 2010.

•             Morgan’s operating income increased by $3.3 million, or 330%, to $4.3 million in the third quarter of 2011 compared to $1.0 million in the third quarter of 2010, and as a percentage of revenues, increased to 6.6% in 2011 from 2.2% in 2010. The increase in operating income and operating income as a percentage of revenues was primarily attributable to increased revenues, operational improvements including labor efficiencies, expense controls in manufacturing overhead, and selling and administrative expenses partially offset by rising material costs.

•             TAG’s operating income decreased by $0.7 million, or 19.4%, to $2.9 million in the third quarter of 2011 compared to $3.6 million in the third quarter of 2010, and as a percentage of revenues, decreased to 9.5% in 2011 from 11.3% in 2010.  The decrease in operating income was due to lower revenues and reduced gross margin partially offset by reduced selling and administrative expenses.

•             Morgan Olson’s operating income increased by $2.2 million, or 183%, to $3.4 million in the third quarter of 2011 compared to $1.2 million in the third quarter of 2010, and as a percentage of revenues, increased to 9.0% in 2011 from 6.5% in 2010.  The increase in operating income and operating income as a percentage of revenues was primarily attributable to increased revenues and selling and administrative expense controls.

•             Specialty Manufacturing’s operating income increased by $0.4 million, or 16.7%, to $2.8 million in the third quarter of 2011 compared to $2.4 million in the third quarter of 2010, and as a percentage of revenues, to 6.6% in 2011 from 5.9% in 2010.

•                  MIC Group’s operating income increased by $0.1 million, or 5.9%, to $1.8 million in the third quarter of 2011 compared to $1.7 million in the third quarter of 2010, and as a percentage of revenues, decreased to 5.8% in 2011 from 6.5% in 2010.  The improvement in operating income was primarily due to increased revenues; improved pricing, labor efficiencies and procurement initiatives partially offset by losses incurred in completing unprofitable or low-margin contracts and higher ERP depreciation expense.  The decline in operating income as a percent of revenues was primarily due to increased selling and administrative expenses.

•                  SVG’s operating income increased by $0.5 million, or 167%, to $0.8 million in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010, and as a percentage of revenues, improved to 10.0% in 2011 from 3.9% in 2010.  The increase in operating income and margin primarily reflects the impact of the closure of the Fort Smith, Arkansas facility.

•                  EFP’s operating income decreased by $0.1 million, or 25%, to $0.3 million in the third quarter of 2011 compared to $0.4 million in the third quarter of 2010 and as a percentage of revenues, improved to 6.2% in 2011 from 6.0% in 2010.  The decline in operating income was due to lower volume partially offset by improved product mix and a plant overhead expense reduction initiative in EFP’s Elkhart, Indiana facility.

Interest expense.  Consolidated interest expense was $4.5 million (2.6% of net revenues) and $4.4 million (3.3% of net revenues) for the three months ended September 30, 2011 and 2010, respectively.

Income taxes.  The effective income tax rate was 35.6% and 43.9% for the three months ended September 30, 2011 and 2010, respectively, and differed from the federal statutory rate primarily because of state income tax and federal permanent income tax differences for the three months ended September 30, 2011, and state income tax and foreign taxes for the three months ended September 30, 2010.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Performance during the Nine Months Ended September 30, 2011

Compared with the Nine Months Ended September 30, 2010 (Unaudited)

Revenues.  Consolidated revenues increased $100.6 million, or 23.4%, to $530.9 million for the nine months ended September 30, 2011 compared to $430.3 million for the nine months ended September 30, 2010.  This increase represents higher sales volume of $93.4 million (21.7%) and price increases of $7.2 million (1.7%).  Morgan, MIC, Morgan Olson and SVG experienced volume increases due to cyclical demand improvements while SVG also improved due to increased market share. Revenues at TAG remained relatively flat.  EFP revenues declined due to the company’s decision to exit unprofitable product lines.

•             Morgan’s revenues increased $67.9 million, or 42.8%, to $226.5 million in the first nine months of 2011 compared to $158.6 million in the first nine months of 2010. This increase resulted from higher unit sales volume of $64.7 million (40.8%) and price increases of $3.2 million (2.0%). The volume increase was attributable to increases in sales to commercial and consumer rental fleet customers of $22.6 million, an increase in retail sales of $40.5 million, an increase in parts and service sales of $0.5 million, and higher delivery income of $1.1 million.  The price increase attributable to fleet products was $1.2 million, and to retail products was $2.0 million.

•             TAG’s revenues decreased $1.1 million, or 1.2%, to $94.1 million in the first nine months of 2011 compared to $95.2 million in the first nine months of 2010. This decrease represents lower sales volume of $3.7 million (-3.9%) offset by price increases of $2.6 million (2.7%).  The volume change was due to a decrease in shipment of consumer caps and tonneaus of $2.5 million and a decrease in window shipments of $1.6 million, partially offset by increases in vocational product shipments of $0.4 million.

•             Morgan Olson’s revenues increased $5.8 million, or 8.7%, to $72.4 million in the first nine months of 2011 compared to $66.6 million for the first nine months of 2010. This increase resulted from higher unit sales volume of $5.6 million (8.5%) and price increases of $0.1 million (0.2%). The volume increase was due to increased sales to fleet customers of $8.5 million, partially offset by decreased sales to retail customers of $2.8 million, and decreased part shipments and delivery income of $0.1 million.

•             Specialty Manufacturing’s revenues increased $28.0 million, or 25.5%, to $137.9 million in the first nine months of 2011 compared to $109.9 million in the first nine months of 2010. The increase was caused primarily by higher unit sales volume at MIC.

•                  MIC Group’s revenues increased $31.6 million, or 48.9%, to $96.2 million in the first nine months of 2011 compared to $64.6 million in the first nine months of 2010. This increase resulted from higher unit sales volume of $31.1 million (48.1%) and price increases of $0.5 million (0.8%). This volume increase was primarily the result of increased demand from oil and gas services customers for machined products and assembly services.  The increase was primarily attributable to two customers, Schlumberger and Halliburton.

•                  Specialty Vehicle Group’s revenues increased $1.8 million, or 7.1%, to $27.1 million in the first nine months of 2011 compared to $25.3 million in the first nine months of 2010. The increase consisted of volume, price and mix improvements on funeral vehicles of $0.7 million, $0.7 million and $0.4 million, respectively.  Unit volume increases in funeral vehicles were attributable to increased market share with two new customers that are the United States’ and Canada’s largest funeral services consolidators.

•                  EFP’s revenues decreased $5.4 million, or 27.0%, to $14.6 million in the first nine months of 2011 compared to $20.0 million in the first nine months of 2010. This decrease was the result of lower unit sales volumes attributable to the Company’s decision to exit certain unprofitable product lines primarily within the recreational vehicle and construction market segments.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Gross profit and cost of revenues.  Gross profit increased $12.9 million, or 21.2%, to $73.7 million in the first nine months of 2011 compared to $60.8 million in the first nine months of 2010.  Gross margin in the first nine months of 2011 was 13.9% compared to 14.1% in the first nine months of 2010. The increase in gross profit was attributable to the increase in revenues. The decrease in gross margin as a percent of revenues was due to decreases at TAG and Morgan Olson partially offset by increases at Morgan, MIC, SVG and EFP.  Cost of revenues as a percentage of revenues increased from 85.9% in the first nine months of 2010 to 86.1% in the first nine months of 2011. Materials costs were 56.2% of revenues compared to 53.9% in the previous year, labor costs were 11.9% of revenues compared to 13.2% in the previous year, and overhead costs were 18.0% of revenues compared to 18.8% in the previous year.

•             Morgan achieved gross profit and gross margin of $29.2 million and 12.9%, respectively, in the first nine months of 2011, compared to $18.9 million and 11.9%, respectively, in the first nine months of 2010.  The increase in gross profit margin is attributable to improvements in labor efficiency and increased absorption of overhead on increased sales partially offset by increases in material costs.

•             TAG generated gross profit and gross margin of $17.2 million and 18.2%, respectively, in the first nine months of 2011, compared to $20.1 million and 21.1%, respectively, in the first nine months of 2010.  The decrease in gross profit margin was due to expenses associated with a lean plant improvement project at TAG’s Midwest plant, start-up costs associated with new product introductions and increases in freight-out cost partially offset by price increases.

•             Morgan Olson’s gross profit and gross margin were $7.4 million and 10.2%, respectively, in the first nine months of 2011, compared to $7.7 million and 11.6%, respectively, in the first nine months of 2010.  The decrease in gross margin was attributable to higher material costs and labor inefficiencies related to a volume ramp up to process a sizable backlog.

•             Specialty Manufacturing generated gross profit and gross margin of $20.0 million and 14.5%, respectively, in the first nine months of 2011, compared to $14.1 million and 12.8%, respectively, in the first nine months of 2010.

•                  MIC Group’s gross profit and gross margin were $12.9 million and 13.4%, respectively, in the first nine months of 2011, compared to $8.5 million and 13.2%, respectively, in the first nine months of 2010. The relatively flat gross margin resulted from increases in price, labor efficiency, and sales volume leverage on overhead costs, offset primarily by losses incurred in completing unprofitable or low margin contracts, the majority of which were eliminated up to and during the third quarter of 2011.

•                  SVG had gross profit and gross margin of $4.4 million and 16.3%, respectively, in the first nine months of 2011, compared to $2.1 million and 8.3%, respectively, in the first nine months of 2010.  The increase in gross margin is primarily attributable to reduced overhead associated with the closure of the Fort Smith, Arkansas plant.

•                  EFP generated gross profit and gross margin of $2.6 million and 18.2%, respectively, in the first nine months of 2011, compared to $3.5 million and 17.4%, respectively, in the first nine months of 2010. The increase in gross margin was due to improved product mix resulting from the elimination of the unprofitable recreational vehicle and construction product lines.

Selling and administrative expenses.  Consolidated selling and administrative expenses increased $1.6 million, or 3.7%, to $43.7 million, 8.2% of revenues, for the nine months ended September 30, 2011 compared to $42.1 million, 9.8% of revenues, for the nine months ended September 30, 2010.

•             Morgan incurred selling and administrative expenses of $11.9 million, 5.3% of revenues, in the first nine months of 2011 compared to $10.9 million, 6.9% of revenues, in the nine months ended September 30, 2010.  The increase was due primarily to higher variable selling expenses, increased costs of additional staffing, and higher IT and marketing expenses.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

•             TAG incurred selling and administrative expenses of $9.4 million, 10.0% of revenues, in the first nine months of 2011 compared to $10.0 million, 10.5% of revenues, in the nine months ended September 30, 2010.  The decrease was due primarily to lower variable selling expenses and reduced insurance costs.

•             Morgan Olson incurred selling and administrative expenses of $4.3 million, 5.9% of revenues, in the first nine months of 2011 compared to $4.0 million, 6.0% of revenues, in the nine months ended September 30, 2010.  The increase was caused primarily by higher variable selling expenses and increased recruiting and ERP expenses.

•             Specialty Manufacturing incurred selling and administrative expenses of $11.8 million, 8.6% of revenues, in the first nine months of 2011 compared to $11.6 million, 10.5% of revenues, in the nine months ended September 30, 2010.

•                  MIC Group incurred selling and administrative expenses of $8.0 million, 8.2% of revenues, in the first nine months of 2011 compared to $7.0 million, 10.8% of revenues, in the nine months ended September 30, 2010.  This increase was due primarily to higher variable selling expenses, increased headcount and depreciation of ERP software costs partially offset by reduced ERP implementation expenses and reduced consultant costs.

•                  SVG reduced selling and administrative expenses to $1.9 million, 7.3% of revenues, in the first nine months of 2011 compared to $2.3 million, 8.9% of revenues, in the nine months ended September 30, 2010.  This decrease was due primarily to the closure of the Fort Smith, Arkansas facility.

•                  EFP reduced selling and administrative expenses to $1.9 million, 13.4% of revenues, in the first nine months of 2011 compared to $2.3 million, 11.6% of revenues, in the nine months ended September 30, 2010. The decrease in expense was due primarily to reduced variable selling expenses and reduced employee insurance costs partially offset by an increase in administrative salaries and a prior year reduction in the bad debt allowance which did not repeat in 2011.

•             Parent administrative expenses increased to $6.3 million in the nine months ended September 30, 2011 compared to $5.6 million in the first nine months of 2010. The increase was primarily due to increases in salaries for new personnel, management incentive expenses and amortization of previously capitalized ERP software costs.

Closed and excess facility costs.  During the first nine months of 2010, Specialty Vehicle Group recognized $0.8 million of costs related to the consolidation and restructuring of its two funeral coach and limousine manufacturing operations into one facility.

Operating income.  Due to the effect of the factors summarized above, consolidated operating income increased by $12.6 million in the first nine months of 2011 to $30.6 million, compared to $18.0 million in the first nine months of 2010, and as a percentage of revenues increased to 5.8% in 2011 from 4.2% in 2010.

•             Morgan improved operating income $9.5 million, or 122%, to $17.3 million in the first nine months of 2011 compared to $7.8 million in the first nine months of 2010, and as a percentage of revenues increased to 7.6% in 2011 from 4.9% in 2010.  The increase in operating income and operating income as a percentage of revenues was driven by increased revenues and their impact on relatively fixed manufacturing overhead and selling and administrative expenses, and improved labor efficiency partially offset by rising material costs.

•             TAG’s operating income decreased by $2.3 million, or 22.8%, to $7.8 million in the first nine months of 2011 compared to $10.1 million in the first nine months of 2010, and as a percentage of revenues decreased to 8.3% in 2011 from 10.6% in 2010.  The decrease in operating income was the result of gross margin decreases partially offset by reductions in selling and administrative expenses.

•             Morgan Olson’s operating income decreased by $0.6 million, or 16.2%, to $3.1 million in the first nine months of 2011, compared to $3.7 million in the first nine months of 2010, and as a percentage of revenues

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

decreased to 4.3% in 2011 from 5.6% in 2010.  The decrease in operating income and operating income as a percentage of revenues is primarily attributable to decreased revenues in the first half of 2011 caused by the timing of fleet customer shipments in 2011 compared to 2010.  In 2011, as demonstrated by higher backlog levels at September 30, 2011, fleet shipments are expected to be filled largely in the second half of 2011 whereas in 2010 these shipments were filled in the first half of the year.

•             Specialty Manufacturing Division’s operating income increased by $6.6 million to $8.3 million in the first nine months of 2011 compared to $1.7 million in the first nine months of 2010, and as a percentage of revenues increased to 6.0% in 2011 from 1.6% in 2010.

•                  MIC Group’s operating income increased by $3.4 million to $5.0 million in the first nine months of 2011 compared to $1.6 million in the first nine months of 2010, and as a percentage of revenues increased to 5.1% in 2011 from 2.4% in 2010.  The improvement in operating income was primarily due to increased revenues, improved pricing, labor efficiencies and procurement initiatives partially offset by losses incurred in fulfilling unprofitable or low-margin contracts and increased ERP depreciation expense.

•                  SVG’s operating income increased by $3.5 million to $2.5 million in the first nine months of 2011 compared to an operating loss of $1.0 million in the first nine months of 2010, and as a percentage of revenues increased to 9.3% in 2011 from (3.9)% in 2010.  The increase in operating income and margin mainly reflects the impact of the closure of the Fort Smith, Arkansas facility.

•                  EFP’s operating income decreased by $0.4 million to $0.8 million in the first nine months of 2011 compared to $1.2 million in the first nine months of 2010, and as a percentage of revenues declined to 5.6% in 2011 compared to 5.8% in 2010.  The decline in operating income and operating income as a percentage of revenues was due primarily to the impact of fixed expenses on lower revenues.

Interest expense.  Consolidated interest expense was $13.7 million (2.6% of net sales) compared to $13.3 million (3.0% of net sales) for the nine months ended September 30, 2011 and 2010, respectively.

Income taxes.  The effective income tax rate was 37.9% and 42.4% for the nine months ended September 30, 2011 and 2010, respectively, and differed from the federal statutory rate primarily because of state and foreign taxes.

Liquidity and Capital Resources

Working capital at September 30, 2011 and December 31, 2010 was $131.7 million and $112.9 million, respectively.  Excluding cash and cash equivalents, working capital increased $13.7 million.  Average days sales outstanding in receivables at September 30, 2011 were 24.9 compared to 27.6 at September 30, 2010 and inventory turnover was 7.3 at September 30, 2011 and 8.2 at September 30, 2010.  The decrease in inventory turns is primarily attributable to a one-time chassis buildup at SVG of $11.8 million and increased raw materials at Morgan secured to produce the increased backlog. The chassis build-up is expected to decline through 2011 and end in the third quarter of 2012.  We continue to take advantage of purchase discounts as appropriate and focus on managing working capital as a critical component of our cash flow.

Operating cash flows.  Operating activities provided cash of $13.3 million in the nine-month period ended September 30, 2011 compared to $8.1 million in the nine-month period ended September 30, 2010.  This change was primarily due to increases in net income as a result of higher revenues.

Investing cash flows.  Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2011 compared to $9.8 million for the nine months ended September 30, 2010.  Investing activities for the first nine months were for capital expenditures which consisted of machinery and equipment purchases mainly at Morgan, Morgan Olson, TAG and MIC.

Financing cash flows.  Net cash used by financing activities totaled $2.0 million in the nine-month period ended September 30, 2011 and $1.4 million for the nine month period ended September 30, 2010. This change was primarily

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

due to payments of bond issuance costs during the second and third quarters of 2011 associated with the proposed issuance of a $200 million bond offering that will replace the existing $200 million bond obligation due in 2014.

Our revolving credit facility has been extended through March 14, 2012.  We anticipate entering into a new revolving credit facility on similar terms with a three- to five-year maturity on or before March 14, 2012.  See “Risk Factors.”

At September 30, 2011, the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes, was 2.8 to 1, which was greater than the Indenture debt incurrence covenant of 2.0 to 1. We are prohibited from incurring additional indebtedness when the Consolidated Coverage ratio is below 2.0 to 1.  The Indenture permits certain exceptions with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in our business. Amounts available to be drawn on our existing revolving credit agreement are not subject to this limitation.

Our revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans. Available borrowings are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate. Borrowings under our revolving credit facility are secured by substantially all of our assets and the assets of our subsidiaries. Our revolving credit facility also includes a sub-facility for up to $15.0 million for letters of credit. As of September 30, 2011, we had no borrowings under the facility and our borrowing base would have supported debt borrowings of $49.9 million under our revolving credit facility.

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements consistent with past trends and practices for at least the next 12 months. Additionally, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for the remainder of 2011, given our anticipated capital expenditures, working capital requirements and known obligations. Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic conditions, other factors influencing the industries in which we operate and circumstances that are beyond our control. We cannot be certain that we will generate sufficient cash flows, and if we do not, we may have to engage in other activities such as the sale of assets to meet our cash requirements.  See “Risk Factors.”

Critical Accounting Policies

There have been no material changes in critical accounting policies during the Nine Months Ended September 30, 2011.

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

Interest Rates

As of September 30, 2011, the Company had $198.8 million of 8.75% Notes outstanding with an estimated fair value of approximately $198.8 million based upon their traded value at September 30, 2011.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $5.5 million as of September 30, 2011.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

During the three months ended September 30, 2011, we made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

10.16 (11)

Limited Consent, Joinder and Eighth Omnibus Amendment dated October 7, 2008, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.17 (12)

Limited Consent, Joinder and Ninth Omnibus Amendment dated January 14, 2010, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.18*

Tenth Amendment to Loan and Security Agreement dated December 13, 2010, among J.B. Poindexter & Co, Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, N.A., a national banking association, for itself, and as the agent for the lenders.

10.19*

Consent and Eleventh Amendment to Loan and Security Agreement dated July 13, 2011, among J.B. Poindexter & Co, Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, N.A., a national banking association, for itself, and as the agent for the lenders.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

32.1*	Section 1350 Certificate of the Chief Executive Officer

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

32.2*	Section 1350 Certificate of the Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994.
(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.
(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.
(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.
(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.
(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.
(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.
(10)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 20, 2007.
(11)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 13, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J.B. POINDEXTER & CO., INC.
(Registrant)

Date: October 31, 2011	By:	/s/Michael O’Connor
Michael O’Connor, Chief Financial Officer