Form 10-K
period 2011-12-31
POINDEXTER J B & CO INC
filed 2012-02-23
CIK 918962

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 23, 2012 was $0.00.

As of February 23, 2012, the registrant had 3,059 shares of common stock issued and outstanding.

Documents incorporated by reference. None

Cautionary Statements Regarding Forward-Looking Statements

Cautionary Statements Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this document including, without limitation, statements regarding our future financial position, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements and involve risks and uncertainties.  These statements often include words such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends, “may,” “will” or “should” and similar expressions.  Forward-looking statements include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industries in which we operate.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ materially from our expectations include, among others, such things as:

•                  acquisitions and other business opportunities (or lack thereof) that may be pursued by us;

•                  continued availability of capital and financing;

•                  general economic, market or industry conditions;

•                  changes in applicable laws or regulations;

•                  other factors, which may be beyond our control; and

•                  the risk factors discussed in this offering memorandum.

These forward-looking statements are made based upon our expectations and beliefs concerning future events impacting us and therefore involve a number of risks and uncertainties.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industries in which we operate may differ materially and adversely from those made in or suggested by the forward-looking statements contained in this offering memorandum.

You should read carefully the items described in ‘‘Risk Factors’’ in Item 1A of this document to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

Any forward-looking statements that we make in this document speak only as of their respective dates, and we undertake no obligation to review, revise or update such statements.  Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, and such comparisons should only be viewed as historical in nature.

PART I

Item 1.                    Business

Executive Overview

J.B. Poindexter & Co., Inc. designs, manufactures and markets commercial truck bodies, step vans, pickup truck caps and tonneaus, funeral coaches and limousines, specialty oil and gas industry equipment, and expanded foam packaging.  The Company operates under a semi-decentralized business model, with six business units reported in four operating segments:

Business Unit	Segment	Products
Morgan Truck Body, LLC	Morgan	Truck bodies
Morgan Olson, LLC	Morgan Olson	Step vans
Truck Accessories Group, LLC	TAG	Pickup truck caps and tonneaus
MIC Group, LLC (“MIC”)	Specialty Manufacturing	Oil and gas industry equipment
Specialty Vehicle Group (“SVG”)	Specialty Manufacturing	Funeral coaches and limousines
EFP, LLC (“EFP”)	Specialty Manufacturing	Expanded foam packaging

Unless the context otherwise requires, the “Company,” “we,” “our,” or “us” refers to J.B. Poindexter & Co., Inc. (“JBPCO” or “Parent”), together with its operating subsidiaries.  Our six business units are overseen by a corporate executive team, located in Houston, Texas.  All business unit headquarters are located outside Houston, Texas.  The Company is wholly owned by John B. Poindexter.

For the year ended December 31, 2011, our revenues were approximately $708 million, of which 42% were derived from Morgan, 15% from Morgan Olson, 17% from TAG and 26% from Specialty Manufacturing (18% from MIC, 5% from SVG and 3% from EFP).  Please refer to Note 2 of our Financial Statements, included herein, for a more detailed description of financial information by segment.

Morgan

Morgan is one of the leading North American manufacturers of commercial truck bodies for Class 5-7 trucks.  We believe Morgan had a 45% market share in 2011, which we estimate was 30% larger than its next largest competitor based on 2011 sales volume. Morgan’s truck bodies are used for general freight deliveries, moving and storage, and distribution of refrigerated consumables. Customers include rental companies, such as U-Haul, leasing companies, such as Penske and Ryder, truck dealers and companies that operate fleets of delivery vehicles. We estimate that Morgan provided approximately 70% of the 2011 Class 5-7 truck body requirements of Penske and Ryder, the largest participants in the industry.

The principal products Morgan manufactures and sells are:

•             Dry freight bodies for general delivery applications;

•             Refrigerated van bodies for end-user controlled temperature and refrigerated transportation applications;

•             Aluminum or fiberglass-reinforced plywood cutaway van bodies that are installed on cutaway chassis available with or without cab-to-cargo space access; and

•             Stake bodies, which are flatbeds with various configurations and removable sides.

Customers and sales.  Morgan’s revenues constituted 42% of JBPCO’s consolidated revenues in 2011, 36% in 2010 and 30% in 2009. Morgan has an independent authorized distributor network of 38 distributors nationwide.  Most distributors sell a wide variety of trucks and related equipment to truck dealers and end users. Generally, distributors sell Morgan products in a specified territory with limited exclusivity.  Morgan also sells its products directly to truck dealers, selling to approximately 500 dealers in 2011.

Morgan generates revenue from three sources:

•                  Sales of truck bodies to commercial divisions of leasing companies, companies with fleets of delivery vehicles, and truck dealers and distributors, for ultimate sale or lease to end users such as retailers, building supply companies, contractors, delivery companies and food distribution businesses. These “commercial” truck body sales represented 86% of Morgan’s revenues in 2011, 79% in 2010 and 80% in 2009;

•             Sales of truck bodies to companies that maintain large fleets of one-way and local hauling vehicles for rent to the general public.  These “consumer rental” sales constituted 8% of Morgan’s revenues in 2011, 14% in 2010 and 11% in 2009; and

•             Sales of service and parts, and delivery charges.  These revenues constituted 6% of Morgan’s sales in 2011, 7% in 2010 and 9% in 2009.

Consumer Rental sales are composed of sales to companies that maintain large fleets of one-way and local hauling vehicles available for rental to the general public. Morgan makes these sales through a bidding process and negotiation directly with these companies through its sales force.  Morgan negotiates contracts for Consumer Rental sales annually, usually in late summer to early fall, with products to be shipped during the first half of the following year. These sales are seasonal, with substantially all product shipments occurring in the first six months of the year. Consumer Rental sales tend to be the most volatile and price-sensitive aspect of Morgan’s business and profitability depends on factors such as product mix and delivery performance.

The demand for Class 5-7 truck bodies is improving.  According to the February 2012 ACT N.A. Commercial Vehicle Outlook, Class 5 -7 truck sales for 2012 are forecasted to rise 11% over 2011 levels.  In 2011, national fleet customers such as Penske and Ryder, with whom Morgan enjoys longstanding relationships, saw demand continue to increase disproportionately relative to smaller participants in the truck rental and leasing market.  Morgan has secured a substantial proportion of the growing demand of both national fleet and smaller customers as evidenced by its backlog at December 31, 2011 of $161.9 million, which is up 87% over its $86.7 million backlog at December 31, 2010.

Morgan’s two largest customers, Penske and Ryder together, have historically represented approximately 45% to 60% of Morgan’s total revenues.  These customers have been purchasing products from Morgan for approximately 25 years; we believe relations remain positive.  Sales to these customers represented 25% of JBPCO’s consolidated revenues in 2011, 20% in 2010 and 17% in 2009.  Aggregated accounts receivable from these customers were $6.6 million and $2.3 million at December 31, 2011 and 2010, respectively.

Morgan also sells its products in Canada and Mexico.  In 2011, foreign sales (primarily in Canada) represented approximately 4% of Morgan’s revenues and 2% of JBPCO’s consolidated revenues.

Manufacturing and supplies.  Morgan engineers, manufactures and installs truck bodies to exacting specifications on truck chassis supplied by its customers. Morgan operates twelve facilities with manufacturing operations at nine and service operations at five of these facilities.  These facilities enable them to reduce delivery costs for, and accelerate shipments to, a wide spectrum of customers in the United States and Canada.

Morgan provides limited product warranties against construction defects.  These warranties generally allow for the replacement or repair of defective parts or workmanship for up to five years from the date of sale.  Warranty costs have not had a material adverse effect on its business.

Morgan’s principal raw materials include aluminum, steel, fiberglass-reinforced plywood and hardwood.  Morgan acquires raw materials from a variety of sources and has not experienced significant shortages of materials. To manage its supply costs and secure favorable prices, Morgan occasionally enters into long-term supply contracts for its principal materials.  Morgan has taken advantage of the combined purchasing power of various of our companies, thereby generating savings on raw materials common to our four business segments.

Industry.  Industry revenue and growth depend primarily on the demand for delivery vehicles in the general freight, moving and storage, parcel delivery and food distribution industries, all of which are affected by general economic conditions.  Replacement of older vehicles in fleets reflects an important revenue source.  Replacement cycles are approximately six to seven years, depending on vehicle types.  During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement.  During periods of economic growth, sales of delivery trucks grow as customers increase their capital expenditures and make previously deferred purchases.

Competition. The truck body manufacturing industry is highly competitive.  Morgan competes with three national manufacturers: Supreme Industries, Inc., Kidron (a division of Specialized Vehicles Corporation) and America’s Body Company.  There are also a large number of smaller manufacturers that are regionally focused.  Competitive factors in the industry include product quality, delivery time and geographic proximity of manufacturing facilities to customers, warranty terms, service and price.

Morgan Olson

In the United States and Canada, Morgan Olson is one of two major manufacturers of a type of delivery vehicle often referred to as a step van. Morgan Olson competes primarily with one other step van manufacturer in its market.  Step vans are specialized vehicles designed for multiple-stop applications that enable the driver to easily access the cargo area from the cab.  We believe that Morgan Olson had a 47% share of the overall step van market as measured in units sold in 2011. In 2011, Morgan Olson supplied United Parcel Service of America, Inc. (“UPS”), the world’s largest operator of step vans, with 52% of its 2011 requirements, measured in number of step vans manufactured.

Customers and sales.  Morgan Olson’s revenues constituted 15% of JBPCO’s consolidated revenues in 2011 and 2010 and 13% in 2009.  Customers purchase step vans from dealers and distributors or directly from Morgan Olson’s sales force.  Morgan Olson’s customers include, in addition to UPS and FedEx, companies such as Bimbo Bakeries, W.B. Mason and ARAMARK Corporation.

Two customers, UPS and FedEx, purchase the majority of step vans produced in the United States.  The timing of Morgan Olson’s profitability is highly influenced by the distribution of shipments of large fleet orders to UPS and FedEx. In 2011, the majority of Morgan Olson’s fleet volume was shipped in the second and third quarters, whereas in 2010, the majority was shipped in the first and second quarters.  Fleet orders at the end of December 2011 for production in 2012 decreased $2.9 million compared to 2010 while retail orders increased $3.6 million over the same period in 2010.

Morgan Olson supplies aftermarket support through its service parts department for its step vans and for truck bodies manufactured by Morgan.  It is also a key supplier of van body parts for the U.S. Postal Service’s (“USPS”) fleet of 142,000 long-life vehicles, the majority of which its predecessor manufactured.  Morgan Olson enjoys a competitive advantage with this customer due to its ownership of the tools, jigs and patterns for the body parts manufactured under the original vehicle supply agreement.  Morgan Olson also sells step van body service parts to customers through its dealers and distributors.  Parts sales to the USPS were $5.9 million and $6.5 million in 2011 and 2010, respectively.

The service parts business allows Morgan and Morgan Olson to consolidate their parts support functions, with dedicated fabrication, warehousing and shipping facilities.  This service provides fleet customers with a full range of parts and parts assemblies for their vehicles.  Morgan Olson Service Parts and the Morgan Service and Repair Centers offer combined support, which we believe gives both companies a competitive advantage.

Morgan Olson has one customer, UPS, which accounted for approximately 53%, 41% and 31% of its revenues during 2011, 2010 and 2009, respectively.  Accounts receivable from this customer were $0.1 million at December 31, 2011 and 2010.

Manufacturing and supplies.  Morgan Olson has ISO 9000-certified manufacturing and parts distribution facilities in Sturgis, Michigan.

Generally, Morgan Olson manufactures its products to customer specifications.  Typically, the customer places an order and arranges for a manufacturer to deliver a truck chassis to Morgan Olson.  Morgan Olson manufactures the complete truck body, including installing windows, doors, instrument panels, seating and wiring, as well applying paint and decals.  Once the truck is completed, the customer arranges for delivery.  Morgan Olson’s production cycle varies from eight to fifteen days.  Delays in chassis deliveries can disrupt Morgan Olson’s operations and can increase its working capital requirements.

Morgan Olson provides a limited warranty against construction defects in its products.  These warranties generally provide for the replacement or repair of defective parts or workmanship for up to five years from the date of sale.  Warranty costs have not had a material adverse effect on its business.

Morgan Olson maintains an inventory of the raw materials necessary to build step van bodies.  Since Morgan Olson manufactures its products to customer order, it does not maintain substantial inventories of finished goods.  Principal raw materials include steel and aluminum; raw materials are acquired from a variety of sources that have not experienced significant shortages.  Morgan Olson has taken advantage of the combined purchasing power of various of our companies, thereby generating savings on raw materials common to our four business segments.

Industry.  Industry revenue and growth depend on the demand for delivery vehicles, which is influenced by general economic conditions.  Because of the concentration of customers in the industry, the demand for delivery vehicles is significantly influenced by the requirements of UPS and FedEx.  Replacement of older vehicles in fleets reflects an important revenue source, with replacement cycles varying, depending on vehicle type and usage.  During economic downturns, replacement orders are often deferred or, in some cases, older vehicles are retired without replacement.  During periods of economic growth, sales of delivery trucks grow, as customers increase their capital expenditures and make previously deferred purchases.

Competition.  Although Morgan Olson competes with only one other major manufacturer (Utilimaster, a subsidiary of Spartan Motors) of step van bodies, the step van body manufacturing industry is highly competitive. Competitive factors include product quality, delivery time, warranty terms, aftermarket service and price.

TAG

TAG is the leading North American manufacturer of fiberglass and aluminum pickup truck caps and tonneaus, based on total caps and tonneaus sold.  TAG markets its products under the brand names Leer, Century, Raider, LoRider, Pace Edwards and State Wide Aluminum.  Leer is the most widely recognized and the only truly national brand name for truck caps and tonneaus in the United States and Canada.  With production facilities in Indiana, California, Pennsylvania and Washington, TAG is the only market participant with a national manufacturing footprint, a factor that reduces the company’s distribution costs and accelerates delivery of its products to customers.

Caps and tonneaus provide an engineered, stylized enclosure for the beds of pickup trucks, transforming them into lockable, weather-protected storage areas.  Most of TAG’s truck caps and tonneaus are purchased by individuals, small businesses and fleet operators through a network of 1,938 independent, nonexclusive dealers.  Due to TAG’s multiple lines of caps and tonneaus, each with numerous features and options, we believe TAG is the industry leader in engineering, product innovation and styling.  Pace Edwards offers a variety of retractable hard tonneau covers that can be mechanically withdrawn into an integrated storage enclosure behind the pickup truck cab.  TAG also manufactures windows and doors under the State Wide Aluminum brand which are used internally and by other cap manufacturers and horse trailer manufacturers in the assembly of their products.

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

The management team at TAG has implemented a successful lean strategy since 2007, focusing on cost reduction, low-cost country sourcing of raw materials and new product development. Operating income increased in 2011 to $11.0 million, 8.9% of revenue, compared to 2008 operating income of $2.4 million, 1.8% of revenue.

TAG Specialty Products, a new group of fiberglass products for the commercial market, was launched in 2011.  These products include components for both internal customers such as Morgan Olson’s step vans and utility caps for external commercial service vehicle applications in industries such as telecommunications and light construction.

Customers and sales.  TAG’s revenues constituted 17% of JBPCO’s consolidated revenues in 2011, 22% in 2010 and 24% in 2009. Most of TAG’s truck caps and tonneaus are purchased by individuals, small businesses and fleet operators through a network of more than 1,800 independent, nonexclusive dealers. Pace Edwards’ retractable tonneau covers are sold primarily through automotive accessory warehouse distributors.  State Wide sells directly to manufacturers through its dedicated sales team.  TAG also sells its products in Canada and Europe. In 2011, foreign sales (primarily in Canada) represented approximately 20% of TAG’s revenues and 4% of our consolidated revenues.

Intercompany sales to Morgan Olson, SVG and Morgan which have been eliminated from TAG’s revenues for financial reporting purposes, were $2.3 million, $1.7 million, and $0.7 million in 2011, 2010, and 2009, respectively.

TAG’s products are typically manufactured upon receipt of an order from its customer.  Consequently, its backlog reflects approximately two weeks of production.  TAG’s backlog was $3.3 million at December 31, 2011, compared to $2.7 million at December 31, 2010.

Manufacturing and supplies.  The design and manufacture of TAG’s products takes place at eight manufacturing facilities located in California (two), Indiana (four), Pennsylvania and Washington. Typical product delivery times range from one to two weeks from the time of order. TAG operates a fleet of tractor units and trailers for the efficient and timely delivery of its products to its dealers.

TAG provides a warranty period, exclusive to the original truck owner, which is with some exceptions, one year for parts, five years for paint and lifetime for structure.  Warranty costs have not had a material adverse effect on TAG’s business in recent years.

TAG obtains raw materials and components from a variety of sources. The most important are resin, fiberglass, paint, aluminum, locks and automotive-quality glass.  TAG and three of our other companies have committed to purchase principally all of their paint requirements through 2016 from one supplier at negotiated prices.  As a result of its size and purchasing power, TAG has maintained a stable supply of materials and components on terms we believe to be favorable and has not experienced significant shortages of these items.

Industry.  Factors influencing the automotive industry, including general economic conditions, customer preferences, new model introductions, interest rates and fuel costs, directly influence TAG’s sales volume.  Cap and tonneau sales are seasonal, with sales typically being higher in the spring and fall than in the winter and summer.

Competition.  The pickup truck fiberglass cap and tonneau industry is highly competitive.  TAG competes with one other national competitor, A.R.E., Inc., and a number of smaller companies that are regionally focused. Competitive factors include design, features, delivery times, product availability, warranty terms, quality and price.

Specialty Manufacturing

Specialty Manufacturing is comprised of MIC (70% of revenues), SVG (20% of revenues) and EFP (10% of revenues).  Its sales comprised 26% of JBPCO’s consolidated revenues in 2011, 27% in 2010 and 33% in 2009.  Specialty Manufacturing’s backlog at December 31, 2011 was $57.3 million, compared to $67.3 million at December 31, 2010.  This reduction was primarily attributable to MIC exiting unprofitable products.

MIC.  MIC provides manufacturing services for customers requiring precision machining of metal parts, casting products and assembly services.

MIC’s customers are concentrated in the oil and gas exploration and production service industries, and two oilfield service customers, Schlumberger Limited and Halliburton Company, represented approximately 54% of Specialty Manufacturing’s total sales in 2011, 44% in 2010 and 39% in 2009. The demand for equipment and services supplied to the oilfield service industry is directly related to the level of worldwide oil and gas drilling activity.

MIC is a global manufacturer and operates facilities in Texas (3), Oklahoma, Mexico and Malaysia. Its facilities in Oklahoma, Texas and Mexico are ISO 9000-certified: MIC performs a broad range of services, including computer-controlled precision machining and welding, electrical discharge machining, electron beam welding, trepanning, gun drilling, investment casting and electromechanical assembly.  MIC utilizes ferrous and nonferrous materials, including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium-copper alloys and aluminum.

SVG.  SVG manufactures funeral coaches and limousines for funeral homes, livery companies and authorized dealers in the United States and Canada.  Through its brand names, Eagle Coach and Federal Coach, we believe that SVG’s market share of funeral vehicles has grown substantially since 2008 to 49% in 2011. SVG is one of North America’s two funeral vehicle manufacturers and it attributes market share growth since 2008 to an emphasis on quality, vehicle design and on-time delivery.

SVG engineers products to its own specifications, as well as those of chassis manufacturers, in a manner that maintains the original equipment manufacturer’s warranty.  SVG takes delivery of a sedan  and modifies it to SVG specifications.  SVG utilizes metals, polymer resins, wood, fiberglass, and petrochemical-based products, including paints, plastics, sealants and lubricants.

SVG provides a warranty on its products for a period of 48 months, or 50,000 miles, on the section of the body and parts  it manufactures for funeral coaches and funeral limousines; 36 months, or 50,000 miles, on the body and parts formerly manufactured for bus bodies; and 48 months, or 100,000 miles, on the portion of the body and parts it manufactures for limousines.  Warranty costs have not had a material adverse effect on its business.

In 2010, SVG consolidated its two funeral coach and limousine manufacturing operations into one facility in Amelia, Ohio.  Prior to this consolidation, SVG exited the specialized transit bus business and sold this product line and related assets on December 31, 2009. Please refer to Note 4 of our Financial Statements included herein, for a more detailed description of the SVG plant consolidation.

SVG competes with one major manufacturer of funeral coaches and with other manufacturers of limousines.

EFP.  EFP manufactures and sells expandable polystyrene and polypropylene foam, engineered to customer specification.  EFP’s products are used by the medical, electronics, food, furniture, plumbing and appliance industries.

EFP operates facilities in Alabama, Tennessee and Indiana.  EFP completed facility and product line rationalizations during 2010, including eliminating production for the recreational vehicle and construction industries and reducing the scope of operations at its Elkhart, Indiana plant.  These changes contributed to increased operating income from $0.1 million in 2008 to $1.2 million in 2011.

EFP’s products are manufactured from a variety of materials, including expandable polystyrene, polypropylene, polyethylene and resins, which are subject to cost fluctuations based on changes in the price of oil and benzene in the international markets.

EFP competes with a large number of other producers of molded, expandable foam products.

Parent

The Parent has historically provided strategic direction and support to the business units.  This role has been expanded to include coordination and direction of lean activities, international sourcing, and the expansion of information technology resources to install common platforms across the business.

Trademarks and Patents

We own rights to certain presentations of TAG’s Leer brand name, which we believe are valuable because we believe that Leer is recognized as being a leading brand name.  We own rights to the Federal Coach and Eagle Coach names.  We also own rights to certain other trademarks and trade names, including certain presentations of Morgan’s name.  Although these and other trademarks and trade names used by us help customers differentiate our product lines from those of competitors, we believe that the trademarks or trade names themselves are less important to customers than the quality of the products and services.  Our subsidiaries, principally Morgan, EFP and Eagle Coach, hold, directly or indirectly through subsidiaries, patents on certain products and components used in their manufacturing processes.  We do not believe that the loss of any one patent would have a material adverse effect on us.

Employees (“Team Members”)

At December 31, 2011, we had 3,348 full-time team members; we maintained an average of 3,356 full-time team members throughout the year.  Team members are unionized only at EFP’s Decatur, Alabama facility, where approximately 35 persons are parties to a contract expiring in August 2012.  We believe that relations with our team members are good.

Environmental Matters

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission, disposal and discharge of materials into the environment.  The Company believes that its existing environmental control procedures are adequate, and it has no current plans for substantial capital expenditures in this area.  JBPCO has an environmental policy that confirms its commitment to a clean environment and compliance with environmental laws.  JBPCO has an active environmental management program aimed at compliance with existing environmental regulations and developing methods to eliminate or significantly reduce the generation of pollutants in the manufacturing processes.

From time to time, we have received notices of noncompliance with respect to our operations which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and, in some cases, paying fines, none of which individually or in the aggregate has had a material adverse effect on us.  Further, we cannot ensure that we have been or will be at all times in compliance with all of these requirements, including those related to reporting or permit restrictions, or that we will not incur material fines, penalties, costs or liabilities in connection with such requirements or a failure to comply with them.  We expect that the nature of our operations will continue to make us subject to increasingly stringent environmental regulatory standards, including those relating to decommissioning and closure of discontinued  facilities.  Although we believe we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary, as compliance standards and technology change or as unanticipated circumstances arise.  Unforeseen and significant expenditures required to comply with new or more aggressively enforced requirements or newly discovered conditions, for example, could limit expansion, require us to undertake remedial actions or otherwise have a material adverse effect on our business and financial condition.  For a description of currently outstanding environmental issues, see the notes to our audited consolidated financial statements included in this offering memorandum.

For a description of currently outstanding environmental issues, refer to Note 15.

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

Item 1A. Risk Factors

Our businesses are highly cyclical and are subject to factors beyond our control.  Cyclical downturns could adversely affect our ability to generate cash and make required payments on our debt.

The success of our business depends on general economic conditions.  The economic slowdown, which started for our products in 2008, and resulting economic volatility has caused in the past, and may cause in the future, a reduction in demand.  During the recent 2008-2010 cyclical decline in demand for our products, our revenues were reduced from $706.4 million in 2008 to $553.6 million in 2010 before recovering in 2011 to $708.1 million. Our business is also subject to several other factors, including:

•                  interest rates;

•                  the ability of our customers to obtain financing;

•                  fuel costs;

•                  consumer preferences;

•                  consumer spending patterns;

•                  sales of truck chassis and new pickup trucks; and

•                  levels of oil and gas exploration activity.

We sell our products to customers in the transportation and energy services industries, which are inherently cyclical industries subject to significant downturns from time to time. The transportation industry is highly susceptible to large swings  in economic activity.  In addition, when individuals and companies purchase and produce fewer goods, our transportation customers transport fewer goods, which directly affects the volume of products and services these customers require from us.

The level of machining and assembly services we provide for the energy services industry is dependent upon demand in that sector, which in turn is highly correlated to energy prices.  A reduction in the activity levels of exploration and production companies would lead to a decrease in demand in the energy services industry, which could result in a decrease in demand from our customers.  For example, in 2009, adverse changes in capital and credit markets and declines in prices for oil and natural gas caused many exploration and production companies to reduce capital budgets and drilling activity.  This trend resulted in a significant decline in demand for the services provided by energy services companies and the services they require from us.  Future cuts in spending levels or drilling activity may result in material adverse effects on our operating results and financial condition in this sector.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business.

Our business strategy includes growing through strategic acquisitions of other businesses with complementary products, manufacturing capabilities and/or geographic markets.  We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets.  If we fail to integrate acquired businesses successfully into our existing businesses or incur unforeseen expenses in consummating acquisitions, we could incur unanticipated expenses and losses.

We must successfully integrate acquired businesses into our operations to take full advantage of projected benefits from those acquired businesses.  The integration of future acquisitions into our operations could result in operating difficulties and divert management and financial resources that would otherwise be available for the development and maintenance of our existing operations.  Our ability to make acquisitions may be constrained by our ability to obtain additional financing and by the provisions of the indenture governing our outstanding notes and by the terms of our revolving credit facility.

Acquisitions involve a number of special risks, including:

•                  unexpected losses of key employees or customers of the acquired business;

•                  conforming the standards, processes, procedures and controls of the acquired business with those of our existing operations;

•                  coordinating our product and process development;

•                  hiring additional management and other critical personnel; and

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

We may be unable to realize our business strategy of continuing to improve earnings through lean implementation.

We have either implemented or plan to implement strategic initiatives designed to improve our operational performance by implementing the principles of lean manufacturing and continuous improvement.  Our ability to realize benefits from such initiatives within the anticipated time frames or at all is subject to a number of factors, including: the loss of management personnel charged with execution of such initiatives; the unwillingness of our labor forces to accept measures designed to improve efficiency; sizable and difficult to project investments in equipment, which may be beyond our financial means; and adverse governmental actions.  The failure to achieve the goals of these initiatives could have a material adverse effect on our business.  We may decide to make significant expenditures in an effort to streamline or improve our operations, including combining some of our operations at existing facilities, but we may be unable to successfully implement these initiatives or realize their expected benefits within anticipated time frames or at all.  We also may not be able to sustain improvements made to date.

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

Our business, financial condition, or results of operations may be adversely affected by certain events that we cannot anticipate or that are beyond our control.  Earthquakes, fires, floods, hurricanes, wars, terrorist attacks, computer viruses, pandemics, breakdowns or impairments of our information system or communication network, or other natural disasters or national emergencies could curtail production at our facilities and cause delayed deliveries and canceled orders.  Even if the facilities are not directly affected by such events, we could be affected by interruptions at our suppliers.  For example, the earthquakes, tsunamis and power plant failures in Japan in March 2011, and the resulting economic disruption, have caused some of our suppliers of truck bodies to slow down or suspend production.  Certain suppliers may not be able to recover quickly from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations.  Supply interruptions such as this can result in increased costs and the inability to timely meet orders for our products.

In addition, global supply disruptions, such as those caused by political or other dislocations, could lead to shortages of materials used in our products.  These could delay or increase the cost of our products and result in an adverse effect on our future profitability.  While our purchases of raw materials from international sources are currently not sizable and are modest in proportion to our total raw material spend, we are in the process of attempting to greatly increase the proportion of purchases from outside the United States.  This policy will expose us to new sets of risks including, but not limited to, political instability, adverse changes in foreign exchange rates and other factors associated with international operations.

Environmental and health and safety liabilities and requirements could require us to incur material costs.

Our operations are subject to a variety of federal, state and local environmental and health and safety statutes and regulations, including those relating to emissions to the air, discharges to water, treatment, storage and disposal of waste, remediation of contaminated sites and appropriate decommissioning of closed facilities.  In certain cases, these requirements may limit the productive capacity of our operations or require pollution controls or other capital improvements.  Certain laws, including federal and state Superfund legislation, impose strict, and, under certain circumstances, joint and several, liability for costs to remediate contaminated sites upon designated responsible parties, including site owners or operators and persons who dispose of wastes at, or transport wastes to, such sites.

From time to time, we have received notices of noncompliance with respect to our operations, which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and, in some cases, paying fines.  We have from time to time been identified as a potentially responsible party at various Superfund sites, which, based on available information, we do not anticipate will result in any material liability.  However, new environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities that could limit expansion, require us to undertake remedial actions or otherwise have a material adverse effect on our business, financial condition, operating cash flows and our ability to make required payments on our debt.

For a description of current environmental issues, refer to “Item 1. Business – Environmental Matters.”

We may not be able to compete favorably in our industries.

We experience direct competition in all of our product lines and some competitors have greater financial and other resources than we have.  We face competition from existing competitors with entrenched positions and we could face competition from new ones due to changes in the nature of the industries in which we operate, including foreign competition.  Competition in our businesses is based on a variety of factors such as the quality of goods sold and services provided and the prices and terms under which services are provided.  Our competitors may be able to provide higher-quality services or more flexible terms or prices.  Unconventional production and transport methodologies could result in the appearance of new entrants in the North American market, capable of assembling and distributing truck bodies, delivery vehicles and funeral hearses, as well as manufacturing pickup truck accessories.  Increased competition may have a material adverse effect on our business, cash flows and ability to make required payments on our debt by reducing our sales or profit margins.

Increased costs, including costs of raw materials, component parts and labor costs, potentially impacted by changes in labor rates and practices, could reduce our operating income.

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices.  Increased pricing for key commodities and production parts used in our products could affect the cost of our materials and components, as demonstrated by rising steel and aluminum prices.  We cannot be certain that we will be able to effectively negotiate with current or new suppliers, increase productivity or, if necessary, increase the sales prices of our products without causing an adverse impact on the competitiveness of our products and, therefore, our sales volume.  If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows.  Our profit margins may decrease if prices of purchased component parts or labor rates increase and we are unable to pass on those increases to our customers.  Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed orders.

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

Fuel shortages, or higher prices for fuel, could have a negative effect on our sales.

Gasoline or diesel fuel is required for the operation of the step vans and trucks we manufacture and the pickup trucks upon which our accessories are mounted.  Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue to be uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future.  Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for step vans and trucks from time to time in the past and may continue to do so in the future.  This, in turn, has a material adverse effect on our sales volume.  Certain competitors that operate on a local scale and have a more limited delivery radius may have an advantage during periods of increased delivery costs due to fuel costs.  Increases in the price of oil also can result in significant increases in the price of many components in our products and limit our ability to leverage low-cost country sourcing, which may have an adverse impact on our margins or sales volumes.

Most of our businesses rely on a small number of customers, the loss of any of which could have a material adverse effect on us.

Four of our businesses rely on a small number of customers to generate significant revenues.

•                  Morgan’s two largest customers together accounted for 59%, 56% and 54% of Morgan’s revenues during 2011, 2010 and 2009, respectively, and accounted for 25%, 20% and 17% of JBPCO’s consolidated revenues during 2011, 2010 and 2009, respectively.

•                  One customer accounted for 53%, 41% and 31% of Morgan Olson’s revenues during 2011, 2010 and 2009, respectively, and accounted for 8%, 6% and 7% of JBPCO’s consolidated revenues during 2011, 2010 and 2009, respectively.

•                  Two customers accounted for 54%, 44% and 39% of Specialty Manufacturing’s revenues during 2011, 2010 and 2009, respectively, and accounted for 14%, 12% and 13% of JBPCO’s consolidated revenues in 2011, 2010 and 2009, respectively.

•                  Our top 10 customers accounted for 52%, 45% and 39% of JBPCO’s consolidated revenues in 2011, 2010 and 2009, respectively.

Because of the relative importance of large customers and the degree of concentration in the industries we serve, we are subject to additional risk.  We may not be able to maintain these customer relationships or maintain our historical levels of sales to these customers.  Because of the size and importance of these customers, they may be able to exert pressure on us to lower our prices, which may reduce our profit margins and operating cash flow.  If one or more of these customers were to experience financial difficulties, our ability to collect receivables from it or generate new sales to it would be materially and adversely affected.

Disruptions in delivery of truck or car chassis to us could impact the profitability of our business.

If truck and car chassis manufacturers or their suppliers experience disruptions in their businesses resulting from plant closures or other cost-cutting initiatives, lack of cash resources, bankruptcy proceedings or other potential causes, Morgan, Morgan Olson and SVG may be unable to sell or deliver their products.  Work stoppages or slowdowns experienced by the large truck and car manufacturers that supply chassis could result in delays or slowdowns in our ability to deliver products to our customers.

The cyclicality of pickup truck sales could cause a decline in TAG’s sales.

TAG’s sales depend heavily on sales of new pickup trucks in North America.  A decline in pickup truck sales would cause a decline in TAG’s sales, which could materially and adversely reduce TAG’s ability to generate cash and reduce our ability to make required payments on our debt.  Sales of pickup trucks are characterized by periodic fluctuations in demand due to, among other things, changes in general economic conditions, interest rates, fuel costs, new model introductions, consumer spending levels and consumer preferences.

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

We are controlled by John B. Poindexter, and his interests may conflict with the interests of our noteholders or other creditors.

John B. Poindexter owns 100% of our equity and therefore has the ability to control all matters requiring shareholder approval, including the election of our board of directors, significant transactions and other matters.  Mr. Poindexter could prevent a transaction that would result in a change of control, even though it may be in the best interest of noteholders, or Mr. Poindexter may pursue acquisitions, divestitures, financings or other transactions that could enhance his interest in our company but which could involve risks to our noteholders or other creditors.  Therefore, from time to time, the interests of Mr. Poindexter in our business may not be aligned with, or may conflict with, the interests of our noteholders.

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

We also are subject to product warranty claims in the ordinary course of our business.  If we produce poor-quality products or use defective materials, we may incur unforeseen costs in excess of what we have reserved in our financial statements.  For example, MIC manufactures high-precision metal parts and therefore is particularly susceptible to claims that its products do not meet a customer’s exacting specifications.  Such customer claims could result in the customer rejecting the product, leaving MIC to pay for the production costs.  These costs could have a material adverse effect on our business, operating cash flows and ability to make required payments on our debt.

Insurance coverage may be inadequate to cover all significant risk exposures.

We may be exposed to liabilities that are unique to our products.  While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business.  It also is not possible to obtain insurance to protect against all operational risks and liabilities.  The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition or results of operations.

As a privately held company, we are subject to less stringent corporate governance requirements than a company with public equity.  This provides less protection to our investors.

While we are subject to certain requirements of the Sarbanes-Oxley Act of 2002, we are not subject to many of its provisions, including rules requiring us to have independent directors or an audit committee composed of independent directors.  Our directors, John Poindexter (President and CEO) and Stephen Magee (Chairman of the Audit Committee), are not independent.  We are not subject to the same corporate governance standards as a company with public equity or a company listed on a national exchange, and our security holders do not have the protections provided by having independent directors or audit committee members.

Increased safety, emissions, fuel economy or other regulation could result in higher costs, cash expenditures or reduction in sales.

The transportation and energy industries are governed by a substantial amount of governmental regulation.  Governmental regulation has risen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact), safety and energy independence.  We are cooperating with our customers to design bodies to fit on chassis for electrical and other energy sources intended to reduce natural resource consumption and emissions.  There are limits on our ability to achieve these improvements over a given time frame, however, primarily due to the cost and effectiveness of available technologies, customer acceptance of new technologies, willingness of customers to absorb the additional costs of new technologies, the appropriateness (or lack thereof) of certain technologies for use in particular vehicles, and the human, engineering and financial resources necessary to deploy new technologies across a wide range of products.  There can also be no assurance that such efforts can be commercialized.  As is typical with new technologies and the development of different vehicle configurations, the risk of an unsuccessful outcome is significant.  The cost to comply with existing governmental regulations is substantial, and future, additional regulations (already enacted, adopted or proposed) could have a substantial adverse impact on our financial condition and results of operations.

We may be unable to adequately protect our intellectual property.

Although our portfolio of intellectual property is not substantial, we depend on the integrity and protection of a sizable group of trademarks, brand names and trade styles, including, but not limited to, Morgan, Morgan Plate, Morgan Olson, Federal Coach, Eagle Coach, Leer, Century, Raider, LoRider, Pace Edwards, MIC and Master Manufacturer.  The loss or impairment in use of any of these trademarks, brand names or trade styles could be injurious to our business.  Further, we expect to expand our operations outside the United States and Canada and may discover that some of these trademarks, brand names or trade styles are already in use elsewhere.  Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in jurisdictions where the laws may not protect such rights as fully as in the United States.  The cost of protecting our intellectual property may be significant and have a material adverse effect on our financial condition and future results of operations.

Item 1B. Unresolved Staff Comments

N/A

Item 2.                    Properties

We own or lease the following manufacturing, office and sales facilities, as of December 31, 2011:

Location	Principal use	Approximate square feet	Owned or leased	Lease expiration
Morgan:
Ehrenberg, Arizona	Manufacturing	119,000	Leased*	2015
Riverside, California	Manufacturing	77,000	Leased	2013
Rydal, Georgia	Manufacturing/service	96,647	Leased*	2026
Ephrata, Pennsylvania	Manufacturing	56,575	Leased*	2025
New Morgan, Pennsylvania	Manufacturing	62,900	Leased	2012
Morgantown, Pennsylvania	Manufacturing/service	262,233	Leased*	2025
Corsicana, Texas	Manufacturing	66,110	Leased*	2025
Janesville, Wisconsin	Manufacturing/service	162,101	Leased	2015
Denver, Colorado	Parts/service	15,147	Leased	2016
Lakeland, Florida	Parts/service	46,865	Leased	2013
Brampton, Ontario, Canada	Manufacturing/office	35,000	Leased	2013

Morgan Olson:
Sturgis, Michigan	Manufacturing/office	211,000	Leased*	2025
Sturgis, Michigan	Manufacturing/office	176,400	Leased*	2026

TAG:
Woodland, California	Manufacturing	65,000	Leased	2012
Woodland, California	Manufacturing	17,250	Leased	2012
Elkhart, Indiana	Manufacturing	132,500	Leased	2015
Elkhart, Indiana	Manufacturing/office	84,960	Owned	—
Elkhart, Indiana	Manufacturing/retail	75,000	Leased	2015
Elkhart, Indiana	Manufacturing	150,000	Leased	2014
Elkhart, Indiana	Office/research	21,645	Leased*	2025
Milton, Pennsylvania	Manufacturing/retail	97,600	Leased	2012
Clackamas, Oregon	Retail	12,700	Leased	2013
Centralia, Washington	Manufacturing	47,825	Leased*	2026

Specialty Manufacturing:
Amelia, Ohio	Manufacturing/office	54,100	Leased	2014
Brenham, Texas	Manufacturing/office	121,500	Leased*	2025
Brenham, Texas	Manufacturing/office	153,850	Leased*	2025
Decatur, Alabama	Manufacturing	175,000	Leased	2012
Duncan, Oklahoma	Manufacturing/office	53,000	Leased	2012
Elkhart, Indiana	Manufacturing/office	200,000	Owned	—
Houston, Texas	Manufacturing/office	36,000	Leased	2012
Selangor Darul Ehsan, Malaysia	Manufacturing/office	30,000	Leased	2012
Monterrey, Mexico	Manufacturing	38,050	Leased	2012
Nashville, Tennessee	Manufacturing	40,800	Leased	2012

JBPCO (Parent):
Houston, Texas	Office	9,900	Leased	2019

*During the period 2008 through 2011, these facilities were sold and leased back from an entity owned by John Poindexter.  Please refer to Note 16 of our Financial Statements, included herein, for a more detailed description of the sale/lease-back transactions.

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

Item 4.                                                           Mine Safety Disclosures

N/A

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The registrant’s common equity is privately held and not publicly traded.  As of February 23, 2012, John Poindexter owned all of the registrant’s issued and outstanding common equity.  The Company has never paid cash dividends.

Both the covenants in the indenture governing our outstanding notes (the “Indenture”) and in the loan agreement for the Company’s revolving credit facility restrict the Company’s ability to pay dividends on its common equity.

The Company has no securities authorized for issuance under equity compensation plans.

Item 6.            Selected Financial Data

The selected financial data, shown below for each of the five years for the period ended December 31, 2011, has been derived from the Consolidated Financial Statements of the Company.  The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Form 10-K.

	Years ended December 31,
(Dollars in Millions)	2011		2010		2009		2008		2007

Revenues	$708.1		$553.6		$480.6		$706.4		$792.2
Operating income	40.2		14.4		10.9		29.7		20.2
Interest expense	17.9		17.9		18.2		18.5		18.7
Net income (loss)	14.7		(2.0)		(4.9)		6.8		(0.8)
Ratio of earnings to fixed charges(a)	2.1	x	0.8	x	0.6	x	1.5	x	1.1	x

Other data:
Adjusted EBITDA(b)	$59.4		$34.5		$28.4		$48.6		$43.5
Consolidated Coverage Ratio(c)	3.3	x	1.9	x	1.6	x	2.6	x	2.3	x

Balance sheet data (at year end):
Net working capital	$110.2		$112.9		$99.4		$99.2		$83.3
Total assets	$277.2		$286.7		$286.0		$295.9		$297.2
Total debt	$167.7		$203.5		$205.2		$207.4		$213.6
Stockholder’s equity	$32.2		$17.6		$19.4		$23.8		$18.3

(a)            For the purpose of calculating the ratio of earnings to fixed charges, earnings consist of net income (loss), plus income taxes and fixed charges (excluding capitalized interest).  Fixed charges consist of interest expense, amortization of debt issuance costs, and the estimated portion of rental expenses deemed a reasonable approximation of the interest factor.

(b)  We present EBITDA and Adjusted EBITDA as a supplemental measure of our performance.  We define EBITDA as net income (loss) plus (i) interest expense, (ii) provision for taxes and (iii) depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted to eliminate the impact of certain items that we do not consider indicative of our ongoing operating performance.  These further adjustments are itemized below.  The following are the components of the Company’s EBITDA and Adjusted EBITDA:

	Years ended December 31,
(Dollars in Millions)	2011	2010	2009	2008	2007

Net income (loss)	$14.7	$(2.0)	$(4.9)	$6.8	$(0.8)
Income tax provision (benefit)	7.6	(1.5)	(2.2)	4.8	3.1
Interest expense	17.9	17.9	18.2	18.5	18.7
Depreciation and amortization	17.6	16.6	17.0	17.7	15.1
EBITDA	57.8	31.0	28.1	47.8	36.1
Loss on sale/lease-back of real estate	1.6	2.8	—	—	—
Deferred gain amortization on sale/lease-back	(0.5)	(0.3)	(0.3)	—	—
Expenses associated with proposed Notes issuance	0.5	—	—	—	—
Facility closures	—	1.0	0.6	0.8	—
Pro forma effect of acquisitions	—	—	—	—	7.4
Adjusted EBITDA	$59.4	$34.5	$28.4	$48.6	$43.5

EBITDA and Adjusted EBITDA are not included herein as operating data and should not be construed as an alternative to operating income (determined in accordance with accounting principles generally accepted in the United States) as an indicator of the Company’s operating performance.  The Company has included EBITDA and Adjusted EBITDA because it is relevant for determining compliance under the Indenture and because the Company understands that it is one measure used by certain investors to analyze the Company’s operating cash flow and historical ability to service its indebtedness.

(c) “Consolidated Coverage Ratio” is the ratio of EBITDA to interest expense.  All the Company’s subsidiaries are restricted under the terms of the Indenture and guarantee the 8.75% Notes.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the related notes thereto that appear in this Annual Report on Form 10-K.

The Company has determined its reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Segment Reporting.  The Company evaluates the performance of its reportable segments based on operating income (defined as income before interest expense, other income, net, and income taxes).  Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operational performance and ongoing profitability.  Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability.

Overview and Description of Business

J.B. Poindexter & Co., Inc. and its subsidiaries or business units operate manufacturing businesses, principally in North America.  JBPCO is owned and controlled by John Poindexter.

The Company’s operating segments are as follows:

Morgan manufactures commercial medium-duty truck bodies in the United States and Canada for dry freight and refrigerated trucks and vans (excluding those produced for pickup trucks and tractor-trailer trucks).  Truck bodies are attached to truck chassis, which are provided by customers.  Customers include truck rental and leasing companies, truck dealers, and companies that operate fleets of delivery vehicles.  The principal raw materials used by Morgan include steel, aluminum, fiberglass-reinforced plywood, hardwoods and lubricants, which are acquired from a variety of sources.  Morgan conducts its Canadian operations through its subsidiary, Commercial Babcock, Inc.

Morgan Olson manufactures step van bodies for parcel, food, newspaper, uniform and linen delivery.  These specialized vehicles are designed for multiple-stop applications and enable the driver to easily access the cargo area from the cab.  Morgan Olson manufactures the entire truck body,  including installing windows, doors, instrument panel, seating and wiring, as well as applying  paint and decals.  Step van bodies are installed on truck chassis provided by customers.  Morgan Olson uses steel, aluminum and automotive components.

TAG manufactures pickup truck caps and tonneau covers; these fabricated enclosures fit over the open beds of pickup trucks, converting the beds into weatherproof storage areas.  TAG produces numerous brands, including Leer, Century, Raider, LoRider, BoxTop, Pace Edwards and State Wide Aluminum.  The materials used by TAG are resin, fiberglass, aluminum, paint, glass, and manufactured components such as locks and gas struts.

Specialty Manufacturing Division (“Specialty Manufacturing”) consists of three business units: MIC, SVG and EFP.

MIC provides high-precision machining, casting services and parts assembly for the oil and gas services industry.  MIC offers an array of services, including computer-controlled precision machining, electrical discharge machining, electron beam welding, trepanning, gun drilling and electromechanical assembly.  MIC operates six plants, located in the United States, Mexico and Malaysia.  The principal raw materials used by MIC are ferrous and nonferrous materials, including stainless steel, alloy steels, nickel-based alloys, titanium, brass, beryllium copper alloys and aluminum.

SVG manufactures funeral coaches and limousines, most of which are sold through authorized dealers in the United States and Canada to funeral directors and livery companies.  The components of SVG are Federal Coach, LLC (“Federal Coach”) and Eagle Specialty Vehicles, LLC (“Eagle Coach”).  SVG purchases vehicle chassis from the major automotive manufacturers’ dealers for modification and sale.  Effective December 31, 2009, SVG exited the specialized transit bus business and sold the assets employed in that business.  Please refer to Note 4 of our Financial Statements, included herein, for a more detailed description of the SVG plant consolidation undertaken in 2010.

EFP manufactures expandable polystyrene and polypropylene foam for packaging applications.  Its products are engineered to customer specifications for use in the medical, electronics, food, furniture, plumbing and appliance industries.  The principal raw materials used by EFP include expandable polystyrene, polypropylene, polyethylene and other resins.

Business environment and outlook

While the six business units of J.B. Poindexter & Co. are subject to common influences, such as macroeconomic cycles, each business has specific external factors that impact its financial performance.

Morgan.  Morgan’s sales depend on the replacement cycle for delivery trucks, primarily in general freight, parcel delivery and distribution applications.  While customers typically replace delivery trucks every 6 to 7 years, timing is directly impacted by general economic conditions.  In a weaker economy, as was the case between 2008 and 2010, customers often defer the purchase of new delivery trucks or retire old trucks without replacement.  In a stronger economy, customers may make purchases that were deferred in prior years, replacing vehicles at a more rapid rate.

Customer mix also influences sales at Morgan.  In recent years, demand from large fleet operators such as Penske and Ryder has outpaced industry rates of growth as many smaller companies turn to leasing.  As a result of its historically high market shares with large fleet operators, Morgan has recently capitalized on this trend reporting a sales increase of 50% in 2011, compared to 2010, much of which was derived from fleet operators.

Morgan Olson. Morgan Olson’s revenues are affected by factors similar to those that influence Morgan.  Additionally, the step van market is not growing, and may be declining, probably as a consequence of the inferior fuel efficiency of smaller step van models. To provide an alternative for customers seeking enhanced fuel economy in smaller vehicles, Morgan Olson partnered with Sprinter and introduced a new product for the Sprinter chassis, the “Ultimate Delivery Vehicle” (UDV).  The UDV has a walk-thru door behind the passenger seat thus adding the convenience and larger capacity of a step van to the fuel efficient Sprinter powerplant.  In addition, Morgan Olson partnered with Workhorse and Freightliner Custom Chassis to adapt their fuel efficient chassis to the system body style.  These vehicles are scheduled for introduction in 2012 and 2013.

Morgan Olson’s revenue is also partly dependent on parts and service sales.  Its largest parts customer is the United States Postal Service (USPS) which operates 142,000 vehicles manufactured by the predecessor of Morgan Olson.  Due to USPS’s limited capital budget, it is expected that these vehicles will be operated, and therefore continue to generate parts and service revenue, for several more years before replacement vehicles are obtained.

TAG.  TAG’s sales are directly related to the sales of new pickup trucks.  Pickup truck sales are cyclical and depend on general economic conditions and factors that affect the automotive industry such as consumer preferences, fuel costs, consumer spending levels, new model introductions and interest rates.

While light duty pickup truck sales continued to improve in 2011, TAG’s sales have not increased. We believe this is due to caution on the part of consumers and a higher proportion of pickup trucks being sold to commercial customers that are less likely to install tonneaus and caps.  However, better economic conditions have increased demand for TAG’s recently upgraded commercial fleet and vocational products such as marine dock boxes and UPS step van hoods.  TAG’s near term growth rate is anticipated to increase, as it uses its scale and national footprint to further its relationships with fleet operators, leasing companies and vehicle fleet upfitters.

MIC.  MIC’s sales depend on activity levels in the energy services industry. Global consumption of energy, with oil as the major component, is projected to increase steadily, partly as a result of demand in China and other economically developing nations.  In addition, technical advances in drilling will likely cause more challenging oil exploration activities.  Advanced drilling methods such as horizontal drilling, hydraulic fracking, and deep-hole and deep-sea excavation tend to require the high-precision and highly machined assemblies produced by MIC, which we believe will lead to increased revenue despite the challenges facing the industry.

SVG.  In the funeral industry, despite a growing population, services are slowly trending away from traditional burials and toward cremations.  Funeral directors have not yet fully adapted to this trend, and as a result there has been consolidation in the industry and its supplier base, including the funeral vehicle segment.  SVG is now one of two funeral vehicle manufacturers in the United States and Canada and its improving market share has more than compensated for decreased industry demand.  To compensate for the decline of the funeral services industry SVG is now utilizing its skilled workforce, design skills and reputation for quality to develop and merchandise other vehicles, including armored limousines.

SVG’s short-term demand is also impacted by the introduction of new chassis platforms. After 10 years of unchanged chassis, SVG has begun to sell vehicles fabricated on the new Lincoln MKT coach and the Cadillac executive sedan; and it will offer a completely redesigned hearse based on another Cadillac chassis in 2012.

EFP.  EFP is a relatively small part of our company and a miniscule participant in the packaging market.  Similar to its competitors, EFP’s sales are limited to customers within a fixed geographical distance from its three locations.  Recently, EFP began to target opportunities in the growing refrigerated shipping market for food, medical and pharmaceutical products, and away from RV and construction customers.

The following table shows our revenues, operating income and operating income as a percentage of revenues for each segment for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31,
(Dollars in Millions)	2011	2010	2009
Revenues
Morgan	$296.1	$197.3	$146.5
Morgan Olson	104.1	85.6	61.3
TAG	123.1	122.2	114.9
Specialty Manufacturing	184.8	148.5	157.9
Consolidated	$708.1	$553.6	$480.6

Operating Income (Loss)
Morgan	$21.3	$8.6	$1.1
Morgan Olson	6.1	5.1	2.6
TAG	11.0	12.7	7.9
Specialty Manufacturing	11.8	(1.8)	2.9
JBPCO (Parent)	(10.0)	(10.2)	(3.6)
Consolidated	$40.2	$14.4	$10.9

Operating Margin Percentage
Morgan	7.2%	4.4%	0.7%
Morgan Olson	5.9%	5.9%	4.2%
TAG	8.9%	10.2%	6.8%
Specialty Manufacturing	6.4%	(1.2)%	1.9%
Consolidated	5.7%	2.6%	2.3%

The following is a discussion of the key components of our results of operations:

Source of revenues.  We derive revenues from:

•             Morgan’s sales of truck bodies, parts and services;

•             Morgan Olson’s sales of step van truck bodies, parts and services;

•             TAG’s sales of pickup truck caps and tonneaus, as well as trailer doors and window components; and

•             Specialty Manufacturing’s sales of products and services, specifically through:

•                  MIC’s sales of precision-machined parts and assembly services;

•                  SVG’s sales of funeral hearses and limousines; and

•                  EFP’s sales of expandable polystyrene and polypropylene foam products.

Discounts, returns and allowances.  Our gross revenues are reduced by discounts we provide to customers, returns and allowances in the ordinary course of business.  We provide discounts as deemed necessary to generate sales volume and remain price-competitive.  Discounts include payment term discounts and discretionary discounts from list price.

Cost of revenues. Cost of revenue reflects the costs directly associated with manufacturing our products and generally varies with the volume of products produced.  The components of cost of revenue are materials, labor and overhead including transportation costs.  Overhead costs are allocated to production based on labor costs and include the depreciation and amortization costs associated with the assets used in manufacturing, including rent associated with manufacturing and indirect labor and other costs.

Selling and administrative expenses.  Our selling and administrative expenses are comprised of the costs of selling our products, as well as administrative costs related to information technology, accounting, finance and human resources.  Specifically, costs consist of personnel and related expenses, including travel, equipment and facility rent (not associated with manufacturing activities), as well as professional services, such as auditors.  Selling, general and administrative expenses also include the costs incurred at corporate headquarters to manage and support the operating subsidiaries.

Other income and expense.  Income and expenses that we incur during the year, which are nonrecurring in nature and not directly comparable to the prior year, are included in other income and expense or are separately identified.

Year Ended December 31, 2011, Compared with Year Ended December 31, 2010

Revenues.  Our consolidated revenues increased $154.5 million, or 27.9%, to $708.1 million for 2011, compared to $553.6 million for 2010.  This increase reflects higher sales volume of $143.3 million, or 25.9%, and price increases of $11.2 million, or 2.0%.  Morgan, Morgan Olson, MIC and SVG experienced volume increases due to cyclical demand and increased market share.  Revenues at TAG increased as a result of price increases partially offset by softening demand for consumer pickup truck caps.  Revenues at EFP decreased following its exit from unprofitable product lines associated with construction and recreational vehicle customers.

•             Morgan’s revenues increased $98.8 million, or 50.1%, to $296.1 million for 2011, compared to $197.3 million for 2010.  This increase reflects higher sales volume of $93.2 million and price increases of $5.6 million.  The volume increase was attributable to an increase of $60.9 million in sales to retail customers, supplemented by an increase of $29.9 million in sales to fleet customers.  Parts, service and delivery sales also increased $2.4 million.  The price increases were comprised of $1.8 million attributable to fleet units, and $3.8 million attributable to retail units.

•             Morgan Olson’s revenues increased $18.5 million, or 21.6%, to $104.1 million for 2011, compared to $85.6 million for 2010.  The increase solely reflects higher sales volume, as no price increases were initiated during the period.  The volume increase was due to a $21.0 million increase in revenue from commercial fleet customers, such as UPS and FedEx, and a $3.0 million increase in sales to retail customers.  The increase was partially offset by reduced cutaway shipments mainly attributable to an atypical $6.4 million shipment in this revenue category in 2010. Parts and service revenues remained flat as increased service revenue offset decreases in parts shipments to the USPS of $0.6 million.

•             TAG’s revenues increased $0.9 million, or 0.7%, to $123.1 million for 2011, compared to $122.2 million for 2010.  This increase reflects lower sales volume of $2.8 million, offset by price increases of $3.7 million.  The volume change was due to decreases in shipments of consumer caps and tonneaus and window and door products, partially offset by increased shipment of commercial specialty products.  The price increase was attributable primarily to consumer pickup truck caps and tonneaus.

•             Specialty Manufacturing’s revenues increased $36.3 million, or 24.4%, to $184.8 million for 2011, compared to $148.5 million for 2010.  The increase was attributable to higher unit volume at MIC and SVG.

•                 MIC’s revenues increased $37.5 million, or 41.0%, to $128.9 million for 2011, compared to $91.4 million for 2010.  This increase reflects higher sales volume of $36.8 million and price increases of $0.7 million.  The volume increase was attributable to increased demand from oil and gas services customers for machined products and assembly services.

•                  SVG’s revenues increased $5.3 million, or 16.6%, to $37.2 million for 2011, compared to $31.9 million for 2010.  The increase reflects higher unit volume of $4.3 million and price increases of $1.0 million.  The volume increase was attributable to increased market share from two new customers, the largest funeral services providers in the United States and Canada.

•                  EFP’s revenues decreased $6.5 million, or 25.8%, to $18.7 million for 2011, compared to $25.2 million for 2010.  The decrease was attributable to lower unit volume shipments following the Company’s decision to exit unprofitable product lines, principally within the recreational vehicle and construction markets.

Backlog.  Consolidated backlog was $232.1 million as of December 31, 2011, compared to $165.6 million as of December 31, 2010, an increase of $66.5 million, or 40.2%.

•             Morgan’s backlog at December 31, 2011 was $161.9 million, compared to $86.7 million at December 31, 2010, an increase of $75.2 million, or 86.7%.  The increase in backlog was primarily due to increases in backlog from retail customers of $49.0 million and fleet customers of $26.2 million.

•             Morgan Olson’s backlog was $9.6 million at December 31, 2011, compared to $8.9 million at December 31, 2010, an increase of $0.7 million, or 7.9%.  The increase was due to higher retail orders of $8.7 million and an increase in orders from FedEx of $0.7 million offset by a decrease in backlog from UPS of $3.6 million.

•             TAG’s backlog was $3.3 million at December 31, 2011, compared to $2.7 million at December 31, 2010, an increase of $0.6 million, or 22.2%.  Production consists primarily of made-to-order units, and backlog reflects approximately two weeks of production.

•    Specialty Manufacturing’s backlog was $57.3 million at December 31, 2011, compared to $67.3 million at December 31, 2010, a decrease of $10.0 million, or 14.9%.  The decline was attributable to MIC exiting unprofitable product lines and increasing its production throughput.

•                  MIC’s backlog was $46.5 million at December 31, 2011, compared to $62.1 million at December 31, 2010, a decrease of $15.6 million, or 25.1%.

•                  SVG’s backlog was $10.8 million at December 31, 2011, compared to $5.2 million at December 31, 2010, an increase of $5.6 million, or 107.7%.  The backlog increase was primarily attributed to new customers and increased market share.

•                  EFP maintains a minimal backlog and does not calculate it as a matter of practice.

Gross profit.  Gross profit increased by $28.7 million, or 40.0%, to $100.4 million for 2011, compared to $71.7 million for 2010; gross margin improved to 14.2% in 2011, compared to 12.9% in 2010.  The increase in gross profit reflects increased sales volume, while the improvement in gross margin is attributable to increased absorption of overhead on increased sales, operational improvements related to the continuing implementation of lean techniques and improved procurement activities.

•             Morgan generated gross profit and gross margin of $37.7 million and 12.7%, respectively, for 2011, compared to $22.6 million and 11.4%, respectively, for 2010.  The increase in gross profit was due to increased sales and margin improvement.  The margin improvement was attributable to proactive pricing actions negating the impact of higher commodity costs associated with steel and aluminum-based materials and higher absorption of overhead on increased sales.

•             Morgan Olson generated gross profit and gross margin of $11.8 million and 11.4%, respectively, for 2011, compared to $10.2 million and 12.0%, respectively, for 2010.  The increase in gross profit was directly related to the increase in sales volume.  The decrease in gross margin was attributable to a higher mix of lower-margin fleet business and an increase in staffing in engineering and operations personnel, partially offset by the impact of higher volume on fixed overhead expenses.

•             TAG generated gross profit and gross margin of $23.5 million and 19.1%, respectively, for 2011, compared to $24.9 million and 20.4%, respectively, for 2010.  The decrease in gross profit and gross profit margin was due to expenses associated with a lean improvement project at the Midwest plant, start-up costs related to new product introductions, increased distribution costs and the implementation of a tariff increase on a key raw material, partially offset by product price increases.

•             Specialty Manufacturing generated gross profit and gross margin of $27.4 million and 14.8%, respectively, for 2011, compared to $14.0 million and 9.4%, respectively, for 2010.  This increase was attributable to the following:

•                  MIC generated gross profit and gross margin of $17.7 million and 13.8%, respectively, for 2011, compared to $6.6 million and 7.2%, respectively, for 2010.  The increase in gross profit and gross margin was primarily due to product price increases and decreased material costs; it was partially offset by increases in labor and overhead.

•                  SVG generated gross profit and gross margin of $6.2 million and 16.6%, respectively, for 2011, compared to $3.2 million and 10.1%, respectively, for 2010.  The increase in gross profit and gross margin was primarily attributable to the closure of the Fort Smith, Arkansas facility in 2010.

•                  EFP generated gross profit and gross margin of $3.5 million and 18.5%, respectively, for 2011, compared to $4.2 million and 16.6%, respectively, for 2010.  The decrease in gross profit was attributable to the decrease in sales while the increase in gross margin was due to the improved product mix resulting from the elimination of the unprofitable recreational vehicle and construction product lines; it was partially offset by the loss of volume leverage.

Selling and administrative expenses.  Our consolidated selling and administrative expenses increased $4.8 million, or 9.0%, to $58.5 million for 2011, compared to $53.7 million for 2010.  The increase is due to increased variable selling expenses associated with higher revenue volume.  As a percentage of revenues, selling and administrative expenses improved to 8.3% of revenues in 2011, compared to 9.7% in 2010, due to the impact of higher revenues and cost reductions, partially offset by increased management incentive expenses attributable to improved financial performance.

•             Morgan incurred selling and administrative expenses of $16.3 million, or 5.5% of its revenues, for 2011, compared to $13.9 million, or 7.1% of its revenues, for 2010.  The increase in spending was primarily attributable to additional sales personnel, and marketing support costs, and increased sales commissions corresponding to higher sales volume.  The reduction in selling and administrative expenses as a percentage of sales was due to the impact of higher volume on semi-fixed administrative expenses.

•             Morgan Olson incurred selling and administrative expenses of $5.7 million, or 5.5% of its revenues, for 2011, compared to $5.1 million, or 6.0% of its revenues, for 2010.  This increase was caused primarily by higher managerial incentives due to improved performance and hiring-related expenses associated with labor force additions required to process increased production requirements. The reduction in selling and administrative expenses as a percentage of sales was due to the impact of higher volume on semi-fixed administrative expenses.

•             TAG incurred selling and administrative expenses of $12.5 million, or 10.2% of its revenues, for 2011, compared to $12.0 million, or 9.8% of its revenues, for 2010.  These increases were the result of activities associated with low-cost country sourcing, the start-up of TAG Specialty Products and increases in workers’ compensation expense.

•             Specialty Manufacturing incurred selling and administrative expenses of $15.6 million, or 8.4% of its revenues, for 2011, compared to $14.8 million, or 10.0% of its revenues, for 2010.

•                  MIC incurred selling and administrative expenses of $10.7 million, or 8.3% of its revenues, for 2011, compared to $9.3 million, or 10.1% of its revenues, for 2010.  The increase was attributable to higher information technology support costs, depreciation of enterprise resource planning software costs, and increased variable selling expenses.  The decrease in selling and administrative expense as a percentage of sales was due to the impact of higher volume on semi-fixed administrative expenses.

•                  SVG incurred selling and administrative expenses of $2.6 million, or 7.0% of its revenues, for 2011, compared to $2.6 million, or 8.1% of its revenues, for 2010. The decrease in selling and admistiratev3e expense as a percentage of sales was due to reduced headcount. The decrease in selling and administrative expense as a percentage of sales was due to the impact of higher volume on semi-fixed administrative expenses.

•                  EFP incurred selling and administrative expenses of $2.3 million, or 12.3% of its revenues, for 2011, compared to $2.9 million, or 11.6% of its revenues, for 2010.  The decrease was due primarily to reduced variable selling expenses.  The increase in selling and administrative expense as a percentage of sales was due to the impact of lower volume on semi-fixed administrative expenses.

•             The Parent incurred selling and administrative expenses of $8.4 million for 2011, compared to $7.9 million for 2010. The increase was mainly attributable to increased amortization of previously capitalized software costs.

Closed and excess facility costs.  Specialty Manufacturing completed the closure of its facility in Fort Smith, Arkansas at a cost of $0.9 million in 2010.

Loss (gain) on sale/lease-back of real estate:  During 2011, Poindexter Properties, LLC, which is controlled by John Poindexter purchased two real estate properties and leased the properties back to the Company.  The properties were sold at appraised values of $2.1 million, which resulted in an aggregate loss of $1.6 million.  This loss was recognized at the Parent, as was the amortization of gains of $0.5 million from prior year sale-leasebacks.

During 2010, Poindexter Properties, LLC purchased six real estate properties and leased those properties back to the Company.  Three properties were sold for an aggregated gain of $3.6 million.  The gain has been deferred and will be recognized as income over the life of the fifteen year leases.  Three of the six properties included in the transaction were sold for an aggregated loss of $2.8 million.  The entire loss was recognized at the Parent in 2010 as was the amortization of gains of $0.3 million from prior year sale-leasebacks.   Please refer to Note 16 of our financial statements, included herein, for a more detailed description of related-party transactions.

Loss on repurchase of 8.75% Notes.  During the year ended December 31, 2011, the Company purchased $39.5 million of its 8.75% Notes on the open market and recognized a loss of $0.2 million.

Other expense (income).  For 2011, other expense of $0.5 million consisted of expenses incurred for a proposed bond issuance which was not completed during the year.  In 2010, other expense of $0.1 million consisted of various nonrecurring charges.

Operating income.  Operating income increased $25.8 million, or 179.6%, to $40.2 million for 2011, compared to $14.4 million for 2010; as a percentage of revenues, it increased to 5.7% in 2011, compared to 2.6% for 2010.  Operating income in 2010 reflects charges of $1.0 million for a facility closure expense.

•             Morgan’s operating income increased by $12.7 million, or 147.7%, to $21.3 million for 2011, compared to $8.6 million for 2010; as a percentage of revenues, it increased to 7.2% for 2011, compared to 4.4% for 2010.  The increase in operating income and operating income as a percentage of revenues was attributable primarily to improved revenues, pricing actions, operational improvements and the impact of higher volume on fixed expenses.

•             Morgan Olson’s operating income increased by $1.0 million, or 19.8%, to $6.1 million for 2011, compared to $5.1 million for 2010; as a percentage of revenues, it remained flat with 2010 at 5.9%.  The increase in operating income was due to increased revenue, and operating income as a percentage of revenue remained flat primarily due to increased fixed expenses.

•             TAG’s operating income decreased by $1.7 million, or 13.4%, to $11.0 million for 2011, compared to $12.7 million for 2010; as a percentage of revenues, it decreased to 8.9% for 2011, compared to 10.4% for 2010.  The decrease in operating income was due to the aforementioned reduction in gross margins and increased selling and administrative expenses, partially offset by price increases.

•             Specialty Manufacturing’s operating income increased by $13.6 million, to $11.8 million for 2011, compared to an operating loss of $1.8 million and operating margins of 1.2% for 2010.

•                  MIC’s operating income increased $9.7 million to $7.1 million for 2011, compared to ($2.6 million) for 2010; as a percentage of revenues, operating income increased to 5.4% for 2011, from (2.9%) for 2010.  The improvement in operating income was due primarily to increased revenues, improved pricing, labor efficiencies and procurement initiatives; it was partially offset by losses incurred in fulfilling unprofitable or low-margin contracts.

•                  SVG’s operating income increased $3.8 million to $3.5 million for 2011, compared to ($0.3 million) for 2010; as a percentage of revenues, operating income increased to 9.5% for 2011, from (0.9%) for 2010.  The increase in operating income and margin mainly reflects the impact of the closure of the Fort Smith, Arkansas facility.

•                  EFP’s operating income was $1.2 million for both 2011 and 2010, and as a percentage of revenues, operating income increased to 6.4% for 2011, from 4.7% for 2010.  The increase in operating income as a percentage of revenues was due primarily to exiting unprofitable product lines, partially offset by decreases in revenue and the impact of a reduction on fixed expenses.

•                  The Parent’s overall expenses decreased $0.2 million to $10.0 million for 2011, compared to $10.2 million for 2010.  The decrease is attributable to a reduced loss on real estate sale/lease-back partially offset by bond issuance expenses, increased amortization of previously capitalized software costs and higher management incentive expenses.  Other expenses included in the Parent segment include a net loss on real estate sale/lease-back transactions and bond issuance expenses. Please refer to Notes 6 and 16 of our Financial Statements, included herein, for a more detailed description of these items.

Interest expense (income).  Interest expense was $17.9 million (2.5% of revenues) for 2011 and $17.9 million (3.2% of revenues) for 2010.  Interest income was $0.1 million for 2011 and 2010.

Income tax provision (benefit).  The effective income tax provision (benefit) rate was 34% and 42% of income before income taxes for 2011 and 2010, respectively.  The decrease in the effective income tax rate is due to the current year benefit of foreign losses and the reversal of foreign valuation allowances.  The income tax provision for 2011 and 2010 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes in certain tax jurisdictions, research and development credits, and releases of reserves for uncertain tax positions due to expiration of statutes.

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

Revenues.  Our consolidated revenues increased $73.0 million, or 15.2%, to $553.6 million for 2010, compared to $480.6 million for 2009.

•             Morgan’s revenues increased $50.8 million, or 34.7%, to $197.3 million for 2010, compared to $146.5 million for 2009.  The increase was attributable to growth in unit sales volume.  The volume increase was due to improvement in general economic conditions in the Class 5-7 truck market, which positively impacted demand for both commercial and retail customers.

•             Morgan Olson’s revenues increased $24.3 million, or 39.6%, to $85.6 million for 2010, compared to $61.3 million for 2009.  The increase reflects higher sales volume with no price increases in the period.  The volume increase was due to improved demand for step vans from commercial fleet customers; the revenue increases were partially offset by lower shipments to retail customers and lower part sales.

•             TAG’s revenues increased $7.3 million, or 6.4%, to $122.2 million for 2010, compared to $114.9 million for 2009.  The increase reflects higher sales volume of $3.5 million, or 3.0%, and price increases of $4.8 million, or 4.1%.  The volume increase was due to improved demand for truck caps and tonneaus, attributable to the increase in demand for pickup trucks in the United States and Canada.

•             Specialty Manufacturing’s revenues decreased $9.4 million, or 6.0%, to $148.5 million for 2010, compared to $157.9 million for 2009.  The decrease reflects lower sales volume of $3.6 million, or 2.3%, and price decreases of $5.9 million, or 3.7%.

•                  MIC’s revenues decreased $1.5 million, or 1.6%, to $91.4 million for 2010, compared to $92.9 million for 2009.  The decrease was driven by large oil and gas equipment suppliers imposing industrywide price concessions on suppliers in response to steep oil price declines in 2009.

•                  SVG’s revenues decreased $11.0 million, or 25.6%, to $31.9 million for 2010, compared to $42.9 million for 2009.  The decrease was due to the Company’s divestiture of its specialized transit bus business.

•                  EFP’s revenues increased $3.1 million, or 14.0%, to $25.2 million for 2010, compared to $22.1 million for 2009.  The increase was driven by increases in shape molding and special foam demand.

Backlog.  Consolidated backlog was $165.6 million at December 31, 2010, compared to $149.9 million at December 31, 2009, an increase of $15.7 million, or 10.5%.

•             Morgan’s backlog was $86.7 million at December 31, 2010, compared to $73.1 million at December 31, 2009, an increase of $13.6 million, or 18.6%.  The increase in backlog was due to commercial rental orders of $32.9 million, compared to $22.5 million the prior year.

•             Morgan Olson’s backlog was $8.9 million at December 31, 2010, compared to $38.1 million at December 31, 2009, a decrease of $29.2 million, or 76.6%.  The decrease was due to the timing of fleet orders of $15.4 million and two large retail orders of $12.6 million received at the end of 2009 that were not replicated at the end of 2010.

•             TAG’s backlog was $2.7 million at December 31, 2010, compared to $2.6 million at December 31, 2009, an increase of $0.1 million, or 3.8%.

•             Specialty Manufacturing’s backlog was $67.3 million at December 31, 2010, compared to $36.1 million at December 31, 2009, an increase of $31.2 million, or 86.4%.

•                  MIC’s backlog was $62.1 million at December 31, 2010, compared to $27.5 million at December 31, 2009, an increase of $34.6 million, or 125.8%.  The increase in backlog was due to increased demand from MIC’s oil and gas services customers.

•                  SVG’s backlog was $5.2 million at December 31, 2010, compared to $8.6 million at December 31, 2009, a decrease of $3.4 million, or 39.5%.  The decrease in backlog was due to the divestiture of the specialized transit bus business in late 2009.

•                  EFP maintains a minimal backlog and does not calculate it as a matter of practice.

Gross Profit.  Gross profit increased $11.2 million, or 18.5%, to $71.7 million for 2010, compared to $60.5 million for 2009; as a percentage of revenues, gross profit improved to 12.9% for 2010, compared to 12.6% for 2009.  The increase in gross profit primarily reflects operational improvements attributable to the continuing implementation of lean techniques and improved procurement expertise at Morgan, Morgan Olson and TAG.  The increase in gross profit was partially offset by operational inefficiencies and a significantly underpriced contract that MIC entered into in 2010.

•             Morgan generated gross profit and gross margin of $22.6 million and 11.4%, respectively, for 2010, compared to $13.3 million and 9.1%, respectively, for 2009.  The increase in gross profit and gross margin was attributable to improvements in labor efficiency; it was partially offset by material costs.

•             Morgan Olson generated gross profit and gross margin of $10.2 million and 12.0%, respectively, for 2010, compared to $7.6 million and 12.4%, respectively, for 2009.  The increase in gross profit was primarily attributable to higher sales of step vans to fleet customers which carry a slightly lower margin.

•             TAG generated gross profit and gross margin of $24.9 million and 20.4%, respectively, for 2010, compared to $19.5 million and 17.0%, respectively, for 2009.  The increase in gross profit and gross margin was attributable to product price increases.

•             Specialty Manufacturing generated gross profit and gross margin of $14.0 million and 9.4%, respectively, for 2010, compared to $20.0 million and 12.7%, respectively, for 2009.

•                 MIC generated gross profit and gross margin of $6.6 million and 7.2%, respectively, for 2010, compared to $14.6 million and 15.8%, respectively, for 2009.  The decrease in gross profit and gross margin was primarily due to large oil and gas equipment customers imposing in 2010 industrywide price concessions on suppliers in response to steep oil price declines in 2009.

•                  SVG generated gross profit and gross margin of $3.2 million and 10.1%, respectively, for 2010, compared to $2.4 million and 5.5%, respectively, for 2009.  The increase in gross margin and gross profit was primarily attributable to the closure of the Fort Smith, Arkansas facility in 2010.

•                  EFP generated gross profit and gross margin of $4.2 million and 16.6%, respectively, for 2010, compared to $3.0 million and 13.7%, respectively, for 2009.  The increase in gross profit and gross margin was due to an improved product mix and the elimination of the unprofitable recreational vehicle and construction product lines; it was partially offset by the loss of volume leverage.

Selling and administrative expenses.  Our consolidated selling and administrative expenses increased $4.7 million, or 9.6%, to $53.7 million for 2010, compared to $49.0 million for 2009.  The increase reflects the additions of key personnel at the Parent, increased amortization of previously capitalized software costs and increased benefits costs.  As a percentage of revenues, selling and administrative expenses improved to 9.7% of revenues in 2010, compared to 10.2% in 2009.

•            Morgan incurred selling and administrative expenses of $13.9 million, 7.1% of revenues, for 2010, compared to $12.2 million, 8.3% of revenues, for 2009.  The increase in spending was due to higher variable selling expenses and the decrease as a percentage of revenue was attributable primarily to the impact of increased revenue on fixed expenses.

•             Morgan Olson incurred selling and administrative expenses of $5.1 million, 6.0% of revenues, for 2010, compared to $5.0 million, 8.2% of revenues, for 2009.  This increase was caused primarily by higher professional service and marketing expenses.

•             TAG’s selling and administrative expenses increased to $12.0 million, 9.8% of revenues, for 2010, compared to $11.7 million, 10.2% of revenues, for 2009.  This increase was due to an increase in variable selling expenses partially offset by lower workers’ compensation and health insurance expense.

•             Specialty Manufacturing decreased selling and administrative expenses to $14.7 million, 9.9% of revenues, for 2010, compared to $16.0 million, 10.1% of revenues, for 2009.

•                  MIC incurred selling and administrative expenses of $9.2 million, 10.1% of revenues, for 2010, compared to $9.0 million, 9.7% of revenues, for 2009.  This increase was attributable to higher information technology support costs, depreciation of enterprise resource planning software costs and increased variable selling expenses.

•                  SVG incurred selling and administrative expenses of $2.6 million, 8.1% of revenues, for 2010, compared to $4.0 million, 9.2% of revenues, for 2009.

•                  EFP incurred selling and administrative expenses of $2.9 million, 11.6% of revenues, for 2010, compared to $3.0 million, 13.4% of revenues, for 2009.  This decrease was due primarily to reduced variable selling expenses.

•             Parent selling and administrative expenses increased to $7.9 million for 2010, compared to $4.1 million for 2009.  The increase was the result of higher management incentive expense and amortization of previously capitalized software costs.

Closed and excess facility costs.  Specialty Manufacturing completed the closure of its facility in Fort Smith, Arkansas at a cost of $0.9 million.  An additional $0.1 million of noncash charges related to the 2009 closure of Specialty Manufacturing’s Milwaukee, Wisconsin facility was recorded in 2010.

Loss (gain) on sale/lease-back of real estate.  During 2010, Poindexter Properties, LLC purchased six real estate properties and leased the properties back to the Company.  Three of the six properties included in the transaction were sold for an aggregated loss of $2.8 million, as the sale prices (based on appraised values) were less than the book values of the assets.  The loss was recognized at the time of the transaction.  The remaining three properties were sold for an aggregated gain of $3.6 million.  The gain of $3.6 million has been deferred and will be recognized as income over the life of the leases.  During the years ended December 31, 2010 and 2009, the Company recognized $0.3 million as income on the deferred gain of $1.9 million originating from a 2008 sale/lease-back arrangement with Poindexter Properties, LLC.

Gain on repurchase of 8.75% Notes.  During the year ended December 31, 2009, the Company purchased $0.4 million of its 8.75% Notes on the open market and recognized a gain of $0.2 million.

Other expense (income).  For 2010, other expense of $0.1 million consisted of several nonrecurring charges.  For 2009, other expense was primarily attributable to the loss on the sale of the assets of the specialized transit bus business by SVG.

Operating income.  Operating income increased $3.5 million, or 32.1%, to $14.4 million for 2010, compared to $10.9 million for 2009; as a percentage of revenues, operating income improved to 2.6% for 2010, compared to 2.3% for 2009.  Operating income in 2010 reflects charges of $1.0 million for a facility closure expense at Specialty Manufacturing.

•          Morgan’s operating income increased by $7.4 million, or 644%, to $8.6 million for 2010, compared to $1.2 million for 2009; as a percentage of revenues, it improved to 4.4% for 2010, compared to 0.7% for 2009.  The increase in operating income and operating income as a percentage of revenues was attributable to operational improvements, including labor efficiency, material procurement, and expense controls in manufacturing overhead, sales and administration.

•          Morgan Olson’s operating income increased by $2.5 million, or 96.2%, to $5.1 million for 2010, compared to $2.6 million for 2009; as a percentage of revenues, it improved to 5.9% for 2010, compared to 4.2% for 2009.  The increase in operating income and operating income as a percentage of revenue was attributable to operational improvements, including labor efficiency, material procurement, and expense controls in manufacturing overhead, sales and administration.

•          TAG’s operating income increased by $4.8 million, or 60.8%, to $12.7 million for 2010, compared to $7.9 million for 2009; as a percentage of revenues, it improved to 10.2% for 2010, compared to 6.8% for 2009.  The increase in operating income and operating income as a percentage of revues was primarily attributable to operational improvements, including labor efficiency, material procurement, and expense controls in manufacturing overhead, sales and administration.

•          Specialty Manufacturing incurred an operating loss of $1.8 million and an operating margin of (1.2%), compared to operating income of $2.9 million and operating margin of 1.9% for 2009.

•                  MIC’s operating income was ($2.6 million) for 2010, compared to $5.0 million for 2009; as a percentage of revenues, operating income decreased to (2.9%) for 2010, from 5.4% for 2009.  In 2010, MIC undertook a new contract, which was significantly underpriced and poorly managed.  This contract, in addition to industry wide price concessions, operational inefficiencies and management deficiencies, accounted for the erosion in operating income.

•                  SVG’s operating income was ($0.3 million) for 2010, compared to ($2.2 million) for 2009; as a percentage of revenues, operating income increased to (0.9%) for 2010, from (5.1%) for 2009.  The increase in operating income and margin reflects the impact of the closure of the Fort Smith, Arkansas facility.

•                 EFP’s operating income was $1.1 million for 2010, compared to $0.1 million for 2009; as a percentage of revenues, operating income increased to 4.7% for 2010, from 0.4% for 2009.  The increase in operating income was driven by improved product mix and reduced variable selling expenses.

•          Corporate Parent expenses increased $6.6 million, to $10.2 million for 2010, compared to $3.6 million for 2009.  The increase is primarily attributable to the addition of key executive personnel, including a Chief Operating Officer, a Vice President of International Business Development, and a Vice President of Operational Improvement; increased depreciation of prior years’ capitalized enterprise resource planning costs; and the recognition of a $2.8 million loss on the sale of real estate related to the 2010 sale/lease-back arrangement with Poindexter Properties, LLC.  The increases were offset by a $0.3 million recognition of a deferred gain of $1.9 million originating from a 2008 sale/lease-back arrangement with Poindexter Properties, LLC.

Interest expense (income).  Interest expense decreased $0.3 million, or 1.6%, to $17.9 million (3.2% of revenues) for 2010, compared to $18.2 million (3.8% of revenues) for 2009.  Interest income was $0.1 million and $0.2 million for 2010 and 2009, respectively.

Income tax provision (benefit).  The effective income tax provision (benefit) rate was 42% and 31% of income before income taxes for 2010 and 2009, respectively.  The income tax provision for 2010 differs from amounts computed based on the federal statutory rate as a result of state and foreign taxes in certain tax jurisdictions and settlements.  The income tax benefit for 2009 differs from amounts computed based on the federal statutory rate, largely as a result of state taxes in certain tax jurisdictions.

Liquidity and Capital Resources

Our cash and cash equivalents decreased $13.5 million due to the repurchase and retirement of $39.5 million of our 8.75% Notes partially offset by cash provided by operating activities of $22.3 million and proceeds from equipment financing of $6.8 million.

Net working capital (defined as total current assets less total current liabilities) decreased to $110.2 million at December 31, 2011 compared to $112.9 million at December 31, 2010. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $19.6 million to $63.8 million at December 31, 2011 from $44.2 million at December 31, 2010 due to higher accounts receivable and inventory levels, partially offset by higher accounts payable and accrued liabilities.  Accounts receivable increased $13.4 million during 2011 due primarily to year—over-year revenue growth in the fourth quarter. The inventory increase is due to higher raw material levels at December 31, 2011 associated with the $60 million increase in backlog at the end of 2011 compared to the end of 2010.

Average accounts receivable days sales outstanding at December 31, 2011 were approximately 25, compared to 24 at December 31, 2010; inventory turns during 2011 were approximately 7.6 compared to 7.8 during 2010.  Excluding vehicle chassis at SVG (vehicle chassis remain in inventory for extended periods of time and amounted to $12.7 million and $9.5 million at December 31, 2011 and 2010, respectively), inventory turns were 9.1 and 9.2 for 2011 and 2010, respectively.

Operating cash flows.  Operating activities during 2011 generated cash of $22.3 million, compared to $3.9 million in 2010 and $29.2 million in 2009.  The increase in 2011 compared to 2010 was accomplished through an increase in net income of approximately $17.0 million and the utilization of an income tax receivable of $8.6 million that was used to offset 2011 income tax payable. These factors more than offset increases in net working capital items.

Investing cash flows.  Net cash used by investing activities in 2011 was ($0.6 million), compared to cash provided of $2.0 million in 2010 and ($9.8 million) used in 2009.  The decrease from 2011 compared to 2010 relates primarily to a reduction of proceeds from real estate sale/lease-backs of $12.9 million partially offset by reduced capital expenditures of $5.1 million and a reduction of insurance collateral deposits of $6.6 million.  Capital expenditures during 2011 of $9.7 million were comprised mainly of machinery and equipment across all business segments.  The decrease in capital expenditures of approximately $5.0 million from 2010 to 2011 is due to the postponement of further ERP software implementation at the end of 2010.

During 2011, we acquired approximately $6.8 million of equipment that is included in capital expenditures and was subsequently financed with proceeds from long-term debt.  At December 31, 2011, we had no significant open commitments for capital expenditures.

Financing cash flows.  Net cash used by financing activities in 2011 totaled $35.2 million, compared to $1.7 million in both 2010 and 2009.  The increase in cash used is attributable to our repurchase of $39.5 million of our outstanding 8.75% Notes partially offset by $6.8 million proceeds from equipment financing (which was done in lieu of purchasing the equipment).

Our Revolving Credit Agreement is scheduled to terminate on March 14, 2012.  As more fully described in Note 17 to our Financial Statement included herein, we have executed a commitment letter for a new four-year revolving line of credit on terms similar to our existing facility.

At December 31, 2011, the Consolidated Coverage Ratio, as defined in the Indenture relating to our 8.75% Notes, was 3.3 to 1.0; which was greater than the indenture debt incurrence covenant of 2.0 to 1.0.  As a result, we are not limited, with certain exceptions, in our ability to incur additional indebtedness.

The revolving credit facility provides for available borrowings of up to $50.0 million in revolving loans.  Borrowings available are subject to a borrowing base of eligible accounts receivable, inventory, machinery and equipment, and real estate.  Borrowings under our revolving credit facility are collateralized by substantially all of our assets and the assets of our existing domestic subsidiaries.  Our revolving credit facility also includes a subfacility for up to $15.0 million of letters of credit.  At December 31, 2011, we had no borrowings under the facility and $6.3 million of letters of credit outstanding; our borrowing base collateral would have supported debt borrowings of $60.2 million under our revolving credit facility criteria.

In addition, the revolving credit facility includes covenants that place various restrictions on us, including limitations on our ability to:

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

We believe that we will have adequate resources to meet our working capital and capital expenditure requirements, consistent with past trends and practices, for at least the next 12 months.  In addition, we believe that our cash and borrowing availability under the revolving credit facility will satisfy our cash requirements for 2012, given our anticipated capital expenditures, working capital requirements, and known obligations.  Our ability to make payments on our debt, including the 8.75% Notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This is subject to general economic conditions, other factors influencing the industries in which we operate, and circumstances beyond our control.  We cannot be certain that we will generate sufficient cash flows; if we do not, we may have to engage in other activities, such as the sale of assets, to meet our cash requirements.

Off-Balance-Sheet Arrangements

We have no off-balance-sheet arrangements.

Commitments and Capital Expenditures

We have a pricing agreement with a paint manufacturer that obligates Morgan, Morgan Olson, TAG, and SVG to purchase nearly all of their automotive paint from this manufacturer for five years, ending October 2016.  During 2012, we estimate that we will purchase approximately $10.0 million of paint products under this agreement.  We occasionally commit to the purchase of aluminum based on expected levels of future production.  At December 31, 2011, Morgan, Morgan Olson and TAG had 2012 aluminum purchase commitments of $9.8 million at prices ranging from $1.02 to $1.11 per pound.  We did not have any material commitments to acquire new capital equipment at December 31, 2011.

Our cash contractual obligations at December 31, 2011 are summarized in the following table.

Obligations (Dollars in Millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
8.75% Notes, excluding interest	$159.3	$—	$159.3	$—	$—
Operating leases	52.4	8.6	12.1	8.3	23.4
Capital leases and equipment notes	8.0	2.5	4.5	1.0	—
Total	$219.7	$11.1	$175.9	$9.3	$23.4

Other Matters

We are, and will continue to be, significantly leveraged.  We had $32.2 million of stockholder’s equity at December 31, 2011, compared to $17.6 million at December 31, 2010.  We operate in cyclical businesses and the markets for our products are highly competitive.  In addition, our top two customers accounted for 25% of 2011 consolidated revenues, while our top 10 customers accounted for 52% of 2011 consolidated revenues.

We continually evaluate, depending on market conditions, the most efficient use of our capital and contemplate various strategic options, which may include, without limitation, restructuring our business, indebtedness, or capitalization.  Accordingly, we or our subsidiaries may, from time to time, consider, among other things:

•         Purchasing, refinancing, or otherwise retiring certain outstanding indebtedness (whether in the open market or by other means);

•         Public or private issuances of debt or equity securities;

•         Joint-venture transactions;

•         Acquisitions or dispositions;

•         New borrowings;

•         Tender or exchange offers; and/or

•         Any combination thereof.

Recent economic conditions have resulted in fluctuations in raw material prices, and we cannot predict the effect that this will have on the selling price of our manufactured products.  Operating expenses, such as salaries and employee benefits, are subject to normal inflationary pressures.

Between 2008 and 2011, Poindexter Properties, LLC, which is wholly owned by Mr. Poindexter, purchased from and leased back to the Company eleven real estate properties.  Please refer to Note 16 of our Financial Statements, included herein, for a more detailed description of the financial aspects of these transactions.

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  The Company pays Southwestern a base fee of approximately $51,400 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company paid Southwestern approximately $0.6 million, $0.5 million and $0.5 million during 2011, 2010 and 2009, respectively, for all these services. Mr. Poindexter receives no salary from the Company.

Recently Issued Accounting Standards

The effect of recently issued accounting standards on the Company is addressed in Note 1 of our Financial Statements, included herein.

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

Revenue recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson, where revenue is recognized when the title transfers to the customer upon final body assembly, quality inspection and customer notification.  We classify amounts billed to customers related to shipping and handling as revenue.  The costs associated with shipping and handling revenue are included in the cost of revenue.

Warranties.  Reserves for costs associated with fulfilling warranty obligations offered on Morgan, Morgan Olson, TAG and SVG products are established based on historical experience and an estimate of future claims.  Increases in the incidence of product defects would result in additional reserves being required in the future and would reduce income in the period of such determination.

Self-insurance reserves.  We utilize a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and healthcare insurance.  We use internally determined development factors to record a fully developed self-insurance reserve to cover the self-insured portion of these risks, based on known facts and historical industry and company trends.  Changes in the assumptions used could result in a different self-insurance reserve.

Income Taxes.  Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities and the respective operating losses and tax credit carryforwards.  Deferred assets and liabilities are measured using enacted tax rates and laws in effect for the year in which the differences are expected to be recovered or settled.  The effect of a change in the tax rates on deferred tax assets and liabilities is recognized in income in the period that included the enactment date.

Net deferred assets are recorded to the extent it is believed that these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial results.  In the event we determine that we will be able to realize on deferred income tax assets in the future in excess of the their net recorded amount, we make an adjustment to the valuation allowance, which reduces the provision for income taxes.

JBPCO and its subsidiaries have both foreign and state operating losses available to carry forward to future years.  These losses have a carryforward period of 15 to 20 years from the date created.  If unused, the losses are set to expire throughout the period 2021 through 2030, with the most significant portion of the losses expiring during the period 2029 through 2030.

Inventory valuation.  Our inventories consist mainly of raw materials, chassis, supplies and work in progress.  Because we primarily produce products to our customers’ orders, we maintain a relatively small stock of finished goods inventories.  Inventories are stated at the lower of cost (first-in, first-out method) or market.  We record reserves against the value of inventory, based upon our determination that the inventory is not usable in our products.  These reserves are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer requirements or competitive conditions differ from our expectations.

Accounts receivable.  We provide credit to our customers in the ordinary course of business.  We are not aware of any significant credit risks related to our customer base and do not generally require collateral or other security to support customer receivables.  The carrying amount of our accounts receivable approximates the fair value of the receivables because of their short-term nature (with payment typically due within 30 days of transfer of title to the product).  We establish an allowance for doubtful accounts when we believe that we are unlikely to receive payment in full of amounts owed to us.  We reevaluate these reserves and adjust them as we obtain more information regarding the account. The collectability of trade receivables could be significantly reduced if there is a greater than expected rate of defaults, if one or more significant customers experience financial difficulties, or if one or more significant customers are otherwise unable to make required payments.

Goodwill, identified intangibles and long-lived assets impairment.  We perform a test of our goodwill and indefinite-lived intangible assets for potential impairment annually. The fair values of our reporting units for testing goodwill are based on various valuation methods, including multiples of earnings derived from information and analysis of recent acquisitions in the marketplace for companies with similar operations and discounted cash flow analysis.  Changes in the assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of our goodwill.  In addition to the annual review, we also test for impairment of our long-lived assets, goodwill and intangible assets, should events or circumstances indicate a potential reduction in the fair value of those assets below their carrying value.  Lastly, on an annual basis, we determine that the remaining lives of identified amortizable intangible assets continue to be appropriate.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks

We are subject to certain market risks, including interest rate risk and foreign currency risk.  The adverse effects of potential changes in these market risks are discussed in the following paragraphs.  Refer to the Notes to Consolidated Financial Statements elsewhere in this Form 10-K for a description of our accounting policies and other information related to these financial instruments.

Variable-rate debt.  From time to time, we borrow funds under our revolving credit facility.  The interest rates on the revolving credit facility are based upon a spread above either the prime interest rate or the London Interbank Offered Rate (LIBOR), which rate used is determined at our option.  The Company had no revolver borrowings outstanding at December 31, 2011 and 2010.

Fixed-rate debt.  At December 31, 2011, the Company had $159.3 million of 8.75% Notes outstanding, with an estimated fair value of approximately $161.3 million and $160.1 million, based upon the traded value at December 31, 2010 and February 10, 2012, respectively.  Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $5.8 million at December 31, 2011.

Foreign currency.  During 2011, Morgan’s manufacturing plant in Canada generated sales of approximately $12.6 million.  The functional currency of Morgan’s Canadian operations is the Canadian dollar.  Specialty Manufacturing has one plant in Mexico and one in Malaysia; however, the functional currency is the U.S. dollar.  We do not currently employ risk management techniques to manage potential exposure to foreign currency fluctuations.

Raw materials.  Our purchases of raw materials and components equal approximately 53.1% of our revenues in 2011. Hence, fluctuations in underlying commodity prices and the costs of production of our principal vendors of components and parts are material to our level of profitability.

Item 8.               Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder of
J.B. Poindexter & Co., Inc.

We have audited the accompanying consolidated balance sheets of J.B. Poindexter & Co., Inc. and subsidiaries (Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of J.B. Poindexter & Co., Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ CROWE HORWATH LLP

South Bend, Indiana
February 23, 2012

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$44,920	$58,382
Accounts receivable, net	49,385	36,023
Inventories, net	79,739	61,578
Deferred income taxes	1,257	463
Income tax receivable	674	9,287
Prepaid expenses and other	2,224	2,891
Total current assets	178,199	168,624
Property, plant, and equipment, net	46,564	56,436
Goodwill	35,000	35,000
Intangible assets, net	12,714	14,299
Debt issuance costs	1,008	1,817
Restricted cash	—	6,610
Other assets	3,680	3,938
Total assets	$277,165	$286,724

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,726	$2,260
Accounts payable	36,988	26,966
Accrued compensation and benefits	10,830	9,647
Other accrued liabilities	17,504	16,805
Total current liabilities	68,048	55,678
Non-current liabilities
Long-term debt, less current portion	164,991	201,233
Deferred income taxes	2,718	3,614
Employee benefit obligations and other	9,178	8,554
Total non-current liabilities	176,887	213,401
Stockholder’s equity
Common stock, par value $0.01 per share (3,059 shares issued and outstanding)	—	—
Capital in excess of par value of stock	19,486	19,486
Accumulated other comprehensive income	387	529
Retained earnings (accumulated deficit)	12,357	(2,370)
Total stockholder’s equity	32,230	17,645
Total liabilities and stockholder’s equity	$277,165	$286,724

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

	Years ended December 31,
	2011	2010	2009
Revenues	$708,064	$553,561	$480,647
Cost of revenues	607,709	481,888	420,146
Gross profit	100,355	71,673	60,501
Selling and administrative expenses	58,510	53,699	48,961
Closed and excess facility costs	—	951	642
Loss (gain) on sale/lease-back of real estate, net	1,053	2,555	(265)
Loss (gain) on repurchase of 8.75% Notes	187	—	(186)
Other expense	450	105	489
Operating income	40,155	14,363	10,860
Interest expense	17,887	17,917	18,163
Interest income	(45)	(62)	(197)
Income (loss) before income taxes	22,313	(3,492)	(7,106)
Income tax provision (benefit)	7,586	(1,462)	(2,210)
Net income (loss)	$14,727	$(2,030)	$(4,896)

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Dollars in Thousands)

For the years ended December 31, 2011, 2010 and 2009	Shares of common stock	Common stock and paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total
January 1, 2009	3,059	$19,486	$4,556	$(254)	$23,788

Net loss	—	—	(4,896)	—	(4,896)
Translation adjustment	—	—	—	544	544
Comprehensive loss					(4,352)
December 31, 2009	3,059	19,486	(340)	290	19,436

Net loss	—	—	(2,030)	—	(2,030)
Translation adjustment	—	—	—	239	239
Comprehensive loss					(1,791)
December 31, 2010	3,059	19,486	(2,370)	529	17,645

Net income	—	—	14,727	—	14,727
Translation adjustment	—	—	—	(142)	(142)
Comprehensive income					14,585
December 31, 2011	3,059	$19,486	$12,357	$387	$32,230

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$14,727	$(2,030)	$(4,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,634	16,551	16,998
Amortization of debt issuance costs	559	559	584
Loss (gain) on sale / lease-back of real estate	1,053	2,555	(265)
Loss (gain) on repurchase of 8.75% Notes	187	—	(186)
Provision for excess and obsolete inventory	2,024	1,809	1,181
Provision for doubtful accounts receivable	119	151	154
Loss (gain) on sale of property, plant, and equipment	(202)	425	355
Deferred income tax provision (benefit)	(1,241)	701	1,704
Other	(45)	(419)	267
Change in assets and liabilities:
Accounts receivable	(13,481)	(1,192)	7,820
Inventories	(20,185)	(10,669)	12,998
Prepaid expenses and other	(127)	(301)	300
Income tax receivable	8,613	(2,931)	—
Accounts payable	10,022	(733)	1,100
Accrued income taxes	—	(2,225)	(1,668)
Other accrued liabilities	2,630	1,644	(7,224)
Net cash provided by operating activities	22,287	3,895	29,222
Cash flows from investing activities:
Proceeds from sale / lease-back of real estate	2,075	14,975	—
Proceeds from disposition of business, property, plant, and equipment	507	857	1,811
Purchase of property, plant and equipment	(9,746)	(14,816)	(11,320)
Reduction (issuance) of insurance collateral deposits	6,610	982	(315)
Net cash provided by (used in) investing activities	(554)	1,998	(9,824)
Cash flows from financing activities:
Net proceeds from revolving credit facility	—	—	(379)
Net proceeds from long-term debt	6,813	—	—
Payments of long-term debt	(42,023)	(1,726)	(1,346)
Net cash used in financing activities	(35,210)	(1,726)	(1,725)
Translation impacts	15	39	252
Change in cash and cash equivalents	(13,462)	4,206	17,925
Cash and cash equivalents, beginning of year	58,382	54,176	36,251
Cash and cash equivalents, end of year	$44,920	$58,382	$54,176

The accompanying notes are an integral part of these consolidated financial statements.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1:   Summary of Significant Accounting Policies

Principles of Consolidation.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents.  Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term deposits and government agency and corporate obligations, are classified as cash and cash equivalents.  At times, the Company has maintained deposits in financial institutions in excess of federally insured limits.

Revenue Recognition.  Revenue is recognized upon shipment of the product to customers, except for Morgan and Morgan Olson, where revenue is recognized when the title transfers to the customer upon final body assembly, quality inspection and customer notification.  Amounts billed to customers related to shipping and handling is classified as revenue.  The costs associated with the shipping and handling revenue are included in the cost of revenues.

Accounts Receivable.  The Company sells to customers on terms customary in its industries.  Discounts are allowed for early payment; however, only if economically justified, based on the cost of capital.  Accounts receivable is stated net of an allowance for doubtful accounts of $480 and $603 at December 31, 2011 and 2010, respectively.  The Company establishes an allowance for doubtful accounts receivable on a case-by-case basis, when it believes that the required payment of specific amounts owed is unlikely to occur.  The activity in the allowance for doubtful accounts for the years ended December 31 was:

	2011	2010	2009
Balance at beginning of the year	$603	$1,028	$1,740
Provision for losses	119	151	154
Charge-offs	(43)	(232)	(620)
Recoveries	(199)	(344)	(246)
Balance at the end of the year	$480	$603	$1,028

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

Property, Plant and Equipment.  Property, plant and equipment, including property under capital leases, are stated at cost.  The cost of property under capital leases is the lower of the present value of the future minimum lease payments or fair value at the inception of the lease.  Depreciation and amortization is computed by using the straight-line method over the estimated useful lives of the applicable assets or over the shorter of the lease term or the estimated useful life of leasehold improvements.  The cost of maintenance and repairs is charged to operating expense, as incurred, and the cost of major replacements and significant improvements is capitalized.

Goodwill and Intangible Assets.  Goodwill and intangible assets with indefinite useful lives are not amortized, but are evaluated annually for impairment, or more frequently, if facts and circumstances indicate that the assets may be impaired.  Intangible assets, determined to have finite lives, are amortized on a straight-line basis over the period in which we expect to receive economic benefit.  Refer to Note 5 for further discussion on goodwill and intangible assets.

Debt Issuance Costs.  Debt issuance costs are amortized using the effective interest method over the term of the related debt, which ranges from four to ten years.  Amortization of debt issuance costs is included in interest expense (refer to Note 6).

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Warranty.  Morgan provides product warranties for periods of up to five years.  Morgan Olson provides a warranty period, which is one year, or 12,000 miles, for certain components; three years, or 36,000 miles, for paint; and five years, or 50,000 miles, for the van body structure.  TAG provides a warranty period, exclusive to the original purchaser, which is, in general, but with exclusions, one year for parts, five years for paint, and lifetime for structure.  The SVG provides a warranty on its products for a period of 48 months, or 50,000 miles, on the section of the body and parts manufactured for funeral coaches and funeral limousines; 36 months, or 50,000 miles, on the body and parts manufactured for bus bodies; and 48 months, or 100,000 miles, on the section of the body and parts manufactured for limousines.  The remaining operations of Specialty Manufacturing do not provide a warranty on their products.  Based on historical experience and estimated future claims, a provision for warranty costs is included in cost of sales when goods are sold.  The Company accrued warranty costs of $4,663 and $4,029 at December 31, 2011 and 2010, respectively.  The activity in the accrued warranty cost accounts for the years ended December 31 was:

	2011	2010	2009
Balance at the beginning of the year	$4,029	$3,481	$3,631
Provision for losses	3,377	2,696	1,354
Charge-offs	(2,743)	(2,148)	(1,504)
Balance at the end of the year	4,663	4,029	3,481
Less: Short-term	2,964	2,610	1,687
Long-term	$1,699	$1,419	$1,794

Advertising and Research and Development Expense.  The Company expenses advertising costs and research and development (“R&D”) costs as incurred.  During the years ended December 31, 2011, 2010 and 2009, advertising expenses were $2,644, $1,082 and $1,749, respectively.  During the years ended December 31, 2011, 2010 and 2009, R&D expenses were $1,722, $1,396 and $1,192, respectively.

Income Taxes.  The provision (benefit) for income taxes is based on income recognized for financial statement purposes and includes the effects of temporary and permanent differences between such income and that recognized for tax return purposes.  Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.  The Company considers the earnings in its Canadian and Malaysian operations to be permanently invested; as such, it has not provided for deferred taxes related to potential distributions of those earnings.  The amount of undistributed earnings at December 31, 2011 was not material.

The Company’s management generally believes it is more likely than not those current and long-term deferred tax assets recognized will reduce future income tax payments.  When the Company determines it is more likely than not that it will be unable to realize all or part of the net deferred tax asset in the future, a valuation allowance, necessary to reduce the deferred tax asset to the amount that is more likely than not to be realized, reduces income in the period such a determination was made.

The Company accounts for uncertain tax positions and reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Self-Insurance Reserves.  The Company utilizes a combination of insurance coverage and self-insurance programs for property, casualty, workers’ compensation and healthcare insurance.  The Company records a fully developed self-insurance reserve to cover the self-insured portion of these risks, based on known facts and historical industry trends.  Changes in management’s assumptions may result in a different self-insurance reserve.

Contingent Liabilities.  Reserves are established for estimated environmental and legal loss contingencies when a loss is probable and the amount of the loss can be reasonably estimated.  Revisions to contingent liabilities are reflected in income in the period in which different facts or information become known or circumstances change that affect the previous assumptions, with respect to the likelihood or amount of loss.  Reserves for contingent liabilities are based upon the assumptions and estimates regarding the probable outcome of the matter.  Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Comprehensive Income.  Comprehensive income consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) consists of foreign currency translation adjustments, which are also recognized as a separate component of equity.

Translation of Foreign Financial Statements.  Assets and liabilities of foreign operations are translated at year-end rates of exchange, and the income statements are translated at the average rates of exchange for the year.  Gains or losses resulting from translating foreign currency financial statements are accumulated in a separate component of stockholder’s equity, until the foreign operations are sold or substantially liquidated.  Gains or losses resulting from foreign currency transactions (transactions that require settlement in a currency other than the Company’s functional currency) are included in net income (loss).

Fair Value of Financial Instruments.  The Company’s financial instruments consist of cash and cash equivalents, receivables and debt.  Fair values of cash and cash equivalents and receivables approximate carrying values for these financial instruments, since they are relatively short-term in nature.  The carrying amount of debt, except for the Company’s 8.75% Notes (refer to Note 9), approximates the fair value, due either to length of maturity or existence of variable interest rates that approximate prevailing market rates.  The fair value of the Company’s 8.75% Notes is determined under the provisions of applicable guidance, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Reclassifications.  Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on stockholders equity or net loss as previously reported.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates subject to change include the valuation of goodwill and other intangible assets, the allowances for doubtful accounts, shrinkage, and excess and obsolete inventory, the valuation of deferred tax assets, and the allowances for self-insurance risks, warranty claims and environmental claims.

Recent Accounting Pronouncements. In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-5, Presentation of Comprehensive Income, which requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.  Entities will no longer have the option to present components of other comprehensive income (“OCI”) as part of the statement of stockholders’ equity.  In addition, the amended guidance requires entities to show the effect of items reclassified from OCI to net income on the face of the financial statements.  The amended guidance is required for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, and retrospective application is required.  This update will require the Company to change the presentation of comprehensive income in future periods.

In September 2011, the FASB issued ASU No. 2011-08 (an amendment to Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other), Testing Goodwill for Impairment.  This update simplifies the current two-step goodwill impairment test previously required by ASC 350-20, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amounts.  Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amounts, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required.  The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company is continuing to assess the implications of this update, but does not expect it to have a significant impact on future financial reporting.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 2:   Segment Data

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

Revenues	2011	2010	2009
Morgan	$296,082	$197,304	$146,555
Morgan Olson	104,068	85,631	61,290
TAG	123,140	122,213	114,875
Specialty Manufacturing	184,774	148,413	157,927
Revenues	$708,064	$553,561	$480,647

Operating Income	2011	2010	2009
Morgan	$21,330	$8,601	$1,156
Morgan Olson	6,113	5,101	2,565
TAG	11,007	12,687	7,839
Specialty Manufacturing	11,724	(1,760)	2,937
JBPCO (Parent)	(10,019)	(10,266)	(3,637)
Operating Income	$40,155	$14,363	$10,860

Depreciation and Amortization Expense	2011	2010	2009
Morgan	$1,726	$1,816	$1,921
Morgan Olson	768	795	761
TAG	2,727	3,129	4,057
Specialty Manufacturing	11,070	10,085	10,141
JBPCO (Parent)	1,343	726	118
Depreciation and Amortization Expense	$17,634	$16,551	$16,998

Total Assets as of December 31,	2011	2010	2009
Morgan	$62,767	$38,574	$39,819
Morgan Olson	18,321	9,430	19,311
TAG	55,461	56,553	58,371
Specialty Manufacturing	113,480	118,242	112,712
JBPCO (Parent)	27,136	63,925	55,751
Total Assets	$277,165	$286,724	$285,964

Capital Expenditures	2011	2010	2009
Morgan	$2,846	$1,601	$1,276
Morgan Olson	1,736	1,400	361
TAG	1,793	2,065	2,200
Specialty Manufacturing	3,188	6,970	5,034
JBPCO (Parent)	183	2,780	2,449
Capital Expenditures	$9,746	$14,816	$11,320

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Morgan had two customers that accounted for, on a combined basis, approximately 59%, 56% and 54% of Morgan’s revenues during 2011, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $6,554 and $2,323 at December 31, 2011 and 2010, respectively.

Morgan Olson had one customer that accounted for approximately 53%, 41% and 31% of Morgan Olson’s revenues during 2011, 2010 and 2009, respectively.  Accounts receivable from this customer were $40 and $109 at December 31, 2011 and 2010, respectively.

Specialty Manufacturing had two customers in the international oilfield service industry that accounted for approximately 54%, 44% and 39% of Specialty Manufacturing’s revenues during 2011, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $9,981 and $8,272 at December 31, 2011 and 2010, respectively.

On a consolidated basis, the Company had five customers that accounted for approximately 46%, 38% and 33% of total revenues during 2011, 2010 and 2009, respectively.  Accounts receivable from these customers totaled $16,575 and $10,704 at December 31, 2011 and 2010, respectively.  These were customers of Morgan, Morgan Olson and Specialty Manufacturing.  Morgan had two customers, Penske and Ryder, which individually accounted for more than 10% of the Company’s revenues during any one or more of the years 2011, 2010 and 2009.  Penske accounted for approximately 14%, 10% and 11% of the Company’s total revenues during 2011, 2010 and 2009, respectively.  Accounts receivable for Penske was $2,819 and $1,036 at December 31, 2011 and 2010, respectively.  Ryder accounted for approximately 11%, 10% and 6% of the Company’s total revenues during 2011, 2010 and 2009, respectively.  Accounts receivable for Ryder was $3,735 and $1,287 at December 31, 2011 and 2010, respectively.

The Company’s operations are located principally in the United States; however, Morgan has operations located in Canada, and Specialty Manufacturing has operations in Mexico and Malaysia.  Long-lived assets relating to these foreign operations were $8,937 and $10,423 at December 31, 2011 and 2010, respectively.  Consolidated revenues included $54,225, $44,545 and $31,881 in 2011, 2010 and 2009, respectively, of sales to customers outside the United States.

JBPCO (Parent) operating expenses for all periods comprise the costs of the Parent company office and personnel who provide strategic direction and support to the subsidiary companies.  JBPCO costs were $10,019, $10,266 and $3,637 for 2011, 2010 and 2009, respectively.

The sale/lease-back transaction consummated in December 2011 with Poindexter Properties, LLC resulted in a recognized loss on sale of real estate of $1,556. Deferred gain amortization from prior year sale/lease-back transactions amounts to $503 of income in 2011.

The sale/lease-back transaction consummated in December 2010 with Poindexter Properties, LLC resulted in a recognized loss on sale of real estate of $2,820 and a deferred gain on sale/lease-back of $3,595.  Deferred gain amortization from prior year sale/lease-back transactions amounts to $265 of income in 2010.  The Company considers the gains and losses associated with the sale of real estate under the sale/lease-back arrangements unusual transactions.

These transactions are not considered by the Company’s chief operating decision maker in his assessment of segment profitability; as a result, they have been included in the JBPCO (Parent) category.  To be consistent with treatment of the 2011 and 2010 transactions, the Company reclassified the $265 income recognized in 2009 on the deferred gain originating from the 2008 sale/lease-back arrangement with Poindexter Properties, LLC that was previously presented as Morgan operating income.

Note 3:   Inventories

Consolidated net inventories consisted of the following:

	December 31,
	2011	2010
Raw materials	$54,604	$37,169
Work in process	19,220	19,978
Finished goods	5,915	4,431
Balance at the end of the year	$79,739	$61,578

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Inventories are stated net of an allowance for excess and obsolete inventory of $2,636 and $2,975 at December 31, 2011 and 2010, respectively.  The activity in the allowance for excess and obsolete inventory accounts for the years ended December 31 was:

	2011	2010	2009
Balance at the beginning of the year	$2,975	$3,391	$3,166
Provision for losses	2,024	1,809	1,181
Charge-offs	(2,363)	(2,225)	(956)
Balance at the end of the year	$2,636	$2,975	$3,391

Note 4:   Property, Plant and Equipment

Property, plant and equipment, at December 31, 2011 and 2010, consisted of the following:

	Lives	2011	2010
Land	—	$385	$1,012
Buildings and improvements	5-25	6,754	10,349
Machinery and equipment	3-10	129,185	134,903
Furniture and fixtures	2-10	24,148	17,602
Transportation equipment	2-10	5,559	5,745
Leasehold improvements	3-10	8,513	7,498
Construction in progress	—	1,960	7,546
		176,504	184,655
Accumulated depreciation and amortization		(129,940)	(128,219)
Property, plant and equipment, net		$46,564	$56,436

Machinery and equipment included approximately $21,002 and $14,189 of equipment, at cost, recorded under capital leases or equipment notes at December 31, 2011 and 2010, respectively, and accumulated depreciation of approximately $8,996 and $7,470 at December 31, 2011 and 2010, respectively.

The Company sold and leased back two and six of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter during December of 2011 and 2010, respectively (refer to Note 16).

In 2011 and 2010, the Company capitalized $0 and $512, respectively, of interest costs incurred related to constructed assets in progress.

SVG completed the closure of its facility in Fort Smith, Arkansas in 2010 combining its limousine production business into its Amelia, Ohio facility.  Expenditures incurred related to the closure were $937 in 2010.  During 2009, and prior to the consolidation, SVG sold its specialized transit bus business and related assets for total proceeds of $1,375 resulting in a net loss of $584.  The allocation of goodwill associated with the bus business accounted of $550 of the loss.

Depreciation expense was $16,014, $14,916 and $15,298 and included $1,527, $1,612 and $1,688 for assets recorded under capital leases for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 5:   Goodwill and Other Intangible Assets

Goodwill reflects the excess of costs over fair value of net assets of businesses acquired.  The Company paid a premium over the fair value of net tangible and identifiable intangible assets acquired for reasons, such as the profitable expansion of its business, strategic fit, economies of scale and the value of an assembled workforce.  Goodwill and intangible assets acquired

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

in a purchase business combination, which are determined to have an indefinite life, are not amortized, but instead tested for impairment at least annually.

The Company evaluates the carrying value of goodwill and intangibles during the fourth quarter of each year, or earlier if events occur or circumstances change and would more likely than not reduce the fair value of goodwill or an intangible assets below its carrying amount.  The Company estimates the fair value of its reporting units by utilizing a discounted cash flow methodology based on projected operating results and discount rates as determined by application of the capital asset pricing model.  These estimates represent Level 3 inputs as defined under FASB Fair Value Hierarchy and assume that the Company’s operations will not suffer a material adverse change in future periods.  Should the Company’s reporting units not meet the projected operating results in future periods as a result of certain operational risks or other unforeseen reason, the resulting fair values could be materially different from the calculated estimates.

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

The Company sold its specialized transit bus business in 2009 and allocated $550 of goodwill associated with the business sold.  Revenues related to the specialized transit bus business were $9,504 in 2009, which approximated 2.0% of consolidated revenues in 2009.

At December 31, 2011, consolidated goodwill was $35,000, or $7,408, $14,884, $9,861 and $2,847 for the Morgan, TAG, MIC and SVG reporting units, respectively, which reflects no change since December 31, 2009.

Intangible assets and the related accumulated amortization as of December 31, 2011 and 2010 were:

		Cost
December 31, 2011:	Useful Lives	Morgan	TAG	MIC	SVG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	5-20	$1,887	$2,556	$8,340	$2,060	$14,843	$6,008
Noncompete agreements	5	216	—	553	110	879	852
Supplier relationship	10	—	—	—	3,228	3,228	2,042
Patents	2	—	300	—	—	300	300
		2,103	2,856	8,893	5,398	19,250	9,202
Unamortizable intangible assets:
Trade names	—	1,170	616	—	880	2,666	—
Balance, December 31, 2011		$3,273	$3,472	$8,893	$6,278	$21,916	$9,202

		Cost
December 31, 2010:	Useful Lives	Morgan	TAG	MIC	SVG	Total	Accumulated Amortization
Amortizable intangible assets:
Customer base	5-20	$1,852	$2,556	$8,340	$2,060	$14,808	$4,806
Noncompete agreements	5	216	—	553	110	879	771
Supplier relationship	10	—	—	—	3,228	3,228	1,705
Patents	2	—	300	—	—	300	300
		2,068	2,856	8,893	5,398	19,215	7,582
Unamortizable intangible assets:
Trade names	—	1,170	616	—	880	2,666	—
Balance, December 31, 2010		$3,238	$3,472	$8,893	$6,278	$21,881	$7,582

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

The amortization of intangible assets was $1,620, $1,635 and $1,700 for the years ended December 31, 2011, 2010 and 2009, respectively.  Estimated amortization expense for each of the subsequent five years ending December 31 is $1,377 for 2012, $1,073 for 2013, $1,073 for 2014, $997 for 2015, $752 for 2016 and $4,776 thereafter.

Note 6:   Debt Issuance Costs

The amortization of debt issuance costs was $559, $559 and $584 for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, the Company expensed $250 of debt issuance costs allocable to the 8.75% Notes repurchased during the year ending December 31, 2011, which is included in net loss on repurchase of 8.75% Notes.  Estimated amortization of debt issuance costs for each of the subsequent three years ending December 31 is $448 for 2012, $448 for 2013 and $112 for 2014.

During the second and third quarter of 2011, the Company incurred costs of $465 associated with a prospective $200 million bond offering to replace the current 8.75% Notes due in 2014.  Due to market conditions, the offering was postponed and these costs, originally capitalized, were expensed in the fourth quarter of 2011.

Note 7:   Restricted Cash

Restricted cash reflects a cash reserve deposited in an escrow account to secure the self-insured portion of the Company’s insurance programs.  This reserve was based on known facts and historical industry trends.  The balance of the reserve as of December 31, 2010 was $6,610.  During December 2011, the Company’s insurance program administrator agreed to release the cash reserve in lieu of a stand-by letter of credit in the amount of $6,220.  This letter of credit was provided under the terms of a Revolving Credit Agreement.

Note 8:   Revolving Credit Facility

On March 15, 2004, concurrently with the 8.75% Notes offering discussed in Note 9, the Company entered into a revolving credit agreement (the “Revolving Credit Facility”) with an initial term through March 15, 2008.  The Revolving Credit Facility automatically renewed for a 12-month period after March 15 of each year, until December 13, 2010, at which time, the agreement was amended and extended until March 14, 2012.  The annual automatic renewal feature was not incorporated into the new agreement.

The Revolving Credit Facility currently provides for borrowings by the Company of up to $50,000.  The Revolving Credit Facility allows the Company to borrow funds up to the lesser of $50,000 or an amount based on the sum of: 1) advance rates applied to the total amounts of eligible accounts receivable and inventories of the subsidiaries and 2) up to $20,000, collateralized by the fixed assets of the Company.  The advance rates are 85% for eligible accounts receivable and 60% for eligible inventory, as defined.  Borrowings against inventory may not exceed $20,000.  The Company is entitled to borrow up to an additional $20,000 against fixed assets, not to exceed the maximum amount of credit under the facility.  The Revolving Credit Facility includes a subfacility for up to $15,000 of letters of credit.

The Revolving Credit Facility provides for borrowing at variable rates of interest, based on either LIBOR (London Interbank Offered Rate, which was 0.797% at December 31, 2011), plus a margin of 1.75%, or the bank’s base rate (the greater of the Federal Funds Rate, plus 0.5% or its prime rate, which was 3.25% at December 31, 2011).  Interest is payable monthly, including a fee of 0.5% on the portion of the $50,000 total commitment that remains unused during the period.

The Revolving Credit Facility contains provisions allowing the lender to accelerate the repayment of debt upon the occurrence of an event the lender determines to represent a material adverse change.  The Revolving Credit Facility also contains restrictive covenants, which, among other things, restrict the use of proceeds from the sale of assets, the ability of the Company to incur additional debt or pay dividends, and certain other corporate activities.  In addition, the Company is subject to a financial covenant requiring it to maintain a minimum fixed charge coverage ratio, as defined, of 1.0 to 1.0, should availability fall below $10,000.  At December 31, 2011, the Company was in compliance with all covenants of the

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Revolving Credit Facility.  In the event that the Company’s borrowing availability is below $20,000, the Company’s cash balances will become restricted.

At December 31, 2011, the Company had no borrowings, $6,279 in stand-by letters of credit, and unused gross borrowing availability of $43,721.  At December 31, 2010, the Company had no borrowings, $1,358 in stand-by letters of credit, and unused borrowing availability of $48,615.  Refer to Note 15 for information on stand-by letters of credit.

Note 9:   Long-Term Debt and 8.75% Notes Offering

Long-term debt, as of December 31, 2011 and 2010, consisted of:

	2011	2010
8.75 % Notes, due 2014	$159,315	$198,800
Unamortized bond premium	442	798
Obligations under capital leases and equipment notes	7,960	3,895
Total long-term debt	167,717	203,493
Less current portion	2,726	2,260
Long-term debt, less current portion	$164,991	$201,233

On March 15, 2004, the Company completed a note offering of $125,000, 8.75% Notes, due in 2014 (the “8.75% Notes”); interest is payable semiannually.  On May 17, 2004 and January 21, 2005, the Company completed offers to sell an additional $30,000 and $45,000, respectively, of the 8.75% Notes.  The additional $30,000 of 8.75% Notes were issued at par, and the $45,000 of 8.75% Notes were issued at a 5% premium.  The additional 8.75% Notes were issued on the same terms as the original issue.  Net proceeds from the additional offerings of approximately $46,400 increased the Company’s cash and short-term investments.

The 8.75% Notes mature on March 15, 2014 and bear interest at an annual rate of 8.75%, payable each September 15 and March 15 to the holders of record on September 1 and March 1, immediately preceding the interest payment date.  On May 11, 2005, the Company completed an offer to exchange (“2005 Exchange Offer”) $200 million principal amount of its 8.75% Notes, which had been registered under the Securities Act, for any and all of its outstanding unregistered 8.75% Notes.

The 8.75% Notes are subordinated to borrowings under the Revolving Credit Facility (refer to Note 8) and other secured indebtedness to the extent of the assets securing the debt.  Also, the Company’s obligations under the 8.75% Notes are guaranteed by each wholly owned subsidiary of the Company (the “Subsidiary Guarantors”).  Each guarantee is a senior unsecured obligation of the Subsidiary providing such Guarantee.  All the assets of the Company and its subsidiaries are encumbered under the guarantee arrangement related to the 8.75% Notes.  Relevant groupings of individual guarantors’ assets (including the corporate-level assets) and pertinent individual operating information (related to guarantor operations) is provided in the disclosure of the segment information in Note 2 of our Consolidated Financial Statements.  The Subsidiary Guarantors are also borrowers under the Revolving Credit Facility (refer to Note 8).

The Company has the option to redeem the 8.75% Notes at any time on or after March 15, 2010, at a defined premium, plus accrued and unpaid interest to the date of redemption.  On February 5 and February 9, 2009, the Company repurchased $150 and $250, respectively, of the 8.75% Notes on the open market, resulting in a gain of $186.  During November and December of 2011, the Company repurchased $39,485 of the 8.75% Notes on the open market resulting in a loss of $187.

The 8.75% Notes’ Indenture includes covenants that limit the ability of the Company to: incur additional debt, including sale/lease-back transactions; pay dividends or distributions on its capital stock or repurchase capital stock; issue stock of subsidiaries; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.  The Indenture contains a covenant to limit the incurrence of additional indebtedness, as measured by its Consolidated Coverage Ratio, as defined.  The Company and its subsidiaries are prohibited from incurring additional indebtedness when the Consolidated Coverage ratio is below 2.0 to 1.0.  The

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Indenture permits certain exceptions, with respect to capitalized lease obligations and other arrangements that are incurred for the purpose of financing all or part of the purchase price or cost of construction or improvements of property used in the business of the Company or its subsidiaries.  Already-existing obligations and any amounts available to be drawn under the Company’s existing revolving credit agreement are not subject to this limitation.  At December 31, 2011, the Company’s consolidated coverage ratio was approximately 3.3 to 1.0, which is above the level at which the Indenture would permit additional debt to be incurred.  At December 31, 2011, the Company had $43,721 of current availability under the Company’s existing revolving credit agreement.

The Company, using level 1 inputs, estimates the fair value of the 8.75% Notes at December 31, 2011 and 2010 to be approximately $161,306 and $199,300, respectively, based on their market values at those dates, compared to recorded amounts of $159,758 and $199,598 at December 31, 2011 and 2010, respectively.

The Company’s obligations under capital leases and equipment notes are due in varying maturity dates through 2014.  The capital leases and equipment notes are collateralized by certain equipment, with a net book value of approximately $12,006 and $6,719 at December 31, 2011 and 2010, respectively.

Maturities.  Aggregate principal payments on long-term debt based on scheduled maturities for the next four years as of December 31, 2011 are as follows:

2012	$2,726
2013	1,899
2014	161,077
2015	990
2016	1,025
$167,717

Note 10:   Operating Leases

The Company leases certain manufacturing facilities and equipment under noncancelable operating leases, certain of which contain renewal options.  The future minimum lease payments subsequent to December 31, 2011 are as follows:

2012	$8,644
2013	6,598
2014	5,499
2015	4,863
2016	3,454
2017 and thereafter	23,341
Total minimum lease payments	$52,399

Total rental expense included in continuing operations under all operating leases was approximately $10,012, $9,587 and $10,042 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 11:   Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Cash paid for interest	$18,567	$18,364	$18,187
Cash paid (refunded) for income taxes, net of foreign refunds	780	1,419	(2,037)
Noncash investing and financing activities:
Capital lease obligations for machinery and equipment	733	722	1,219

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 12:   Income Taxes

The income tax provision (benefit) consists of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Current:
Federal	$8,247	$(1,065)	$(4,497)
State	580	(314)	564
Foreign	—	(784)	19
	$8,827	$(2,163)	$(3,914)
Deferred:
Federal	(392)	378	1,732
State	(100)	323	(28)
Foreign	(749)	—	—
	(1,241)	701	1,704
Income tax provision (benefit)	$7,586	$(1,462)	$(2,210)

The following table reconciles the differences between the federal statutory income tax rate and the effective tax rate for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Tax provision at federal statutory income tax rate	$7,810	35%	$(1,187)	34%	$(2,415)	34%
Net impact of change in valuation allowance	(751)	(3)	151	(4)	(169)	2
Nondeductible expenses	190	1	94	(3)	107	(2)
State income taxes, net of federal income tax benefit	734	3	6	—	599	(8)
Uncertain tax positions related to prior years	(349)	(1)	(875)	25	(343)	5
Uncertain tax positions related to current year	134	—	208	(6)	93	(1)
Foreign income taxes, at rate different than federal rate	(3)	—	151	(4)	(47)	1
Domestic production deduction	(217)	(1)	—	—	—	—
Other	38	—	(10)	—	(35)	—
Provision (benefit) for income taxes and effective tax rates	$7,586	34%	$(1,462)	42%	$(2,210)	31%

The domestic and foreign components of income (loss) before income taxes were:

	2011	2010	2009
Domestic	$22,941	$(1,810)	$(7,758)
Foreign	(628)	(1,682)	652
Total	$22,313	$(3,492)	$(7,106)

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities, given the provisions of the enacted tax laws.  The net deferred tax assets and liabilities as of December 31, 2011 and 2010 were:

	2011	2010
Current deferred tax asset:
Allowance for doubtful accounts	$67	$36
Employee benefit accruals and reserves	1,242	206
Uncertain state tax positions tax benefit	88	235
Other	(140)	(14)
Total current deferred tax asset	$1,257	$463

Long-term deferred tax asset:
State and foreign operating loss carryforwards	3,711	5,930
Warranty liabilities	1,652	1,318
Other	2,934	1,610
Valuation allowance	(1,706)	(3,535)
Total long-term deferred tax asset	6,591	5,323

Long-term deferred tax liabilities:
Depreciation and amortization	(8,606)	(8,234)
Other	(703)	(703)
Total long-term deferred tax liability	(9,309)	(8,937)
Net long-term deferred tax liability	(2,718)	(3,614)
Net deferred tax liability	$(1,461)	$(3,151)

The Company had alternative minimum tax credit and research and development tax credit carryforward tax-deferred tax assets of approximately $800 and $300 at December 31, 2010. The Company utilized the credits in 2011.

At December 31, 2011 and 2010, the Company had state tax net operating loss carryforwards of approximately $50 million and $64 million, respectively, and recognized a deferred tax asset of approximately $2,100 and $3,400, respectively.  The state net operating loss carryforwards expire at varying dates, ranging from one to 20 years.  At December 31, 2011 and 2010, the Company had recorded a valuation allowance of approximately $1,100 and $2,100, respectively, against this deferred tax asset, as it was uncertain as to whether it would be realized.

At December 31, 2011 and 2010, the Company has foreign deferred tax assets, net of valuation allowance, of approximately $1,000 and $0 respectively.  Because the Company operates in multiple overseas jurisdictions, the Company assesses and records valuation allowances on a country-by-country basis. The Company has decreased the foreign deferred tax valuation allowance because the Company believes there is significant positive evidence to support this conclusion.  The Company believes utilization of the foreign net operating loss carryforwards in the future is more likely than not because (1) the Company has reduced the foreign operating costs; (2) the Company expects to be profitable and generate taxable income in the near future; and (3) the foreign net operating loss carryfowards have indefinite lives or do not expire in the near term. Foreign net operating losses will be carried forward for up to 20 years, with a significant majority being greater than 10 years.

As of December 31, 2011 and December 31, 2010, the Company had $261 and $880, respectively, of tax liabilities related to uncertain income tax liabilities, or $173 and $645, respectively, net of a federal tax benefit of $88 and $235, respectively.  The tax liability includes $18 and $435 of interest and penalties at December 31, 2011 and 2010, respectively.  If these uncertain tax positions are favorably resolved, $173 would reduce our income tax provision in future periods.  A reconciliation of the beginning and ending unrecognized tax liability is as follows:

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Liability for Unrecognized Tax Benefits

Balance at January 1, 2009	$2,802

Releases related to prior years due to expiration of statutes, including settlements related to prior years	(1,123)

Additions based on tax positions related to current year	142

Balance at December 31, 2009	1,821
Releases related to prior years due to expiration of statutes, net of additional based on tax positions related to prior years	(1,192)

Additions based on tax positions related to current year	251

Balance at December 31, 2010	880
Releases related to prior years due to expiration of statutes, including settlements and net of additions based on tax positions related to prior years	(813)

Additions based on tax positions related to current year	194

Balance at December 31, 2011	$261

All of the unrecognized tax benefits, if recognized in future periods, would impact our effective tax rate.. We are subject to U.S. federal income tax, as well as income tax in foreign (primarily Canada and Malaysia) and multiple state jurisdictions.  We have substantially concluded all U.S. federal income tax matters for years through 2006.  Substantially all material foreign, state and local income tax matters have been concluded for fiscal years through 2004.  We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

Note 13:   Common Stock

As of December 31, 2011 and 2010, there were 100,000 shares authorized and 3,059 shares issued and outstanding of JBPCO common stock, with a par value of $.01 per share.  JBPCO was incorporated in Delaware.  No other classes of common stock, preferred stock or common stock equivalents exist.

Note 14:   Employee Benefit Plans

Employee Incentive Plans.  The Company has an annual Management Incentive Plan for executives at the Parent and at each of the business units; this provides for the earning of annual bonuses linked to the attainment of performance-based goals.  Eligible participants are entitled to receive a bonus if the business unit (or the Company) attains at least 80% of the operating income target.  Individual bonuses are then allocated among the eligible employees based upon their individual achievement of stated performance objectives, including working capital performance objectives.  The Company incurred expenses related to this plan totaling $3,307, $2,544 and $2,444 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has a Long-Term Performance Plan (“LTPP”) designed to align the most senior executives with the Company’s long-term financial performance goals.  Each element of the LTPP has a three-year duration; awards are paid only at the end of the three-year cycle, depending upon performance versus established budgeted financial goals.  The Company incurred expenses related to this plan totaling $1,642, $476 and $349 for the years ended December 31, 2011, 2010 and 2009, respectively.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

JBPCO 401(k) Defined Contribution Plan.  The JBPCO-sponsored 401(k) savings plan allows participating employees to contribute, through salary deductions, up to 100% of gross compensation and provides for Company-matching contributions up to 3% of the first 5%.  The plan allows the Company to make an annual, discretionary contribution; however, it has not made such a contribution to-date.  Vesting in the Company-matching contribution is 20% per year over the first five years.  The Company incurred related employer-matching contribution and administrative expenses of $475, $480 and $632 during the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15:   Commitments and Contingencies

Claims and Lawsuits.  The Company is involved in certain claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the financial position or results of operations and cash flows of the Company.

Letters of Credit and Other Commitments.  The Company had $6,279 in stand-by letters of credit outstanding at December 31, 2011; primarily securing the Company’s partially self-funded insurance programs.

The Company has a five-year agreement that expires October 1, 2016 with a key supplier, whereby it exclusively purchases inventory from this supplier in return for favorable pricing.  The Company estimates that it will purchase approximately $10 million from this supplier in 2012.

Consigned Chassis Inventories.  For certain units produced at Morgan, the Company obtains vehicle chassis directly from the manufacturer under a bailment pool agreement with General Motors Acceptance Corporation.  Chassis are obtained directly from the manufacturer based on orders from customers — typically manufacturer dealers.  The agreement generally provides that the Company is restricted to producing certain conversions or up-fittings on these chassis.  The manufacturer does not transfer the certificate of origin to the Company; accordingly, the Company accounts for the chassis as consigned inventory belonging to the manufacturer.  Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance charge, based on the value of the chassis.

Environmental Matters.  The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission, disposal and discharge of materials into the environment.  We occasionally receive notices of noncompliance with respect to our operations; these typically are resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and paying fines, none of which individually or in the aggregate has had a material adverse effect on us.

From time to time, we have received notices of noncompliance with respect to our operations, which have typically been resolved by investigating the alleged noncompliance, correcting any noncompliant conditions and, in some cases, paying fines.  We have from time to time been identified as a potentially responsible party at various Superfund sites, which, based on available information, we do not anticipate will result in any material liability.  However, new environmental requirements, more aggressive enforcement of existing ones, or discovery of presently unknown conditions could require material expenditures or result in liabilities that could limit expansion, require us to undertake remedial actions or otherwise have a material adverse effect on our business, financial condition, operating cash flows and our ability to make required payments on our debt.

Note 16:   Related-Party Transactions

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), a corporation owned by Mr. Poindexter.  Pursuant to the Management Services Agreement, Southwestern provides services to the Company, including those of Mr. Poindexter.  The Company pays Southwestern a base fee of approximately $52 per month for these services, subject to annual automatic increases based upon the consumer price index.  The Company paid Southwestern $617, $534 and $534 during 2011, 2010 and 2009, respectively, for these services.  Mr. Poindexter receives no salary from the Company.

During the period December 2008 through December 31, 2011, the Company sold to and leased back eleven of its manufacturing facilities from Poindexter Properties, LLC, a company owned by Mr. Poindexter. The properties were sold at appraised values totaling $24,185 and at a net gain of $1,119.  Aggregate losses of $4,376 on five of the properties were recognized in the year of sale and the

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

gains on six of the properties were deferred and recognized over the life of the respective leases, fifteen years.  The details of the transactions, by year of occurrence are described below.

Effective December 12, 2008, Morgan sold to and leased back three of its manufacturing facilities from Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania and Corsicana, Texas, were sold at their appraised value of $7,135.  JBPCO recorded a gain on the sale of $1,854 that has been deferred and included in other current and noncurrent liabilities in the accompanying consolidated balance sheet and will be recognized as income over the term of the leases, with $265 recognized as income in 2011 and 2010.  Effective December 17, 2010, the lease terms were amended and the terms extended through December 2025.  The monthly payments total $62, adjusted annually for changes in the consumer price index, through December 2025 and are included in the future lease commitments, as disclosed in Note 10 of the Notes to Consolidated Financial Statements.  Morgan paid rent of $740, $923 and $932 for the use of the properties for the years ended December 31, 2011, 2010 and 2009, respectively.

Effective December 17, 2010, the Company sold to and leased back six of its manufacturing facilities from Poindexter Properties, LLC.  The properties, located in Sturgis, Michigan; Brenham, Texas; Elkhart, Indiana; and Ehrenberg, Arizona, were sold at their appraised value of $14,975.  Three of the six properties included in the transaction were sold for an aggregated loss of $2,820, as the sale prices (based on appraised values) were less than the book values of the assets.  The loss was recognized at the time of the transaction.  The remaining three properties were sold for an aggregated gain of $3,595.  The gain has been deferred and will be recognized as income over the life of the leases.  The lease arrangement requires monthly total payments of $118, adjusted annually for changes in the consumer price index, over the 15-year term ending in December 2025.  Morgan, Morgan Olson and TAG paid rent of $1.4 million for the use of the properties for the year ended December 31, 2011.

Effective December 28, 2011, the Company sold to and leased back two of its manufacturing facilities from Poindexter Properties, LLC.  The properties, located in Centralia, Washington and Rydal, Georgia, were sold for their appraised value of $2,075.  JBPCO recorded a loss on the sale of $1,556.  The loss was recognized at the time of the transaction.  The lease arrangement requires monthly total payments of $18, adjusted annually for changes in the consumer price index, over the 15-year term ending in December 2026.  The arrangement for all sale/lease-back transactions with Poindexter Properties, LLC, are accounted for as operating leases and included in the Company’s future lease commitments as disclosed in Note 10 of our Consolidated Financial Statements.

Note 17:   Subsequent Events

In January 2012, the lease on the 162,101 square-foot Morgan manufacturing facility in Janesville, Wisconsin was extended an additional two years through 2017.  This facility is currently under construction for an additional 19,200 square feet of manufacturing space.  The owner of the property is responsible for the cost of the expansion.

The Company currently has a $50 million revolving line of credit that expires on March 14, 2012.  The Company has executed a commitment letter for a new four-year revolving line of credit that will commence on March 14, 2012. The new revolving line of credit is in the face amount of $25 million and contains an accordion feature which can expand the amount to $50 million. Other terms and conditions are consistent with the current line of credit with the exception of reduced unused line and annual fee amounts.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 18:   Selected Quarterly Information (Unaudited)

The Company’s accounting records are maintained on the basis of four 13-week quarters.  Shown below are the selected unaudited quarterly data.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$154,617	$199,959	$176,328	$177,160
Cost of revenue	135,976	170,507	150,675	150,551
Gross profit	18,641	29,452	25,653	26,609
Selling and administrative expenses	15,091	14,093	14,518	14,808
Closed and excess facility costs	—	—	—	—
Loss (gain) on sale/lease-back of real estate	(126)	(126)	(126)	1,431
Loss on redemption of 8.75% Notes	—	—	—	187
Other expense (income)	(46)	(93)	(20)	609
Operating income	3,722	15,578	11,281	9,574
Interest expense, net	4,472	4,618	4,526	4,226
Income tax provision (benefit)	(187)	4,217	2,402	1,154
Net income (loss)	$(563)	$6,743	$4,353	$4 ,194
Depreciation and amortization	$4,138	$4,313	$4,720	$4,463
Amortization of debt issuance costs	$140	$140	$140	$139

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$133,344	$161,985	$134,979	$123,253
Cost of revenue	117,604	136,824	115,102	112,358
Gross profit	15,740	25,161	19,877	10,895
Selling and administrative expenses	13,947	14,409	13,791	11,552
Closed and excess facility costs	—	782	45	124
Loss on sale/lease-back of real estate	—	—	—	2,555
Gain on redemption of 8.75% Notes	—	—	—	—
Other expense (income)	(16)	(114)	(72)	307
Operating income (expense)	1,809	10,084	6,113	(3,643)
Interest expense, net	4,406	4,481	4,408	4,560
Income tax provision (benefit)	(982)	2,231	749	(3,460)
Net income (loss)	$(1,615)	$3,372	$956	$(4,743)
Depreciation and amortization	$4,090	$4,028	$4,187	$4,246
Amortization of debt issuance costs	$140	$140	$139	$140

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, the Company conducted an evaluation, under the supervision and participation of management, including the Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In 2011, we discovered that a certain deficient condition existed in the preparation of the financial statements included in our 2010 Form 10-K which resulted in our need to file an amended Form 10-K for that year.  In that amendment, we reported this matter as being indicative of a material weakness in our financial reporting and disclosure controls and reported this as material weakness in our 2010 Form 10-K/A filed in June 2011.  We identified this deficiency as being related to a lack of adequate review procedures applied in the preparation of our financial statements which was caused by a shortage of qualified personnel we had available in the financial reporting function.  We reported in our 2011 second quarter 10-Q that we believed we have remedied this deficiency through the hiring of additional qualified personnel with financial reporting expertise and the establishment of revised procedures in the approval of our financial reports.  We believe that this process is continuing to work effectively and believe that the condition that gave rise to the material weakness that we reported has been remediated and eliminated.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets; provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.  Based on this assessment, management identified no material weaknesses in the Company’s internal controls as of December 31, 2011.  Management believes that its internal control over financial reporting is effective.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

Item 9B. Other Information

The sole shareholder of the Company signed a consent dated December 1, 2011 electing John B. Poindexter and Stephen P. Magee members of the Board of Directors for 2012.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of December 31, 2011 are set forth in the following table.  All directors hold office until the next annual meeting or until their successors are duly elected and qualified.  The executive officers are appointed by the Board of Directors annually and serve at the discretion of the Board of Directors.

Name	Age	Position
John B. Poindexter	67	Chairman of the Board, President and Chief Executive Officer
Stephen P. Magee	64	Director
Stephen Ripp	60	Senior Vice President
Michael J. O’Connor	54	Chief Financial Officer
Larry T. Wolfe	63	Vice President of Administration and Secretary

John B. Poindexter has served as Chairman of the Board of Directors since 1988 and as Chief Executive Officer since 1994.  He has acted as President from November 2002 through September 2005 and from November 2006 to present.  As founder of the Company, Mr. Poindexter brings a vast knowledge of our business and industry to our Board of Directors.

Stephen P. Magee has served as Director since the Company was formed in 1988, as Treasurer from 1988 to 2001, and as Chief Financial Officer from 1994 to 2001.  Mr. Magee also serves as Chairman of the Audit Committee of the Board of Directors.  As a Director of the Company since inception and the Chairman of the Audit Committee of our Board of Directors, Mr. Magee has an intimate understanding of our business and the financial landscape in which we operate.

Stephen Ripp became Senior Vice President on November 21, 2011.  Previously he served as Founder and President of the Zurich Group a consulting firm working with company senior executives, suppliers, customers and the investment community turning around underperforming businesses.

Michael J. O’Connor became the Chief Financial Officer in August 2010.  During the five years prior to joining the Company, he served as Vice President and Chief Financial Officer of Step2 Holdings, LLC, Vice President and Chief Financial Officer of Stryker Instruments, and Director of Strategic Planning at Gardner Denver, Inc.

Larry T. Wolfe has served as Vice President of Administration since May 1995.  He previously served as Vice President of Human Resources and Administrative Services for Transco Energy Company.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Audit Committee

The Audit Committee is a standing committee of the Board of Directors.  The primary purpose of the Committee is to assist the Board of Directors in fulfilling its oversight responsibility relating to:

•                  The integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls,

•                  The annual independent audit of our financial statements, the engagement of the independent auditors, and the evaluation of the independent auditors’ qualifications, independence and performance; and

•                  The compliance by the Company with legal and regulatory requirements, including disclosure controls and procedures.

The Audit Committee also reviews the Company’s critical accounting policies; annual and quarterly reports on Form 10-K and Form 10-Q; and earnings releases prior to publication.  The Audit Committee has sole authority to engage, evaluate and replace the independent auditor.  The Audit Committee also has the authority to retain any special legal, accounting or other consultants it deems necessary to perform its duties.  The Audit Committee meets regularly with our management and independent auditors to discuss internal controls and financial reporting process; it also meets privately with the independent auditor on a regular basis.

Members of the Audit Committee in 2011 were Messrs. Magee (Chairman) and Bowen (until his death in March 2011).  Mr. Magee is the only current member.  Since the Company is not publicly traded on a listed exchange, the Board of Directors has not designated a member of the Audit Committee who is considered independent, as the term is used in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Other Significant Persons

Although not an executive officer, each of the following persons is an officer of the referenced subsidiary, or division thereof, and an important contributor to operations:

Name	Age	Position
Allen Lee	50	Acting President of MIC Group, LLC
James E. Donohue	55	President of TAG Group, LLC
Norbert Markert	51	President of Morgan Truck Body, LLC
Michael Ownbey	60	President of Morgan Olson, LLC
Tim Lautermilch	49	President of Federal Coach, LLC and Eagle Coach, LLC

Allen Lee became Acting President of MIC on August 31, 2011 due to the retirement of the incumbent President of MIC.  Previously, Mr. Lee served as Vice President of MIC, Vice President of Operations for a division of the Crane Company, and Vice President of Global Operations for the Daniel Division of Emerson Electric.  A search is underway for a permanent President of MIC.

Jim Donohue became President of TAG in July 2008.  Previously, Mr. Donohue spent nine years in general management positions with Unison Engine and Smiths Aerospace, following a 19-year career with SKF Group.

Norbert Markert became President and Chief Operating Officer of Morgan in November 2005.  Previously, he served two years as President of Autoliv of North America after having been President of Pilkington Automotive North America for four years.

Michael Ownbey became President of Morgan Olson in December 2007.  Before joining Morgan Olson, Mr. Ownbey was Vice President of Operations for Honda Motor Company’s largest North American subsidiary, Yachiyo Manufacturing of Alabama, LLC.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Tim Lautermilch became President of Federal Coach and Eagle Coach in April 2010.  Previously, Mr. Lautermilch was President and Principal at Lean Systems Advisors, a business improvement and turnaround consulting organization, primarily serving manufacturing businesses for privately held companies.

Code of Ethics

The Board of Directors has adopted a code of ethics that applies to its executive officers.  Management does not believe that a code of ethics is a substitute for an obligation to always act in an honest and ethical fashion.  The code of ethics is included as an Exhibit to this Form 10-K.

Item 11.                 Executive Compensation

Overview of Compensation Program

The Chairman of the Board of Directors (the “Chairman”), along with the other Board member and Larry T. Wolfe, Vice President of Administration and Secretary of the Company (for the purpose of this discussion, collectively referred to as the “Committee”), has the responsibility for establishing, implementing and monitoring adherence to the Company’s executive compensation program.  The Committee ensures that the total compensation paid to executives is fair, reasonable and competitive. The Committee has no charter.

Compensation Practices and Objectives

The Committee believes that the most effective executive compensation program is one that rewards the achievement of specific goals and aligns the executives’ interests with those of the Company.  The Committee evaluates both performance and compensation to ensure that it maintains the ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive, relative to the compensation paid to executives at similar companies.  To that end, the Committee believes that executive compensation, including that of the named executive officers, should include a combination of competitive base salaries and performance-driven incentive plans.

Role of Executive Officers in Compensation Decisions

The Committee participates in compensation assessments and recommendations for the executive officers of the Company; the Chairman reserves the right of final approval.  The Chairman further reserves the right to exercise discretion in modifying any recommended adjustments or awards.

Setting Executive Compensation

The Committee has structured the Company’s annual and long-term incentive-based executive compensation to motivate executives to achieve the financial goals set by the Company and reward executives for achieving such goals.  In furtherance of these objectives, the Committee annually engages the services of outside, executive compensation consultants to provide relevant market data.

In making compensation decisions, the Committee compares the total compensation opportunities of its executives to the compensation opportunities of executives in similarly sized companies, from a cross section of manufacturing industries.  This compensation data is derived from a nationwide survey and expressed in terms of 25th, 50th, and 75th percentiles.  The Company strives to manage the base and incentive compensation to the 50th percentile, allowing for further influence by individual performance, Company performance and the executive’s length of service.

A significant portion of total compensation is provided as incentive compensation, realized by the executives as a result of the Company achieving established objectives.  Historically, incentive awards have been reflective of both the Company’s achievement of established objectives and the executive’s performance.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

2011 Executive Compensation Components

For the fiscal year ended December 31, 2011, the principal components of compensation for named executive officers were:

•                  Base salary;

•                  Performance-based annual incentive compensation; and

•                  Performance-based long-term incentive compensation.

The Company does not provide executives with noncash compensation, such as retirement plans or perquisites.

Base Salary

The Company provides executive officers with a base salary to compensate them for services rendered during the fiscal year.  Salary ranges are determined by the executive’s position, responsibilities and market compensation data.  The Company strives to manage an executive’s base salary compensation to the 50th percentile of the market data (provided by an outside consultant).  Salary levels are typically considered annually, as part of the Company’s performance review process, as well as upon a promotion or other change in job responsibility.  Merit-based increases for executives are a result of recommendations made by the Committee and subject to the final approval of the Chairman.

Performance-Based Annual Management Incentive Plan

The annual Management Incentive Plan (the “Plan”) was established in the mid-1990s to provide an annual incentive opportunity for Company executives.  The purpose of the Plan is to align the interests of the executives with the financial performance of their business unit and the Parent Company.

In 2010 and prior years Plan awards were based on a financial computation of attainment of operating income and working capital goals in relation to pre-determined targets. Beginning in 2011, the legacy Plan was terminated and a new Plan established.  The new Plan was reformulated to incorporate the attainment of strategic objectives and other qualitative factors in addition to the attainment of targeted operating income and working capital goals.  A key element of the new Plan is that awards will not be calculated based solely on pre-established financial criteria and instead will be dependent on both qualitative and quantitative performance criteria established by the CEO.

Long-Term Performance Plan

Established in 1999, the Long-Term Performance Plan (“LTPP”) was designed to align the interests and performance goals of the most senior executives with the long-term financial performance of the Company.  Each cycle of the LTPP has a three-year duration; awards are paid only to eligible participants at the end of the three-year cycle, depending upon cumulative consolidated financial performance versus established budgets.

Each year, the Committee designates participants in the LTPP and provides them with a letter that outlines their participation, their targeted award and the performance criteria.  Due to the three-year cycle, a regular participant in the LTPP can have three cycles in progress simultaneously; one cycle will be in its first year, one in the second year and one in the third year.  Targeted participant awards are expressed as a percent of their base annual salary at the end of the three-year cycle.

Performance of the LTPP is determined by the cumulative Profit Before Tax (“PBT”) financial performance of the Company over each three-year period, as measured against the budgeted PBT for the same time period.  Threshold performance is achieved when the Company’s cumulative PBT achieves 80% of budgeted PBT for the same period.  A scale is used to determine the participant’s award, so that at the threshold, or 80% performance, a participant receives 20% of the established award.  The maximum award is achieved when PBT reaches or exceeds 130%, which, based on the scale, equates to a payment of 200% of the participant’s established award.  Awards are paid at the conclusion of each three-year cycle, following the audit of the Company’s results of operations.

For any calendar year that the Company’s performance fails to reach at least the 80% threshold level, an 80% achievement factor is used for that year in the calculation for the three-year period.  The Chairman has the authority to modify a

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

participant’s final award.  Once the Company’s performance has become known for the three-year cycle, 80% to 200% of the calculated award is paid to recognize a participant’s individual performance and contribution.  The Board has the authority to amend, modify or cancel the LTTP at any time.

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

401(k) Plan

The Company sponsors a 401(k) savings plan that allows participating employees to contribute a portion of their gross compensation, up to 100%, and provides for Company-matching contributions, up to 3% of the first 5%.  The plan allows the Company to make an annual, discretionary contribution; however, it has not made such a contribution to-date.  Vesting in the Company’s matching contribution is 20% per year for the first five years of employment.

Perquisites and Other Personal Benefits

The Company does not provide any form of perquisite, executive benefit program or personal benefits to any of the named executives or any other senior management member.

Compensation Committee Interlocks and Insider Participation

The members of the Committee are Messrs. Poindexter, Magee and Wolfe.  Mr. Wolfe is an officer of the Company.  Refer to Item 13, Certain Relationships and Related Transactions, and Director Independence, for a description of certain transactions between the Company and Messrs. Poindexter and Magee.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

COMMITTEE REPORT

The Committee of the Company has reviewed and discussed this Compensation Discussion and Analysis.  Based on such review and discussion, the Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Form 10-K.

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

Summary Compensation Table

Name and principal position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
John B. Poindexter(a)	2011	—	—	$616,740	$616,740
Principal Executive Officer	2010	—	—	$533,714	$533,714
	2009	—	—	$533,714	$533,714

Robert Preston(b)	2011	$325,032	—	$237,677	$562,709
Former Chief Operating Officer	2010	$389,583	$194,792	$62,607	$646,982

Larry T. Wolfe(c)	2011	$307,041	$251,490	$2,450	$560,981
Vice President of Administration and	2010	$293,648	$150,719	$2,450	$446,817
Secretary	2009	$290,083	$164,468	$2,450	$457,001

Michael J. O’Connor(d)	2011	$235,000	$95,904	$71,060	$401,964
Principal Financial Officer	2010	$91,667	$35,000	$21,125	$147,792

David Kay(e)	2011	—	—	—	—
Principal Financial Officer	2010	$189,600	—	$15,108	$204,708
	2009	$21,600	—	$8,239	$29,839

Norbert Markert(f)	2011	$362,072	$471,850	$3,300	837,222
President, Morgan	2010	$352,098	$336,865	$3,300	$692,263
	2009	$345,762	$147,870	$3,300	$496,932

James E. Donohue(g)	2011	$350,396	$319,683	$2,421	$672,500
President, TAG Group	2010	$341,177	$308,063	$26,937	$676,177
	2009	$340,000	$226,563	$10,511	$577,074

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

(a) Mr. Poindexter is compensated through a Management Services Agreement between Southwestern Holdings, Inc. and the Company.  (Southwestern Holdings is owned by Mr. Poindexter.)  For all services, the Company paid Southwestern $616,704, $533,714 and $533,714 in 2011, 2010 and 2009, respectively.  Mr. Poindexter does not participate in the Management Incentive Plan or LTPP.

(b) Mr. Preston received a salary of $325,032 for 2011.  In addition, Mr. Preston received reimbursement of relocation expenses totaling $22,677 in 2011.  Mr. Preston was terminated from the Company on September 10, 2011 and received a payment of $215,000.

(c) Mr. Wolfe received a salary of $307,041 for 2011.  In accordance with the Management Incentive Plan, he received $125,304, which was earned in 2011, but paid in 2012.  He also earned $126,186, pursuant to the LTPP for the three-year period ended December 31, 2011; this compensation was earned in the three-year cycle ending in 2011, but paid in 2012. The Company matched $2,450 of Mr. Wolfe’s contributions to the Company’s 401(k) Plan in 2011, 2010 and 2009.

(d) Mr. O’Connor received a salary of $235,000 for 2011.  Pursuant to the Management Incentive Plan, he received $95,904, which was earned in 2011, but paid in 2012.  In addition, he received reimbursement of relocation expenses totaling $68,710 in 2011.  The Company matched $2,350 of Mr. O’Connor’s contributions to the Company’s 401(k) Plan in 2011.

(e) Mr. Kay received compensation of $189,600 for 2010.  He did not receive a bonus and did not participate in either the Management Incentive Plan or LTPP.  Mr. Kay received reimbursement for living and business expenses totaling $15,108 and $8,239 in 2010 and 2009, respectively.  Mr. Kay resigned his position as Principal Financial Officer of the Company effective August 9, 2010.

(f) Mr. Markert received a salary of $362,072 for 2011.  Pursuant to the Management Incentive Plan, he received $251,205, which was earned in 2011, but paid in 2012.  He also earned $220,645, pursuant to the LTPP for the three-year period ended December 31, 2011; this compensation was earned in the three-year cycle ending in 2011, but paid in 2012.  The Company matched $3,300 of Mr. Markert’s contributions to the Company’s 401(k) Plan in 2011, 2010 and 2009.

(g) Mr. Donohue received a salary of $350,396 for 2011.  Pursuant to the Management Incentive Plan, he received $149,757, which was earned in 2011, but paid in 2012.  He also received a payment of $169,926, pursuant to the LTPP for the three-year period ended December 31, 2011; this compensation was earned in the three-year cycle ending in 2011, but paid in 2012.  The Company matched $2,421, $3,228 and $3,283 of Mr. Donohue’s contributions to the Company’s 401(k) Plan in 2011, 2010 and 2009, respectively.  Mr. Donohue received reimbursement for relocation-related expenses of $23,709 in 2009.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Estimated Annual Future Payouts Under

Non-Equity Incentive Plan Awards

Name	Grant Date	Plan	Threshold	Target	Maximum
John B. Poindexter(a)	—	—	—	—	—

Robert Preston(b)	—	—	—	—	—

Larry Wolfe(c)	January 1, 2011	Incentive Plan	$69,288	$108,262	$182,963
	January 1, 2011	LTPP	$32,169	$201,058	$804,232

Michael J. O’Connor(d)	January 1, 2011	Incentive Plan	$53,760	$84,000	$141,960
	January 1, 2011	LTPP	$24,960	$156,000	$624,000

David Kay(e)	—	—	—	—	—

Norbert Markert(f)	January 1, 2011	Incentive Plan	$133,125	$187,500	$290,625
	January 1, 2011	LTPP	$45,000	$281,250	$1,125,000

James E. Donohue(g)	January 1, 2011	Incentive Plan	$128,155	$180,500	$279,775
	January 1, 2011	LTPP	$51,000	$269,500	$1,050,000

(a) Mr. Poindexter is not eligible to participate in either the Management Incentive Plan or the LTPP.

(b) Mr. Preston is not eligible to participate in either the Management Incentive Plan or the LTPP due to his termination of employment on September 10, 2011.

(c) Mr. Wolfe was granted an award under the Management Incentive Plan, with a consolidated earnings target for the Company for 2012.  He will be eligible for the threshold amount if the Company reaches 80% of its earnings target; he will be eligible for the maximum amount, 169%, if the Company reaches 130% of its earnings target. The award may be modified based on completion of predefined strategic objectives. During 2011 and previous years, Mr. Wolfe was granted awards under the LTPP that render him eligible for awards for the three-year cycles ending in 2012, 2013 and 2014.  The awards are based on a cumulative attainment of Profit Before Tax, compared to approved budgets, during these three-year cycles.

(d) Mr. O’Connor was granted an award under the Management Incentive Plan, with a consolidated earnings target for the Company for 2012.  He will be eligible for the threshold amount if the Company reaches 80% of its earnings target; he will be eligible for the maximum amount, 169%, if the Company reaches 130% of its earnings target.  The award may be modified based on completion of predefined strategic objectives.  During 2011, Mr. O’Connor was granted an award under the LTPP that makes him eligible for an award for the three-year cycle ending in 2013.  The award is based on a cumulative attainment of Profit Before Tax, compared to the approved budgets, for the three-year cycle.

(e) Mr. Kay was not eligible to participate in either the Management Incentive Plan or the LTPP.

(f) Mr. Markert was granted an award under the Management Incentive Plan, with earnings and working capital targets for Morgan, in conjunction with a consolidated earnings target for the Company, for 2012.  Under the “Performance-Based Annual Incentive Plan,” Mr. Markert will be eligible to receive from 71% to 155% of his targeted bonus if the Morgan business unit reaches a minimum of 80% of its earnings target for 2012.  The award may be modified based on completion of predefined strategic objectives. During 2011 and previous years, Mr. Markert was granted awards under the LTPP that render him eligible for awards for the three-year cycles ending in 2012, 2013 and 2014.  The awards are based on a cumulative attainment of Profit Before Tax, compared to approved budgets, during these three-year cycles.

(g) Mr. Donohue was granted an award under the Management Incentive Plan, with earnings and working capital targets for TAG, in conjunction with a consolidated earnings target for the Company, for 2012.  Under the Management Incentive Plan

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

section, Mr. Donohue will be eligible to receive from 71% to 155% of his targeted bonus if the TAG business unit reaches a minimum of 80% of its earnings target for 2012. The award may be modified based on completion of predefined strategic objectives. During 2011 and previous years, Mr. Donohue was granted awards under the LTPP that render him eligible for awards for the three-year cycles ending in 2012, 2013 and 2014.  The awards are based on a cumulative attainment of Profit Before Tax, compared to approved budgets, during these three-year cycles.

Director’s Compensation

Directors who are executive officers or employees do not receive fees for serving as directors or committee members.  The Company pays $20,000 per year to each outside director.  The Company pays the Chairman of the Audit Committee of the Board of Directors (currently Mr. Magee) an additional $8,000 per year.

Mr. Bowen served as a Director since 1994 and as a member of the Company’s Audit Committee in 2011 until his death on March 20, 2011.

The following table sets forth information regarding the compensation of the Company’s non-employee directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Stephen P. Magee	$28,000	—	—	$28,000
William J. Bowen	$10,000	—	—	$10,000

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the Company’s common stock, as of February 23, 2011.  No class of the Company’s securities is registered pursuant to Section 13 or 15(d) of the Exchange Act.

Directors, Officers and 5% Stockholders	Title of Class	Beneficial Number of Shares	Ownership Percent of Class
John Poindexter (director and named executive officer)	Common Stock	3,059	100%
All directors and executive officers as a group (six persons)	Common Stock	3,059	100%

Mr. Poindexter has sole voting power with respect to all shares of common stock that he beneficially owns; he is the only person who beneficially owns outstanding shares of common stock.  Mr. Poindexter’s address is 600 Travis St., Suite 200, Houston, Texas 77002.

The Company has not reserved any equity shares for issuance under any equity compensation plans.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Mr. Magee is Chairman of the Audit Committee, and the Board of Directors has concluded he is not currently independent under SEC rules or NASDAQ Marketplace Rules applicable to audit committee members.  Mr. Poindexter is an executive officer of the Company; thus, the Board of Directors has concluded that he is not currently an independent director. The Board of Directors has no independent directors.

The Company is party to a Management Services Agreement with Southwestern Holdings, Inc. (“Southwestern”), which is owned by Mr. Poindexter, and of which, Mr. Magee, one of the Company’s directors, serves as President.  The Management Services Agreement was suspended effective June 30, 2006, when Mr. Poindexter became an employee of the Company and reinstated effective July 31, 2008, when Mr. Poindexter ceased being an employee of the Company.  Pursuant to the Management Services Agreement, Southwestern provided services to the Company, including those of Mr. Poindexter.  The Company paid Southwestern approximately $51,400 per month for these services, subject to annual automatic increases, based upon the consumer price index.  The Company may pay a discretionary annual bonus to Southwestern or raise the annual increases above normal adjustments subject to certain limitations.  For all services, the Company paid Southwestern $616,740, $533,714 and $533,714, in 2011, 2010 and 2009, respectively. Mr. Poindexter receives no salary from the Company.

Effective December 12, 2008, one of the Company’s subsidiaries sold and leased back three of its manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Morgantown and Ephrata, Pennsylvania, and Corsicana, Texas, were sold at their appraised value of $7,135,000.  The Company subsidiary paid rent of $742,158 to Poindexter Properties, LLC for the use of the properties in 2011.

Effective December 17, 2010, four of the Company’s subsidiaries sold and leased back six manufacturing facilities to Poindexter Properties, LLC, a company owned by Mr. Poindexter.  The properties, located in Ehrenburg, Arizona; Sturgis, Michigan; Elkhart, Indiana; and Brenham, Texas, were sold at their appraised value of $14,975,000.  The subsidiaries paid rent of $1,418,484 to Poindexter Properties, LLC for the use of the properties in 2011.

Effective December 28, 2011, two of the Company’s subsidiaries sold and leased back two properties.  The properties, located in Rydal, Georgia and Centralia, Washington, were sold at their appraised value of $2,075,000.

Mr. Magee provided the Company consulting services in 2009.  The Company paid $60,000 in 2009 for director’s fees and for consulting services.  In addition, the Company reimbursed Mr. Magee for related business expenses.

The Company does not have an established procedure for the review, approval or ratification of related-party transactions.  Prior to entering into any such transaction, however, the executive officers of the Company determine whether the transaction is permitted by the terms of the Company’s 8.75% Notes Indenture, the credit facility agreement and other relevant contractual obligations.

Item 14.                 Principal Accountant Fees and Services

The following table sets forth the fees billed to us by our independent auditors, Crowe Horwath, LLP (“CH”):

	2011	2010	2009
Audit Fees	$323,260	$318,645	$337,760
Audit-Related Fees	18,310	24,300	63,925
Tax Fees	—	—	—
All Other Fees	90,000	—	—
Total Fees	$431,570	$342,945	$401,685

Audit Fees

Audit fees are the charges billed by CH during the year in connection with the conclusion of the prior year audit and the current year audit of our consolidated financial statements, as well as reviews of our quarterly reports on Form 10-Q.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

Audit-related fees are the charges billed by CH for assurance and related services, including miscellaneous accounting advice.

Other fees are charges for due diligence support related to the Company’s preparations for a proposed $200 million bond offering to replace the current 8.75% Notes due in 2014.

These fees were preapproved by the Audit Committee under the following procedures.

Preapproval Procedures

The Company’s Audit Committee is responsible for the engagement of the independent auditors and for approving, in advance, all auditing services and permitted non-audit services provided by the independent auditors.  The Audit Committee maintains a policy governing the engagement of independent auditors that is intended to maintain the independent auditors’ independence from the Company.  In adopting this policy, the Company’s Audit Committee considered the various services that independent auditors have historically performed, or may need to perform, for the Company.  Under this policy, which is subject to review and re-adoption annually by the Audit Committee:

•                    The Audit Committee approves the performance by the independent auditors of audit-related services, subject to restrictions in certain cases, based on the Audit Committee’s determination that this action would not be likely to impair the independence of the independent auditors from the Company;

•                    The Company’s management must obtain the specific prior approval of the Company’s Audit Committee for each engagement of the independent auditors to perform any auditing or permitted non-audit services; however, specific prior approval by the Company’s Audit Committee is not required for any auditing services that are within the scope of a preapproved engagement (consistent with other services provided by the auditor in the past).  In addition, specific prior approval is not required for permitted non-audit services that:

(i)            In the aggregate do not total more than $25,000;

(ii)           Were not recognized by the Company at the time of the engagement to be non-audit services; and

(iii)          Are promptly brought to the attention of the Company’s Audit Committee and approved by the Audit Committee in accordance with this policy prior to the completion of the audit.

•                    The performance by the independent auditors of certain types of services (bookkeeping or other services related to the accounting records or financial statements of the Company; financial information systems design and implementation; appraisal or valuation services, fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions or human resources; broker or dealer, or investment adviser or investment banking services; legal services and expert services unrelated to the audit; and any other service that the applicable federal oversight regulatory authority determines, by regulation, is impermissible) is prohibited, due to the likelihood that their independence would be impaired.

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

The standard applied by the Company’s Audit Committee in determining whether to grant approval of an engagement of the independent auditors is whether the services to be performed, the compensation to be paid for such services and other related factors are consistent with the independent auditor’s independence under guidelines of the Securities and Exchange Commission and applicable professional standards. Relevant considerations include, but are not limited to, whether the work product is likely to be subject to, or implicated in, audit procedures during the audit of the Company’s financial statements; whether the independent auditors would be functioning in the role of management or in an advocacy role; whether performance of the service by the independent auditors would enhance the Company’s ability to manage or control risk or improve audit quality; whether performance of the service by the independent auditors would increase efficiency because of their familiarity with the Company’s business, personnel, culture, systems, risk profile, and other factors; and whether the

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

amount of fees involved, or the proportion of the total fees payable to the independent auditors in the period that is for tax and other non-audit services, would tend to reduce the ability of the independent auditors to exercise independent judgment in performing the audit.

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

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

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

10.5 (4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and Morgan Trailer Mfg. Co.

10.6 (4)	Sales Agreement dated October 1, 2004 between E. I. du Pont de Nemours and Company and TAG Group, Inc.

10.7 (1)	Form of Incentive Plan for certain employees of the subsidiaries of J.B. Poindexter & Co., Inc.

10.8(13)	Form of Long-Term Performance Plan

10.9 (5)	Management Services Agreement dated as of May 23, 1994, between J.B. Poindexter & Co., Inc. and Southwestern Holdings, Inc.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

10.10 (3)	Management Services Agreement effective as of December 19, 2003, between J.B. Poindexter & Co., Inc., Morgan Trailer Mfg. Co. and Morgan Olson.

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

10.17(13)

Limited Consent, Joinder and Ninth Omnibus Amendment dated January 14, 2010, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.18(13)

Tenth Amendment to Loan and Security Agreement dated December 13, 2010, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

10.19(13)

Limited Consent and Eleventh Amendment to Loan and Security Agreement dated July 13, 2011, among J.B. Poindexter & Co., Inc., certain subsidiaries thereof, certain other loan parties signatories thereto and Bank of America, a national banking association, for itself, as a lender, and as the agent for the lenders.

12*	Computation of Ratio of Earnings to Fixed Charges

14(12)	Code of Ethics

21(12)	List of subsidiaries of J.B. Poindexter & Co., Inc.

31.1*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Executive Officer

31.2*	Rule 13(a)-14(a)/15d-14(a) Certificate of the Chief Financial Officer

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

32.1*	Section 1350 Certificate of the Chief Executive Officer

32.2*	Section 1350 Certificate of the Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Labels Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

#	Management contracts or compensatory plans.
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-1 (No. 33-75154) as filed with the SEC on February 10, 1994.
(2)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the SEC on March 31, 1995.
(3)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 14, 2003.
(4)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement on Form S-4 (No. 333-123598) as filed with the SEC on March 25, 2005.
(5)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Registration Statement as amended on Form S-4A (No. 333-123598) as filed with the SEC on April 7, 2005.
(6)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the SEC on November 14, 2005.
(7)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.
(8)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2006, as filed with the SEC on September 5, 2007.
(9)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on April 2, 2007.
(10)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, as filed with the SEC on November 20, 2007.
(11)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.
(12)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010.
(13)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 13, 2011.
(14)	Incorporated by reference to J.B. Poindexter & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on October 31, 2011.

J.B. POINDEXTER & CO., INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.B. POINDEXTER & CO., INC.

Date: February 23, 2012	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2012	By	/s/ John B. Poindexter
John B. Poindexter, Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 23, 2012	By	/s/ Stephen P. Magee
Stephen P. Magee, Director

Date: February 23, 2012	By	/s/ Michael O’Connor
Michael O’Connor, Chief Financial Officer
(Principal Financial and Accounting Officer)